Form 10-Q
period 2011-09-30
Integrity Applications, Inc.
filed 2011-12-29
CIK 1506983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission File Number: 333-176415

INTEGRITY APPLICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0668934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

102 Ha’Avoda Street P.O. Box 432 Ashkelon, Israel	L3 78100
(Address of principal executive offices)	(Zip Code)

                             972 (8) 675-7878
(Registrant’s telephone number, including area code)

                                                                N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☐          No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes ☐          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐          No ☒

As of December 28, 2011, 5,295,543 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

INTEGRITY APPLICATIONS, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

INTEGRITY APPLICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	2,476,169	1,494,248
Other current assets	64,055	85,704
Total current assets	2,540,224	1,579,952

Property and Equipment, Net	89,741	57,350

Funds in Respect of Employee Rights Upon Retirement	142,772	133,335
Total assets	2,772,737	1,770,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Credit from banking institutions	-	18,843
Accounts payable	118,390	10,666
Other current liabilities	188,539	258,586
Total current liabilities	306,929	288,095

Long-term loans from stockholders	625,900	625,881

Liability for employee rights upon retirement	280,222	258,522
Total liabilities	1,213,051	1,172,498

Stockholders’ Equity
Common stock of US$ 0.001 par value (“Common stock”):
40,000,000 shares authorized as of September 30, 2011 and December 31, 2010; issued and outstanding 5,295,543 and 4,844,575 shares as of September 30, 2011 and December 31, 2010, respectively	5,296	4,845
Additional paid in capital	13,447,209	10,762,892
Accumulated other comprehensive income (loss)	25,990	(16,418)
Deficit accumulated during development stage	(11,918,809)	(10,153,180)
Total stockholders’ equity	1,559,686	598,139
Total liabilities and stockholders’ equity	2,772,737	1,770,637

The accompanying notes are an integral part of these financial statements.

INTEGRITY APPLICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	US dollars (except share data)
	Three month period ended September 30,		Nine month period ended September 30,		Cumulative period from September 30, 2001 (date of inception) through September 30,
	2011	2010(*)	2011	2010(*)	2011(*)
	(unaudited)		(unaudited)		(unaudited)

Research and development expenses, net	461,077	189,104	1,242,191	678,200	8,008,604
General and administrative expenses	239,169	105,502	493,905	331,854	2,111,494
Other income	-	-	-	-	(912)
Operating loss	700,246	294,606	1,736,096	1,010,054	10,119,186
Financing expenses, net	8,462	388,133	29,533	1,145,136	1,799,623
Loss for the period	708,708	682,739	1,765,629	2,155,190	11,918,809

Basic and diluted loss per share (Note 3)	0.14	0.17	0.35	0.54

Basic and diluted weighted average number of shares outstanding (Note 3)	5,205,640	3,999,998	5,016,935	3,999,998

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010.

The accompanying notes are an integral part of these financial statements.

INTEGRITY APPLICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (*)

	US Dollars (except share data)
	Common Stock		Additional	Accumulated other	Deficit accumulated during	Total
	Number of shares	Amount	paid in capital	comprehensive income (loss)	developmental stage	stockholders’ equity (deficit)
September 30, 2001 (date of inception)
2,136,307 Common Stock of US$ 0.001 per share issued for cash	2,136,307	2,136	38,306	-	-	40,442

Loss for the period	-	-	-	-	(63,293)	(63,293)
Loss on translation of subsidiary’s financial statements from its functional currency to the reporting currency	-	-	-	(5)	-	(5)
Comprehensive loss						(63,298)
Balance as of December 31, 2002	2,136,307	2,136	38,306	(5)	(63,293)	(22,856)

Loss for the year	-	-	-	-	(350,290)	(350,290)
Loss on translation of subsidiary’s financial statements from its functional currency to the reporting currency	-	-	-	(15,035)	-	(15,035)
Comprehensive loss						(365,325)
Balance as of December 31, 2003	2,136,307	2,136	38,306	(15,040)	(413,583)	(388,181)

Loss for the year	-	-	-	-	(288,233)	(288,233)
Loss on translation of subsidiary’s financial statements from its functional currency to the reporting currency	-	-	-	(15,069)	-	(15,069)
Comprehensive loss						(303,302)

Issuance of 42,727 Common Stock for cash at US$ 1.76 per share on March 16, 2004	42,727	43	74,957	-	-	75,000
Issuance of 72,773 Common Stock for cash of US$ 1.72 per share on November 25, 2004	72,773	73	128,783	-	-	128,856
Balance as of December 31, 2004	2,251,807	2,252	242,046	(30,109)	(701,816)	(487,627)

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the group.

The accompanying notes are an integral part of these financial statements.

INTEGRITY APPLICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (*) (CONTD.)

	US Dollars (except share data)
	Common Stock		Additional	Accumulated other	Deficit accumulated during	Total
	Number of shares	Amount	paid in capital	comprehensive income (loss)	developmental stage	stockholders’ equity (deficit)

Balance as of January 1, 2005	2,251,807	2,252	242,046	(30,109)	(701,816)	(487,627)
Loss for the year	-	-	-	-	(1,055,594)	(1,055,594)
Gain on translation of subsidiary’s financial statements from its functional currency to the reporting currency	-	-	-	8,542	-	8,542
Comprehensive loss						(1,047,052)

Issuance of 218,281 Common Stock for cash of US$ 1.72 per share on January 14, 2005	218,281	218	374,782	-	-	375,000
Issuance of 291,051 Common Stock for cash of US$ 1.72 per share on April 5, 2005	291,051	291	499,709	-	-	500,000
Issuance of 59,389 Common Stock for cash of US$ 3.37 per share on May 31, 2005	59,389	60	199,940	-	-	200,000
Stock-based compensation	52,147	52	189,564	-	-	189,616
Balance as of December 31, 2005	2,872,675	2,873	1,506,041	(21,567)	(1,757,410)	(270,063)

Loss for the year	-	-	-	-	(1,282,842)	(1,282,842)
Loss on translation of subsidiary’s financial statements from its functional currency to the reporting currency	-	-	-	(57,127)	-	(57,127)
Comprehensive loss						(1,339,969)

Issuance of 87,315 Common Stock for cash of US$ 1.47 per share on January 26, 2006	87,315	87	128,118	-	-	128,205
Issuance of 1,899 Common Stock for cash of US$ 3.63 per share on March 31, 2006	1,899	2	6,888	-	-	6,890
Issuance of 13,786 Common Stock for cash of US$ 3.63 per share on June 16, 2006	13,786	14	49,986	-	-	50,000
Issuance of 14,113 Common Stock for cash of US$ 3.63 per share on June 30, 2006	14,113	14	51,166	-	-	51,180
Issuance of 51,207 Common Stock for cash of US$ 3.91 per share on August 15, 2006	51,207	51	199,949	-	-	200,000
Issuance of 301,948 Common Stock for cash of US$ 4.31 per share on October 5, 2006	301,948	302	1,299,698	-	-	1,300,000
Issuance of 348,402 Common Stock for cash of US$ 4.31 per share on December 14, 2006	348,402	349	1,372,146	-	-	1,372,495
Stock-based compensation	63,395	63	277,434	-	-	277,497
Balance as of December 31, 2006	3,754,740	3,755	4,891,426	(78,694)	(3,040,252)	1,776,235

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the group.

The accompanying notes are an integral part of these financial statements.

INTEGRITY APPLICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (*) (CONTD.)

	US Dollars (except share data)
	Common Stock			Accumulated other	Receivable in	Deficit accumulated during	Total
	Number of shares	Amount	Additional paid in capital	comprehensive income (loss)	respect of stock issuance	developmental stage	stockholders’ equity (deficit)

Balance as of January 1, 2007	3,754,740	3,755	4,891,426	(78,694)	-	(3,040,252)	1,776,235
Loss for the year	-	-	-	-	-	(1,593,205)	(1,593,205)
Gain on translation of subsidiary’s financial statements from its functional currency to the reporting currency	-	-	-	84,528	-	-	84,528
Comprehensive loss							(1,508,677)
Stock-based compensation	28,707	29	274,630	-	-	-	274,659
Balance as of December 31, 2007	3,783,447	3,784	5,166,056	5,834	-	(4,633,457)	542,217

Loss for the year	-	-	-	-	-	(1,528,981)	(1,528,981)
Gain on translation of subsidiary’s financial statements from its functional currency to the reporting currency	-	-	-	110,134	-	-	110,134
Comprehensive loss							(1,418,847)

Issuance of 61,989 Common Stock for cash of US$ 5.52 per share on September 27, 2008	61,989	62	341,938	-	-	-	342,000
Issuance of 104,220 Common Stock for cash of US$ 5.52 per share on October 7, 2008	104,220	104	574,896	-	(75,000)	-	500,000
Stock-based compensation	-	-	84,380	-	-	-	84,380
Balance as of December 31, 2008	3,949,656	3,950	6,167,270	115,968	(75,000)	(6,162,438)	49,750

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the group.

The accompanying notes are an integral part of these financial statements.

INTEGRITY APPLICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (*) (CONTD.)

	US Dollars (except share data)
	Common Stock			Accumulated other	Receivable in	Deficit accumulated during	Total
	Number of shares	Amount	Additional paid in capital	comprehensive income (loss)	Respect of stock issuance	developmental stage	stockholders’ equity (deficit)

Balance as of January 1, 2009	3,949,656	3,950	6,167,270	115,968	(75,000)	(6,162,438)	49,750
Loss for the year	-	-	-	-	-	(1,202,296)	(1,202,296)
Loss on translation of subsidiary’s financial statements from its functional currency to the reporting currency	-	-	-	(13,367)	-	-	(13,367)
Comprehensive loss							(1,215,663)

Issuance of 50,342 Common Stock for cash of US$ 6.02 per share in January 2009	50,342	50	302,950	-	-	-	303,000
Repayment of receivable in respect of stock issuance	-	-	-	-	75,000	-	75,000
Stock-based compensation	-	-	12,171	-	-	-	12,171
Balance as of December 31, 2009	3,999,998	4,000	6,482,391	102,601	-	(7,364,734)	(775,742)

Loss for the year	-	-	-	-	-	(2,788,446)	(2,788,446)
Loss on translation of subsidiary’s financial statements from its functional currency to the reporting currency	-	-	-	(119,019)	-	-	(119,019)
Comprehensive loss							(2,907,465)
Issuance of 530,600 Common Stock for cash of US$ 6.25 per share in December 2010, net of related expenses	530,600	531	2,356,501	-	-	-	2,357,032
Stock-based interest compensation to convertible notes holders	194,391	194	1,214,749	-	-	-	1,214,943
Conversion of convertible notes	119,586	120	694,676	-	-	-	694,796
Stock-based compensation	-	-	14,575	-	-	-	14,575
Balance as of December 31, 2010	4,844,575	4,845	10,762,892	(16,418)	-	(10,153,180)	598,139

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the group.

The accompanying notes are an integral part of these financial statements.

INTEGRITY APPLICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (*) (CONTD.)

	US Dollars (except share data)
	Common Stock			Accumulated other	Receivable in	Deficit accumulated during	Total
	Number of shares	Amount	Additional paid in capital	comprehensive income (loss)	respect of stock issuance	developmental stage	stockholders’ equity (deficit)

Balance as of January 1, 2011	4,844,575	4,845	10,762,892	(16,418)	-	(10,153,180)	598,139
Loss for the period of nine months	-	-	-	-	-	(1,765,629)	(1,765,629)
Gain on translation of subsidiary’s financial statements from its functional currency to the reporting currency	-	-	-	42,408	-	-	42,408
Comprehensive loss							(1,723,221)

Issuance of 16,320 Common Stock for cash of US$ 6.25 per share on January 31, 2011, net of related expenses	16,320	16	83,164	-	-	-	83,180
Issuance of 90,768 Common Stock for cash of US$ 6.25 per share on March 31, 2011, net of related expenses	90,768	91	479,810	-	-	-	479,901
Issuance of 40,000 Common Stock for cash of US$ 6.25 per share on April 29, 2011, net of related expenses	40,000	40	191,682	-	-	-	191,722
Issuance of 34,200 Common Stock for cash of US$ 6.25 per share on May 31, 2011, net of related expenses	34,200	34	179,992	-	-	-	180,026
Issuance of 34,200 Common Stock for cash of US$ 6.25 per share on July 29, 2011, net of related expenses	269,680	270	1,466,115	-	-	-	1,466,385
Stock-based compensation	-	-	283,554		-	-	283,554
Balance as of September 30, 2011 (unaudited)	5,295,543	5,296	13,447,209	25,990	-	(11,918,809)	1,559,686

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the group.

The accompanying notes are an integral part of these financial statements.

INTEGRITY APPLICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars (except share data)
	Nine month period ended September 30,		Cumulative period from September 30, 2001 (date of inception) through September 30,
	2011	2010(*)	2011(*)
	(unaudited)		(unaudited)
Cash flows from operating activities:

Loss for the period	(1,765,629)	(2,155,190)	(11,918,809)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Depreciation	16,687	14,370	126,128
Increase in liability for employee rights upon retirement	34,754	24,844	257,329
Stock-based compensation	283,554	12,593	1,136,385
Stock-based interest compensation to convertible notes holders	-	945,468	1,214,943
Linkage difference on principal of loans from stockholders	27,502	9,777	179,617
Interest on convertible notes	-	50,497	78,192
Gain on sale of property and equipment	-	-	(912)
Gain in respect of trading marketable securities	-	-	(12,920)

Changes in assets and liabilities:

Decrease (increase) in other current assets	17,885	(14,306)	(41,434)
Increase (decrease) in accounts payable – trade	109,968	(7,950)	118,413
Increase (decrease) in accounts payable – other	(62,131)	186,082	164,936
Net cash used in operating activities	(1,337,410)	(933,815)	(8,698,132)

Cash flows from investment activities:

Increase in funds in respect of employee rights upon retirement	(16,080)	(19,998)	(133,320)
Purchase of property and equipment	(53,388)	(6,589)	(207,542)
Proceeds from sale of property and equipment	-	-	4,791
Investment in marketable securities	-	-	(388,732)
Sale of marketable securities	-	-	406,995
Short-term loan granted to related party, net of repayments	-	-	(14,252)
Net cash used in investment activities	(69,468)	(26,587)	(332,060)

Cash flows from financing activities

Credit from banking institutions	(18,943)	(4,192)	(6,492)
Proceeds from issuance of convertible notes	-	-	1,144,000
Repayment of convertible notes	-	-	(527,396)
Proceeds from issuance of Common Stock, net of issuance expenses	2,401,214	-	10,406,381
Deferred offering cost	-	(77,292)	-
Proceeds from stockholders loans	-	-	347,742
Convertible notes – net cash received	-	999,000	-
Net cash provided by financing activities	2,382,271	917,516	11,364,235
Effect of exchange rate changes on cash and cash equivalents	6,528	627	142,126

Increase (decrease) in cash and cash equivalents	981,921	(42,259)	2,476,169
Cash and cash equivalents at beginning of the period	1,494,248	62,032	-
Cash and cash equivalents at end of the period	2,476,169	19,773	2,476,169

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the group.

The accompanying notes are an integral part of these financial statements.

INTEGRITY APPLICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –	GENERAL

A.
Integrity Applications, Inc. (the “Company”) was incorporated on May 18, 2010, under the laws of the State of Delaware.  On July 15, 2010, Integrity Acquisition Corp. Ltd. (hereinafter: “Integrity Acquisition”), a wholly-owned Israeli subsidiary of the Company established on May 23, 2010, completed a merger with A.D. Integrity Applications Ltd. (hereinafter, “Integrity Israel”), an Israeli corporation which was previously held by the stockholders of the Company.  Pursuant to the merger, all stockholders, option holders and warrant holders of Integrity Israel received an equal number of shares, options and warrants of the Company, as applicable, in exchange for their shares, options and/or warrants in Integrity Israel.  Following the merger, Integrity Israel remained a wholly-owned subsidiary of the Company.  As the merger transaction constitutes a structural reorganization, the merger has been accounted for at historical cost in a manner similar to a pooling of interests.  On this basis, stockholders’ equity (deficit) has been retroactively restated such that each ordinary share of Integrity Israel is reflected in stockholders’ equity as a share of Common Stock of the Company as of the date of the issuance thereof by Integrity Israel.  In addition, the historical financial statements of the Company for all dates and periods prior to May 18, 2010 have been retroactively restated to reflect the activities of Integrity Israel.

In November 2011, the Company completed the registration of 1,295,545 shares of its common stock pursuant to a Registration Statement on Form S-1 (Registration No. 333-176415), as amended, originally filed with the United States Securities and Exchange Commission on August 22, 2011.

Integrity Israel was incorporated in 2001 and commenced its operations in 2002.  Integrity Israel, a medical device company, focuses on the design, development and commercialization of non-invasive glucose monitoring devices for home use by persons suffering with diabetes.

Since its inception, Integrity Israel has devoted substantially all of its efforts to business planning, research and development and raising capital, and has not yet generated any revenues.  Accordingly, Integrity Israel (and therefore the Company) is considered to be in the development stage as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities”.

B.	Going concern uncertainty

Since its incorporation (May 18, 2010), the Company has not had any operations other than those carried out by Integrity Israel.  The development and commercialization of Integrity Israel’s product is expected to require substantial additional expenditures.  Integrity Israel has not yet generated any revenues from its operations to fund its activities, and therefore is dependent upon external sources for financing its operations. There can be no assurance that Integrity Israel and the Company will succeed in obtaining the necessary financing to continue their operations.  Since inception, Integrity Israel has incurred accumulated losses of US$ 11,918,809 and cumulative negative operating cash flow of US$ 8,698,132.  These factors raise substantial doubt about Integrity Israel’s and the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  During 2010, the Company raised funds via the issuance of Common Stock (including via the conversion of convertible notes) in a total amount of approximately US$ 4 million.  During the nine months ended September 30, 2011, the Company raised funds via the issuance of Common Stock in a total amount of approximately US$ 2.4 million, net of related expenses.  The Company may need to secure additional capital in the future in order to meet its anticipated liquidity needs.  The Company would expect to secure additional capital primarily through the sale of additional Common Stock or other equity securities and/or debt financing.  Funds from these sources may not be available to the Company on acceptable terms, if at all, and the Company cannot give assurance that it will be successful in securing such additional capital.

C.	Risk factors

The Company and Integrity Israel (collectively, the “Group”) have a limited operating history and face a number of risks, including uncertainties regarding finalization of the development process, demand and market acceptance of the Group’s products, the effects of technological changes, competition and the development of other new products by competitors.  Additionally, other risk factors also exist, such as the ability to manage growth and the effect of planned expansion of operations on the Group’s future results.

In addition, the Group expects to continue incurring significant operating costs and losses in connection with the development of its product and increased marketing efforts.

As mentioned above, the Group has not yet generated any revenues from its operations to fund its activities and therefore the Group is dependent on the receipt of additional funding from its stockholders and investors in order to continue as a going concern.

D.	Use of estimates in the preparation of financial statements

The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

NOTE 2 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the Company’s financial position at September 30, 2011 and the results of its operations and cash flow for each of the three and nine month periods then ended.

Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2011.

The consolidated balance sheet as of December 31, 2010 was derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form S-1 (Registration No. 333-176415), as amended, which included the Company’s financial statements for the year ended December 31, 2010.

B.	Recently issued accounting pronouncements

ASC Topic 220, “Comprehensive Income”

In June 2011, the FASB issued Accounting Standard Update No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income” (“ASU 2011-05”).  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.

ASU 2011-05 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (fiscal year 2012 for the Company) and should be applied retrospectively.

NOTE 3	LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the year.

The loss and the weighted average number of shares used in computing basic and diluted loss per share for the nine and three month periods ended September 30, 2011 and 2010, are as follows:

	Three month period ended September 30,		Nine month period ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Loss used for the computation of loss per share	708,708	682,739	1,765,629	2,155,190
Weighted average number of shares used in the computation of basic and diluted loss per share (*)	5,205,640	3,999,998	5,016,935	3,999,998

(*)
All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per share for all the reported periods, since the effect of the shares issuable with respect of these instruments was anti-dilutive.

NOTE 4 –	EVENTS DURING THE REPORTED PERIOD

A.
On January 31, 2011, the Company completed a third closing of its previously announced private placement offering (the “Offering”) at which the Company received an amount of US$ 102,000 for 16,320 shares of Common Stock issued to investors in the Offering representing a price per share of US$ 6.25.  The Company issued to the Placement Agent, warrants to purchase an aggregate of 1,632 shares of Common Stock at the third closing with an exercise price of US$ 6.25 and in addition was required to pay US$ 13,260 in cash.

B.
On March 31, 2011, the Company completed a fourth closing of the Offering at which the Company received an amount of US$ 567,300 for 90,768 shares of Common Stock issued to investors in the Offering representing a price per share of US$ 6.25.  The Company issued to the Placement Agent, warrants to purchase an aggregate of 9,077 shares of Common Stock at the fourth closing with an exercise price of US$ 6.25 and in addition was required to pay US$ 73,749 in cash.

C.
On April 29, 2011, the Company completed a fifth closing of the Offering at which the Company received an amount of US$ 250,000 for 40,000 shares of common stock issued to investors in the Offering representing a price per share of US$ 6.25.  The Company issued to the Placement Agent, warrants to purchase an aggregate of 4,000 shares of common-stock at the fifth closing with an exercise price of US$ 6.25 and in addition was required to pay US$ 32,500 in cash.

D.
On May 31, 2011, the Company completed a sixth closing of the Offering at which the Company received an amount of US$ 213,750 for 34,200 shares of common stock issued to investors in the Offering representing a price per share of US$ 6.25.  The Company issued to the Placement Agent, warrants to purchase an aggregate of 3,420 shares of common-stock at the sixth closing with an exercise price of US$ 6.25 and in addition was required to pay US$ 27,788 in cash.

E.
On July 29, 2011, the Company completed a seventh closing of the Offering at which the Company received an amount of US$ 1,685,500 for 269,680 shares of Common Stock.  The Company issued to the Placement Agent, warrants to purchase an aggregate of 26,968 shares of common-stock at the seventh closing with an exercise price of US$ 6.25 and in addition was required to pay US$ 219,115 in cash.

NOTE 5 –	SUBSEQUENT EVENTS

In November 2011, the Company completed the registration of 1,295,545 shares of its common stock pursuant to a Registration Statement on Form S-1 (Registration No. 333-176415), as amended, originally filed with the United States Securities and Exchange Commission on August 22, 2011.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements.  These forward looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects.  All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements regarding our future activities, events or developments, including such things as future revenues, product development, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, projected performance and trends, and other such matters, are forward-looking statements.  The words “believe,” “expect,” “intend,” “anticipates,” or “propose,” and other similar words and phrases, are intended to identify forward-looking statements.  The forward-looking statements made in this Quarterly Report on Form 10-Q are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances.  These statements relate only to events as of the date on which the statements are made and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  All of the forward-looking statements made in this prospectus are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations.  Whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially.  Risks and uncertainties, the occurrence of which could adversely affect our business, include the risks identified  under the caption “Risk Factors” included in the prospectus that forms part of our Registration Statement on Form S-1 (Registration No. 333-176415), as amended from time to time (the “Registration Statement”), which was declared effective by the Securities and Exchange Commission (the “SEC”) on November 14, 2011.

The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Overview

Integrity Applications, Inc. is a development stage medical device company focused on the design, development and commercialization of non-invasive glucose monitoring devices for use by persons suffering from diabetes.  Our wholly-owned Israeli subsidiary, A.D. Integrity Applications Ltd., was founded in 2001 with a mission to develop, produce and market non-invasive glucose monitors for home use by diabetics.  We have developed a non-invasive blood glucose monitor, the GlucoTrack DF-F glucose monitoring device, which is designed to help people with diabetes obtain blood glucose level readings without the pain, inconvenience, cost and difficulty of conventional (invasive) spot finger stick devices.  The GlucoTrack DF-F utilizes a patented combination of ultrasound, electromagnetic and thermal technologies to obtain blood glucose measurements in less than one minute via a small sensor that is clipped onto one’s earlobe and connected to a small, handheld control and display unit, all without drawing blood.  Integrity Israel conducted pre-clinical trials involving over 5,000 readings from approximately 350 patients over the last five years.  Clinical data collected during 2009 at the Soroka University Medical Center in Be’er Sheva, Israel indicate a positive correlation between GlucoTrack DF-F readings and those obtained from conventional invasive devices.  More specifically, a set of pre- clinical trials conducted on 89 patients of various weights, ages, diabetes types and genders involved 1,772 measurements, of which 96% were within the clinically acceptable zones of the CEG (zones A and B).  Similarly, approximately 90% of the measurements in an at home study of four participants were within clinically acceptable zones A and B of the CEG.  Measurements are clinically acceptable, compared to a referenced invasive device, when the variance, if any, between the devices would have no worse than a benign effect on the patients.  These pre-clinical trials involved small patient populations. The results of these pre-clinical trials may not be indicative of future results due to their small sample sizes.  We expect to begin the performance and safety stage of formal clinical trials in Israel and Europe by the second quarter of 2012 and to begin clinical trials in the United States by late 2012, if our clinical trial protocol is approved by the FDA.

The GlucoTrack DF-F has not yet been approved for commercial sale in the United States, the European Union or any other jurisdiction.  There can be no assurance that approval for commercial sale in any jurisdiction will be obtained.

We have not yet generated any revenues from our operations and have incurred losses of US$ 11,918,809 from inception through September 30, 2011 and cumulative negative operating cash flow of US$ 8,698,132.  We are dependent upon external sources for financing our operations and there can be no assurance that we will succeed in obtaining the necessary financing to continue our operations.  As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Unless the context otherwise requires, the terms “we”, “our”, “ours” and “us”, refer to A.D. Integrity Applications, Ltd., an Israeli corporation, which we refer to as Integrity Israel, for all periods prior to July 15, 2010 and to Integrity Israel and Integrity Applications, Inc., a Delaware corporation, which we refer to as Integrity U.S., on a combined basis, for all periods from and including July 15, 2010.

Recent Corporate Developments

Reorganization

On July 15, 2010, we completed a reverse triangular merger with Integrity Israel and Integrity Acquisition Corp. Ltd., an Israeli corporation and a wholly owned subsidiary of ours, pursuant to which Integrity Acquisition Corp. Ltd. merged with and into Integrity Israel and all of the stockholders and option holders of Integrity Israel became entitled to receive shares and options in us in exchange for their shares and options in Integrity Israel (the “Reorganization”).  Following the Reorganization, the former equity holders of Integrity Israel received the same proportional ownership in us as they had in Integrity Israel prior to the Reorganization.  As a result of the Reorganization, Integrity Israel became a wholly owned subsidiary of ours.  Pursuant to a tax ruling from the Israeli tax authorities, the former stockholders and options holders of Integrity Israel will be exempt from tax liability with respect to the Reorganization until they sell their holdings in us, so long as they deposit all their shares and options with a trustee for a period of two years from the issuance of such shares or options, as applicable, in connection with the Reorganization, give their written consent to the tax ruling and satisfy certain additional conditions detailed in the ruling.  As a result, any of our stockholders that comply with this tax ruling will be unable to sell any of its shares of common stock in us prior to July 16, 2012 (unless decided otherwise by the Israeli tax authorities).  Approximately 82% of our stockholders at the time of the reorganization (holding 3,280,000 of 3,999,998 shares then outstanding) complied with the ruling.   The tax ruling will not affect the ability of the selling stockholders to sell any shares of common stock covered by the Registration Statement as the tax ruling does not apply to any shares issued after the completion of the Reorganization.

Private Placement

On July 26, 2010, we commenced an offering of up to 2,000,000 shares of our common stock to accredited investors at a price of $6.25 per share in a private placement transaction (the “Private Placement”).  The Private Placement resulted in the sale by us of an aggregate of 1,295,545 shares of common stock in seven closings held on December 16, 2010, December 30, 2010, January 31, 2011, March 31, 2011, April 29, 2011, May 31, 2011 and July 29, 2011, respectively.  Purchasers of common stock in the Private Placement are entitled to anti-dilution protection until September 1, 2012 for certain issuances of common stock by us for less than $6.25 per share.

In connection with the Private Placement, we agreed to issue to Andrew Garrett, Inc., the placement agent for the Private Placement (the “Placement Agent”), in partial consideration for its services as such, warrants to purchase a number of shares of common stock equal to 10% of the number of shares sold at such closing.  In total, we issued to the Placement Agent warrants to purchase up to an aggregate of 129,556 shares of common stock at an exercise price of $6.25 per share in connection with each closing of the Private Placement.  The warrants have a five year term expiring on the fifth anniversary of the date on which the shares of common stock underlying such warrants are fully registered with the SEC.

Public Registration

In connection with the Private Placement, we agreed to file a registration statement covering the resale of the shares of common stock sold by us in the Private Placement.  On August 22, 2011, we filed a registration statement on Form S-1 relating to the resale by the selling stockholders named in the Registration Statement of the 1,295,545 shares of our common stock issued in the Private Placement.  The registration statement was declared effective by the SEC on November 14, 2011.  All of the shares of common stock covered by the registration statement have been registered for resale by the selling stockholders named therein and we will not receive any of the proceeds from the sale of any shares of common stock sold by the selling stockholders thereunder.

There is no public market for our common stock.  We intend to seek a qualification for our common stock to be quoted on the Over-the-Counter Bulletin Board (the “OTCBB”); however, no assurance can be given as to our success in qualifying for quotation on the OTCBB.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in the Registration Statement.  Our management believes that, as for the financial statements for the periods included in this report, the going concern assessment is a critical accounting policy.  However, due to the early stage of operations of the Company, there are no other accounting policies that are considered to be critical accounting policies by management.

Going concern uncertainty

The development and commercialization of our product will require substantial expenditures. We have not yet generated any revenues and have incurred substantial accumulated loosed and cumulative negative operating cash flows since inception. We currently have no sources of recurring revenue and are therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1B to the financial statements appearing elsewhere in this report; however management cannot assure you that its plans will be successful in addressing these issues. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recently issued accounting pronouncements

ASC Topic 220, “Comprehensive Income”

In June 2011, the Financial Accounting Standards Board issued Accounting Standard Update No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income” (“ASU 2011-05”).  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.

ASU 2011-05 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (fiscal year 2012 for the Company) and should be applied retrospectively.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues

We did not have any revenues during the three months ended September 30, 2011 and 2010, as we have not yet commercialized our GlucoTrack product candidate.

Research and Development Expenses

Research and development expenses were $461,077 for the three months ended September 30, 2011, as compared to approximately $189,104 for the prior-year period. The increase is primarily attributable to an increase in stock-based compensation, as well as an increase in employees’ salaries, development of a new model of the main unit for GlucoTrack DF-F and costs involved in expediting product readiness for clinical trials.  Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, travel expenses and other expenses.  We expect research and development expenses to increase in 2012 and beyond as we enter into more advanced stages of development of our GlucoTrack DF-F product candidate, including the commencement of multicenter, formal clinical trials, as well as commencement of the development of other products in the GlucoTrack family.

General and Administrative Expenses

General and administrative expenses were $239,169 for the three months ended September 30, 2011, as compared to $105,502 for the prior-year period.  The increase is primarily attributable to an increase in professional fees associated with our capital raising efforts, including costs associated with the Reorganization and the Private Placement.  General and administrative expenses consist primarily of salaries and other related expenses for executive, finance and administrative personnel, including stock-based compensation expense. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services. We expect that our general and administrative costs and expenses will increase in 2012 as we prepare for and later commence clinical trial activities for the GlucoTrack DF-F and incur increased costs to comply with the reporting and other compliance obligations applicable to public reporting companies.

Financing Expenses, net

Financing expense, net was $8,462 for the three months ended September 30, 2011, as compared to $388,133 for the prior-year period.  The decrease is primarily attributable to a decrease in expenses related to stock-based interest compensation to convertible notes holders offset by increase in foreign exchange loss for balances denominated in New Israeli Shekels and an increase in other, and by linkage difference on principal of loans from shareholders.

Net Loss

Net loss was $708,708 for the three months ended September 30, 2011, as compared to $682,739 for the prior-year period.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenues

We did not have any revenues during the nine months ended September 30, 2011 and 2010, as we have not yet commercialized our GlucoTrack product candidate.

Research and Development Expenses

Research and development expenses were $1,242,191 for the nine months ended September 30, 2011, as compared to $678,200 for the prior-year period. The increase is primarily attributable to an increase in stock-based compensation, as well as an increase in employees’ salaries, development of a new model of the main unit for GlucoTrack DF-F and costs involved in expediting product readiness for clinical trials.  Research and development expenses consist primarily of salaries and other personnel related expenses, including stock-based compensation expenses, materials, travel expenses and other expenses.  We expect research and development expenses to increase in 2012 and beyond as we enter into more advanced stages of development of our GlucoTrack DF-F product candidate, including the commencement of multicenter, formal clinical trials, as well as commencement of the development of other products in the GlucoTrack family.

General and Administrative Expenses

General and administrative expenses were $493,905 for the nine months ended September 30, 2011, as compared to $331,854 for the prior-year period.  The increase is primarily attributable to an increase in professional fees and to an increase in stock-based compensation.  General and administrative expenses consist primarily of salaries and other related expenses for executive, finance and administrative personnel, including stock-based compensation expense. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services. We expect that our general and administrative costs and expenses will increase in 2012 as we prepare for and later commence clinical trial activities for the GlucoTrack DF-F and incur increased costs to comply with the reporting and other compliance obligations applicable to public reporting companies.

Financing Expenses, net

Financing expense, net was $29,533 for the nine months ended September 30, 2011, as compared to $1,145,136 for the prior-year period.  The decrease is mainly due to the decrease in costs related to the issuance of convertible notes in 2010.

Net Loss

Net loss was $1,765,629 for the nine months ended September 30, 2011, as compared to $2,155,190 for the prior-year period.

Liquidity and Capital Resources

We currently have extremely limited liquidity. As of September 30, 2011, cash on hand was approximately NIS 9.1 million (approximately $2.4 million per the same day exchange rate). Our credit line availability was NIS 300,000 (approximately $81,000 at the same rate).  Based on our current strategy and operating plan, we believe that this sum (approximately $2.4 million) will enable us to operate for a period of at least 12 months.  If we change our current strategy or operating plan, we may need to raise additional capital prior to the end of such 12 month period.

Integrity Israel is party to a loan and investment agreement dated February 18, 2003 with Y.H. Dimri Holdings (“Dimri”) pursuant to which Dimri loaned us a principal amount of NIS 1,440,000 ($387,931 based on an exchange rate of $3.712 NIS/dollar as of September 30, 2011), subject to linkage differences in Israel.  In addition, Messrs. Avner Gal and Zvika Cohen collectively loaned us NIS 176,000 ($47.414 based on the same exchange rate) in May 15, 2002 pursuant to an oral agreement.  Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned us $75,000 on March 16, 2004.  These loans, in addition to the loan from Dimri mentioned above, are not to be repaid until the first year in which we realize profits in our annual income statement (accounting profit).  At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales after deduction of VAT in the relevant quarter, beginning on the quarter following the first year in which we realize profits in our annual income statement.  The total amount to be repaid by us to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to us, plus an amount equal to the product of the amount of each payment made by us in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment.  However, notwithstanding the abovementioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital.  The Israeli Consumer Price Index was 177.6386, 178.5793 and 182.3521, respectively, as of the dates of the Gal/Cohen loan, the Tarlovsky/Fisher/Kugler Loan and the Dimri loan.  The Israeli Consumer Price Index as for September 30, 2011 was 216.2686.   Our board of directors is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

Net Cash Used in Operating Activities for the Nine Month Period Ended September 30, 2011 and September 30, 2010

Net cash used in operating activities was $1,337,410 and $933,815 for the nine month periods ended September 30, 2011 and 2010, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of $1,765,629 and $2,155,190, respectively, which was reduced in part by stock-based compensation of $283,554 and $12,593, respectively, interest compensation expenses to convertible notes of $0 and $945,468 respectively, and cash provided due to the adjustment to the net loss and changes in operating assets and liabilities in the amounts of $65,722 and $163,826, respectively.

Net Cash Used in Investing Activities for the Nine Month Period Ended September 30, 2011 and September 30, 2010

Net cash used in investing activities was $69,468 and $26,587 for the nine month periods ended September 30, 2011, and 2010, respectively, and was used primarily to purchase equipment (such as computers, R&D and office equipment), and fund deposits in respect of employees’ rights upon retirement.

Net Cash Provided by Financing Activities for the Nine Month Period Ended September 30, 2011 and September 30, 2010

Net cash provided by financing activities was $2,382,271 and $917,516 for the nine month periods ended September 30, 2011 and 2010, respectively.  Cash provided by financing activities reflects capital raised in the amounts of $2,401,214 and $0 for the nine month periods ended September 30, 2011 and 2010, respectively, and in net cash received from convertible notes holders, net of deferred offering costs of $0 and $921,708, respectively, offset by repayment of amounts outstanding under our credit lines in the amount of $18,943 and $4,192, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every company that files reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report.  In addition, our independent registered public accounting firm must attest to our internal control over financial reporting.  Our first Annual Report on Form 10-K will not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to newly public companies.  Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012.  We believe we will have adequate resources and expertise, both internal and external, in place to meet this requirement.  However, there is no guarantee that our efforts will result in management’s ability to conclude, or our independent registered public accounting firm to attest, that our internal control over financial reporting is effective as of December 31, 2012.

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended September 30, 2011, we issued and sold 269,680 shares of common stock that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), for an aggregate amount of US$ 1,685,500, or $6.25 per share.  The shares were issued and sold to accredited investors in the Private Placement  in reliance on the exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.  Purchasers of common stock in the Private Placement are entitled to anti-dilution protection until September 1, 2012 for certain issuances of common stock by us for less than $6.25 per share.

Andrew Garrett, Inc. served as our placement agent for the Private Placement.  In partial consideration for Andrew Garrett, Inc.’s services as placement agent, on July 29, 2011, we issued to Andrew Garrett, Inc. warrants to purchase an aggregate of 26,968 shares of common stock with an exercise price of US$ 6.25 and paid to the Placement Agent a commission of US$ 219,245.

We intend to use the proceeds of the Private Placement for general corporate purposes, including for clinical trials of our Gluco-Track DF-F product candidate.

In connection with the Private Placement, we agreed to file a registration statement covering the resale of the shares of common stock sold by us in the Private Placement.  On August 22, 2011, we filed the Registration Statement for the purposes of registering the resale by the selling stockholders named in the Registration Statement of the 1,295,545 shares of our common stock issued in the Private Placement.  The registration statement was declared effective by the SEC on November 14, 2011.  All of the shares of common stock covered by the Registration Statement are being sold by the selling stockholders named therein and we will not receive any of the proceeds from the sale of the shares of common stock being sold by the selling stockholders.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
3.3	Bylaws of Integrity Applications, Inc. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Schema Document (2)
101.CAL	XBRL Calculation Linkbase Document (2)
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document (2)
101.DEF	XBRL Definition Linkbase Document (2)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on August 22, 2011.

(2)	To be filed within 30 days of the filing of this Quarterly Report on Form 10-Q pursuant to Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRITY APPLICATIONS, INC.
Date: December 29, 2011
	By:	/s/ Avner Gal
	Name:	Avner Gal
	Title	Chairman of the Board and Chief Executive Officer

By:	/s/ Jacob Bar-Shalom
Name:	Jacob Bar-Shalom
Title	Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
3.3	Bylaws of Integrity Applications, Inc. (1)
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Schema Document (2)
101.CAL	XBRL Calculation Linkbase Document (2)
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document (2)
101.DEF	XBRL Definition Linkbase Document (2)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on August 22, 2011.

(2)	To be filed within 30 days of the filing of this Quarterly Report on Form 10-Q pursuant to Rule 405(a)(2)(ii) of Regulation S-T.