Form 10-Q/A
period 2011-09-30
Integrity Applications, Inc.
filed 2012-01-27
CIK 1506983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Paragraph

This Amendment No. 1 to Form 10-Q for quarter ended September 30, 2011 is being filed solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).  No other changes were made.

This Amendment No. 1 to Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II - OTHER INFORMATION

Item 6.  Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
3.3	Bylaws of Integrity Applications, Inc. (1)
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (2)
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (2)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (2)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (2)
101.INS	XBRL Instance Document (3)
101.SCH	XBRL Schema Document (3)
101.CAL	XBRL Calculation Linkbase Document (3)
101.LAB	XBRL Label Linkbase Document (3)
101.PRE	XBRL Presentation Linkbase Document (3)
101.DEF	XBRL Definition Linkbase Document (3)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on August 22, 2011.

(2)	Previously filed as an exhibit to the Company’s original Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, as filed with the SEC on December 29, 2011.

(3)	Filed herewith pursuant to Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRITY APPLICATIONS, INC.
Date: January 27, 2012
	By:	/s/ Avner Gal
	Name:	Avner Gal
	Title	Chairman of the Board and Chief Executive Officer

By:	/s/ Jacob Bar-Shalom
Name:	Jacob Bar-Shalom
Title	Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
3.3	Bylaws of Integrity Applications, Inc. (1)
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (2)
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (2)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (2)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (2)
101.INS	XBRL Instance Document (3)
101.SCH	XBRL Schema Document (3)
101.CAL	XBRL Calculation Linkbase Document (3)
101.LAB	XBRL Label Linkbase Document (3)
101.PRE	XBRL Presentation Linkbase Document (3)
101.DEF	XBRL Definition Linkbase Document (3)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on August 22, 2011.

(2)	Previously filed as an exhibit to the Company’s original Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, as filed with the SEC on December 29, 2011.

(3)	Filed herewith pursuant to Rule 405(a)(2)(ii) of Regulation S-T.