Form 10-K/A
period 2011-12-31
Integrity Applications, Inc.
filed 2012-08-14
CIK 1506983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

Yes ☒   No ☐

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

As of August 9, 2012, 5,295,543 shares of our common stock, par value $.001 per share, were outstanding.

Explanatory Note

Integrity Applications, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2012 (the “Original Filing”) solely to amend the Report of Independent Registered Public Accounting Firm (the “Audit Report”) contained in Item 8 of the Form 10-K to correct  a typographical error in the date  of the Audit Report  from March 12, 2012 to March 14, 2012.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have repeated the entire text of Item 8 of the Original Filing in this Amendment.  However, there have been no changes to the text of such item other than the change stated in the immediately preceding paragraph.

This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Original Filing or reflect any events that have occurred after the date of the Original Filing.  Please refer to our Quarterly Reports on Form 10-Q for the periods ended March 31, 2012 and June 30, 2012 for such subsequent events or transactions.

PART II

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
March 14, 2012

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

(2)           Financial Statement Schedules:

None.

(3)           Exhibits Required by Item 601 of Regulation S-K:

Exhibit Number	Description
2.1	Merger Agreement and Plan of Reorganization, dated as of May 25, 2010, by and among Integrity Applications, Inc., Integrity Acquisition Ltd. and A.D. Integrity Applications Ltd. (1)
3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
3.3	Bylaws of Integrity Applications, Inc. (1)
4.1	Specimen Certificate Evidencing Shares of Common Stock (1)
4.2	Form of Common Stock Purchase Warrant (1)
10.1*	Integrity Applications, Inc. 2010 Incentive Compensation Plan (1)
10.2	Form of Subscription Agreement between Integrity Applications, Inc. and the investor signatory thereto (1)
10.3	Registration Rights Agreement, dated December 16, 2010, by and among Integrity Applications, Inc., Andrew Garrett, Inc. and each investor signatory thereto (1)
10.4*	Form of Director and Officer Indemnification Agreement (1)
10.5	Exclusive Placement Agent Agreement, dated as of September 1, 2009, by and between Andrew Garrett, Inc. and A.D. Integrity Applications Ltd. (1)
10.6	Amendment No. 1 to Exclusive Placement Agent Agreement, effective as of December 16th, 2010, by and between Andrew Garrett, Inc., Integrity Applications, Inc. and A.D. Integrity Applications Ltd. (1)
10.7*	Personal Employment Agreement, dated as of July 22, 2009, between A.D. Integrity Applications Ltd. and Avner Gal (1)
10.8*	Personal Employment Agreement, dated as of July 22, 2010, between A.D. Integrity Applications Ltd. and David Malka (1)
10.9*	Letter Agreement, dated November 10, 2010, by and among Integrity Applications Inc., Integrity Applications Ltd. and Xplanit Ltd. (1)
10.10	Irrevocable Undertaking of Indemnification, dated as of July 26, 2010, by and among Integrity Applications, Inc., Avner Gal, Zvi Cohen, Ilana Freger, David Malka and Alexander Raykhman (1)

10.11	Investment Agreement, dated February 18, 2003, between A.D. Integrity Applications Ltd., Avner Gal, Zvi Cohen, David Freger and David Malka and Yigal Dimri (1)
10.12	Agreement, dated as of November 1, 2005 by and between A.D. Integrity Applications Ltd. and Diabeasy Diabeasy cc. (3)
10.13	Agreement, dated as of October 2, 2005, by and between Technology Transfer Group and Integrity Applications Ltd. (1)
10.14*	Form of Stock Option Agreement (1)
10.15*	Form of Stock Option Agreement (ESOP) (1)
10.16	Letter of Approval, addressed to Integrity Applications Ltd. from the Ministry of Industry, Trade and Employment of the State of Israel (4)
10.17	Letter of Undertaking, addressed to the Ministry of Industry, Trade and Employment of the State of Israel - Office of the Chief Scientist from Integrity Applications Ltd. (2)
10.18	Investment Agreement, dated March 16, 2004, by and among A.D. Integrity Applications Ltd., Yitzhak Fisher, Asher Kugler and Nir Tarlovsky. (3)
10.19*	Personal Employment Agreement, dated as of December 6, 2011, between A.D. Integrity Applications Ltd. and Jacob Bar-Shalom. (6)
21.1	Subsidiaries of Integrity Applications, Inc. (1)
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document (5)
101.SCH	XBRL Schema Document (5)
101.CAL	XBRL Calculation Linkbase Document (5)
101.LAB	XBRL Label Linkbase Document (5)
101.PRE	XBRL Presentation Linkbase Document (5)
101.DEF	XBRL Definition Linkbase Document (5)
_______________

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on August 22, 2011.

(2)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1, as filed with the SEC on October 7, 2011.

(3)	Previously filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1, as filed with the SEC on October 27, 2011.

(4)	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1, as filed with the SEC on November 10, 2011.

(5)
Filed as an exhibit to the Original Filing pursuant to Rule 405(a)(2)(ii) of Regulation S-T.  Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(6)	Filed as Exhibit 10.19 to the Original Filing.

*	Compensation Plan or Arrangement or Management Contract

IV-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of this 14th day of August, 2012.

INTEGRITY APPLICATIONS, INC.

By:	/s/ Avner Gal
Name:	Avner Gal
Title:	Chairman of the Board
and Chief Executive Officer