Form 10-Q
period 2012-06-30
Integrity Applications, Inc.
filed 2012-08-14
CIK 1506983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

or

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

Yes ☐    No ☒

(Note: As a voluntary filer not subject to the filing requirements, the registrant filed all reports under Section 13 or 15(d) of the Exchange Act required for the periods since November 14, 2011, the date that its initial Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission).

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

Yes ☐    No ☒

As of August 3, 2012, 5,295,543 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

INTEGRITY APPLICATIONS, INC.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	June 30,	December 31,
	2012	2011
	(unaudited)
A S S E T S
Current Assets
Cash and cash equivalents	758,367	1,896,504
Other current assets	100,577	92,817
Total current assets	858,944	1,989,321

Property and Equipment, Net	71,790	82,868

Funds in Respect of Employee Rights Upon Retirement	113,700	110,310
Total assets	1,044,434	2,182,499

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	136,226	71,763
Other current liabilities	227,938	211,278
Total current liabilities	364,164	283,041

Long-Term Loans from Stockholders	596,061	606,144

Liability for Employee Rights Upon Retirement	229,153	241,176

Warrants with Down-Round Protection	40,848	83,899
Total liabilities	1,230,226	1,214,260

Stockholders’ Equity (Deficit)
Common Stock of US$ 0.001 par value ("Common Stock"):
40,000,000 shares authorized as of June 30, 2012 and December 31, 2011; 5,295,543 shares issued and outstanding as of June 30, 2012 and December 31, 2011	5,296	5,296
Additional paid in capital	13,655,065	13,457,828
Accumulated other comprehensive income	43,777	22,634
Deficit accumulated during the development stage	(13,889,930)	(12,517,519)
Total stockholders' equity (deficit)	(185,792)	968,239
Total liabilities and stockholders’ equity (deficit)	1,044,434	2,182,499

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)
	Six month period ended June 30,		Three month period ended June 30,		Cumulative period from September 30, 2001 (date of inception) through June 30,
	2012	2011	2012	2011	2012(*)
	(unaudited)		(unaudited)		(unaudited)
Research and development expenses, net	953,528	781,114	508,462	407,631	9,509,242
General and administrative expenses	448,548	254,736	245,613	89,098	2,610,282
Other income	-	-	-	-	(912)
Operating loss	1,402,076	1,035,850	754,075	496,729	12,118,612
Financing (income) expenses, net	(29,665)	21,071	(16,617)	19,928	1,771,318
Loss for the period	1,372,411	1,056,921	737,458	516,657	13,889,930
Other comprehensive (income) loss:
Foreign currency translation adjustment	(21,143)	(24)	(32,704)	(41,239)	(43,777)

Comprehensive loss	1,351,268	1,056,897	704,754	475,418	13,846,153

Loss per share (Basic and Diluted) (Note 4)	0.26	0.22	0.14	0.10

Weighted average number of shares outstanding (Basic and Diluted) (Note 4)	5,295,543	4,922,582	5,295,543	4,989,720

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (*)

	US Dollars (except share data)
				Accumulated	Deficit
	Common Stock			other	accumulated	Total
	Number of shares	Amount	Additional paid in capital	comprehensive loss	during development stage	stockholders equity (deficit)
September 30, 2001 (date of inception)
2,136,307 Common Stock of US$ 0.001 per share issued for cash	2,136,307	2,136	38,306	-	-	40,442

Loss for the period	-	-	-	-	(63,293)	(63,293)
Other comprehensive loss	-	-	-	(5)	-	(5)
Balance as of December 31, 2002	2,136,307	2,136	38,306	(5)	(63,293)	(22,856)

Loss for the year	-	-	-	-	(350,290)	(350,290)
Other comprehensive loss	-	-	-	(15,035)	-	(15,035)
Balance as of December 31, 2003	2,136,307	2,136	38,306	(15,040)	(413,583)	(388,181)

Loss for the year	-	-	-	-	(288,233)	(288,233)
Other comprehensive loss	-	-	-	(15,069)	-	(15,069)
Issuance of 42,727 Common Stock for cash at US$ 1.76 per share on March 16, 2004	42,727	43	74,957	-	-	75,000
Issuance of 72,773 Common Stock for cash of US$ 1.72 per share on November 25, 2004	72,773	73	128,783	-	-	128,856
Balance as of December 31, 2004	2,251,807	2,252	242,046	(30,109)	(701,816)	(487,627)

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

	US Dollars (except share data)
				Accumulated	Deficit
	Common Stock			other	accumulated	Total
	Number of shares	Amount	Additional paid in capital	comprehensive loss	during development stage	stockholders equity (deficit)

Balance as of January 1, 2005	2,251,807	2,252	242,046	(30,109)	(701,816)	(487,627)
Loss for the year	-	-	-	-	(1,055,594)	(1,055,594)
Other comprehensive income	-	-	-	8,542	-	8,542
Issuance of 218,281 Common Stock for cash of US$ 1.72 per share on January 14, 2005	218,281	218	374,782	-	-	375,000
Issuance of 291,051 Common Stock for cash of US$ 1.72 per share on April 5, 2005	291,051	291	499,709	-	-	500,000
Issuance of 59,389 Common Stock for cash of US$ 3.37 per share on May 31, 2005	59,389	60	199,940	-	-	200,000
Stock-based compensation	52,147	52	189,564	-	-	189,616
Balance as of December 31, 2005	2,872,675	2,873	1,506,041	(21,567)	(1,757,410)	(270,063)

Loss for the year	-	-	-	-	(1,282,842)	(1,282,842)
Other comprehensive loss	-	-	-	(57,127)	-	(57,127)
Issuance of 87,315 Common Stock for cash of US$ 1.47 per share on January 26, 2006	87,315	87	128,118	-	-	128,205
Issuance of 1,899 Common Stock for cash of US$ 3.63 per share on March 31, 2006	1,899	2	6,888	-	-	6,890
Issuance of 13,786 Common Stock for cash of US$ 3.63 per share on June 16, 2006	13,786	14	49,986	-	-	50,000
Issuance of 14,113 Common Stock for cash of US$ 3.63 per share on June 30, 2006	14,113	14	51,166	-	-	51,180
Issuance of 51,207 Common Stock for cash of US$ 3.91 per share on August 15, 2006	51,207	51	199,949	-	-	200,000
Issuance of 301,948 Common Stock for cash of US$ 4.31 per share on October 5, 2006	301,948	302	1,299,698	-	-	1,300,000
Issuance of 348,402 Common Stock for cash of US$ 4.31 per share on December 14, 2006	348,402	349	1,372,146	-	-	1,372,495
Stock-based compensation	63,395	63	277,434	-	-	277,497
Balance as of December 31, 2006	3,754,740	3,755	4,891,426	(78,694)	(3,040,252)	1,776,235

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

	US Dollars (except share data)
				Accumulated		Deficit
	Common Stock			other	Receivable in	accumulated	Total
	Number of shares	Amount	Additional paid in capital	comprehensive income (loss)	respect of stock issuance	during development stage	stockholders equity (deficit)

Balance as of January 1, 2007	3,754,740	3,755	4,891,426	(78,694)	-	(3,040,252)	1,776,235
Loss for the year	-	-	-	-	-	(1,593,205)	(1,593,205)
Other comprehensive income	-	-	-	84,528	-	-	84,528
Stock-based compensation	28,707	29	274,630	-	-	-	274,659
Balance as of December 31, 2007	3,783,447	3,784	5,166,056	5,834	-	(4,633,457)	542,217

Loss for the year	-	-	-	-	-	(1,528,981)	(1,528,981)
Other comprehensive income	-	-	-	110,134	-	-	110,134
Issuance of 61,989 Common Stock for cash of US$ 5.52 per share on September 27, 2008	61,989	62	341,938	-	-	-	342,000
Issuance of 104,220 Common Stock for cash of US$ 5.52 per share on October 7, 2008	104,220	104	574,896	-	(75,000)	-	500,000
Stock-based compensation	-	-	84,380	-	-	-	84,380
Balance as of December 31, 2008	3,949,656	3,950	6,167,270	115,968	(75,000)	(6,162,438)	49,750

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

	US Dollars (except share data)
				Accumulated		Deficit
	Common Stock			other	Receivable in	accumulated	Total
	Number of shares	Amount	Additional paid in capital	comprehensive income (loss)	respect of stock issuance	during development stage	stockholders equity (deficit)

Balance as of January 1, 2009	3,949,656	3,950	6,167,270	115,968	(75,000)	(6,162,438)	49,750
Loss for the year	-	-	-	-	-	(1,202,296)	(1,202,296)
Other comprehensive loss	-	-	-	(13,367)	-	-	(13,367)
Issuance of 50,342 Common Stock for cash of US$ 6.02 per share in January 2009	50,342	50	302,950	-	-	-	303,000
Repayment of receivable in respect of stock issuance	-	-	-	-	75,000	-	75,000
Stock-based compensation	-	-	12,171	-	-	-	12,171
Balance as of December 31, 2009	3,999,998	4,000	6,482,391	102,601	-	(7,364,734)	(775,742)

Loss for the year	-	-	-	-	-	(2,788,446)	(2,788,446)
Other comprehensive loss	-	-	-	(119,019)	-	-	(119,019)
Issuance of 530,600 Common Stock for cash of US$ 6.25 per share in December 2010, net of related expenses	530,600	531	2,356,501	-	-	-	2,357,032
Stock-based interest compensation to convertible notes holders	194,391	194	1,214,749	-	-	-	1,214,943
Conversion of convertible notes	119,586	120	694,676	-	-	-	694,796
Stock-based compensation	-	-	14,575	-	-	-	14,575
Balance as of December 31, 2010	4,844,575	4,845	10,762,892	(16,418)	-	(10,153,180)	598,139

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

	US Dollars (except share data)
				Accumulated		Deficit
	Common Stock			other	Receivable in	accumulated	Total
	Number of shares	Amount	Additional paid in capital	comprehensive loss	respect of stock issuance	during development stage	stockholders equity (deficit)

Balance as of January 1, 2011	4,844,575	4,845	10,762,892	(16,418)	-	(10,153,180)	598,139
Loss for the year	-	-	-	-	-	(2,364,339)	(2,364,339)
Other comprehensive income	-	-	-	39,052	-	-	39,052
Issuance of 16,320 Common Stock for cash of US$ 6.25 per share in January 31, 2011, net of related expenses	16,320	16	83,164	-	-	-	83,180
Issuance of 90,768 Common Stock for cash of US$ 6.25 per share in March 31, 2011, net of related expenses	90,768	91	479,810	-	-	-	479,901
Issuance of 40,000 Common Stock for cash of US$ 6.25 per share in April 29, 2011, net of related expenses	40,000	40	191,682	-	-	-	191,722
Issuance of 34,200 Common Stock for cash of US$ 6.25 per share in May 31, 2011, net of related expenses	34,200	34	179,992	-	-	-	180,026
Issuance of 269,680 Common Stock for cash of US$ 6.25 per share on July 29, 2011, net of related expenses	269,680	270	1,466,115	-	-	-	1,466,385
Fair value of warrants with down-round protection issued in connection with Common Stock issuances	-	-	(83,899)	-	-	-	(83,899)
Stock-based compensation	-	-	378,072		-	-	378,072
Balance as of December 31, 2011	5,295,543	5,296	13,457,828	22,634	-	(12,517,519)	968,239

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

	US Dollars (except share data)
				Accumulated		Deficit
	Common Stock			other	Receivable in	accumulated	Total
	Number of shares	Amount	Additional paid in capital	comprehensive loss	respect of stock issuance	during development stage	stockholders equity (deficit)

Balance as of January 1, 2012	5,295,543	5,296	13,457,828	22,634	-	(12,517,519)	968,239
Loss for the period of six months	-	-	-	-	-	(1,372,411)	(1,372,411)
Other comprehensive loss	-	-	-	21,143	-	-	21,143
Stock-based compensation	-	-	197,237	-	-	-	197,237
Balance as of June 30, 2012 (unaudited)	5,295,543	5,296	13,655,065	43,777	-	(13,889,930)	(185,792)

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Six month period ended June 30,		Cumulative period from September 30, 2001 (date of inception) through June 30,
	2012	2011	2012(*)
	(unaudited)		(unaudited)
Cash flows from operating activities:

Loss for the period	(1,372,411)	(1,056,921)	(13,889,930)
Adjustments to reconcile loss for the period to net cash used in operating activities:
Depreciation	12,741	10,398	145,227
Increase (decrease) in liability for employee rights upon retirement	(5,945)	9,553	217,757
Stock-based compensation	197,237	189,355	1,428,140
Stock-based interest compensation to convertible notes holders	-	-	1,214,943
Change in the fair value of warrants with round-down protection	(43,051)	-	(43,051)
Linkage difference on principal of loans from stockholders (**)	5,869	(8,733)	182,918
Interest on convertible notes	-	-	78,192
Gain on sale of property and equipment	-	-	(912)
Gain from trading marketable securities	-	-	(12,920)

Changes in assets and liabilities:

Decrease (increase) in other current assets	(8,121)	27,658	(91,408)
Increase (decrease) in accounts payable	67,012	31,671	140,154
Increase (decrease) in other current liabilities	22,694	(80,814)	230,080
Net cash used in operating activities	(1,123,975)	(877,833)	(10,400,810)

Cash flows from investment activities:

Decrease (increase) in funds in respect of employee rights upon retirement	(6,470)	(11,699)	(109,274)
Purchase of property and equipment	(3,516)	(47,750)	(212,289)
Proceeds from sale of property and equipment	-	-	4,791
Investment in marketable securities	-	-	(388,732)
Proceeds from sale of marketable securities	-	-	406,995
Short-term loan granted to related party, net of repayments	-	-	(14,252)
Net cash provided by (used in) investment activities	(9,986)	(59,449)	(312,761)

Cash flows from financing activities

Credit from banking institutions (repayment)	-	(18,977)	(6,218)
Proceeds from issuance of convertible notes	-	-	1,144,000
Repayment of convertible notes	-	-	(527,396)
Proceeds from issuance of Common Stock, net of issuance expenses	-	934,829	10,406,380
Proceeds from stockholders loans	-	-	347,742
Net cash provided by financing activities	-	915,852	11,364,508
Effect of exchange rate changes on cash and cash equivalents	(4,176)	28,457	107,430
Increase (decrease) in cash and cash equivalents	(1,138,137)	7,027	758,367
Cash and cash equivalents at beginning of the period	1,896,504	1,494,248	-
Cash and cash equivalents at end of the period	758,367	1,501,275	758,367

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

Since its incorporation (May 18, 2010), the Company has not had any operations other than those carried out by Integrity Israel.  The development and commercialization of Integrity Israel's product is expected to require additional substantial expenditures.  Integrity Israel has not yet generated any revenues from its operations to fund its activities, and therefore is dependent upon external sources for financing its operations. There can be no assurance that Integrity Israel and, therefore, the Company will succeed in obtaining the necessary financing to continue their operations.  Since inception, Integrity has incurred accumulated losses of US$ 13,889,930 and cumulative negative operating cash flow of US$ 10,400,810.  These factors raise substantial doubt about Integrity Israel and the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  During 2010, the Company raised funds via the issuance of Common Stock (including via the conversion of convertible notes), in a total amount of approximately US$ 4 million (before related expense).  During 2011, the Company raised funds via the issuance of Common Stock in a total amount of approximately US$ 2.4 million (net of related expenses). The Company will need to secure additional capital in the future in order to meet its anticipated liquidity needs.  The Company would expect to secure additional capital primarily through the sale of additional Common Stock or other equity securities and/or debt financing.  Funds from these sources may not be available to the Company on acceptable terms, if at all, and they cannot give assurance that they will be successful in securing such additional capital.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the Company’s financial position at June 30, 2012 and the results of its operations and cash flow for each of the six and three month periods then ended.

Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the six and three month periods ended June 30, 2012 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2012.

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

Effective January 1, 2012, the Company adopted retrospectively the provisions of Accounting Standard Update No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminated the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income (as applied by the Company) or in two separate but consecutive statements.

The adoption of ASU 2011-05 did not have a material impact on the unaudited consolidated financial statements.

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

On March 12, 2012, the Company granted to Company's employees options to purchase 17,500 shares of the company's Common Stock at an exercise price of US$6.25 per share. All options were granted in accordance with and subject to the terms of the Company's 2010 incentive Compensation Plan.

The fair value of options granted was estimated at the dates of grant using the Black-Scholes option pricing model.  The following are the data and assumptions used:

Dividend yield (%)	0
Expected volatility (%) (*)	50
Risk free interest rate (%)	2
Expected term of options (years) (**)	6
Exercise price (US dollars)	6.25
Share price (US dollars) (***)	6.25
Fair value (US dollars)	3.08

(*)
Due to the fact that there is no public market for the Company's common stock, the expected volatility is based on the historic volatility of public companies which operate in the same industry sector.

(**)	Due to the fact that the Company does not have historical exercise data, the expected term was determined based on the "simplified method" in accordance with Staff Accounting Bulletin No. 110.

(***)	The fair value of the share was based on the most recent share prices, as applicable to each grant.

The total non-cash compensation is approximately US$ 50,000.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 4	–	LOSS PER SHARE

Basic loss per share is computed by dividing net loss for the period by the weighted average number of shares outstanding during the period.

The loss and the weighted average number of shares used in computing basic and diluted loss per share for the six and three month periods ended June 30, 2012 and 2011 are as follows:

	US dollars
	Six month period ended June 30,		Three month period ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Loss used for the period	1,372,411	1,056,921	737,458	516,657

	Number of shares
	Six month period ended June 30,		Three month period ended June 30,
	2012	2011	2012	2011

Number of shares:
Weighted average number of shares used in the computation of basic and diluted earnings per share	5,295,543	4,922,582	5,295,543	4,989,720

Total weighted average number of ordinary shares related to outstanding options and warrants excluded from the calculations of diluted loss per share (*)	600,232	555,764	600,232	555,764

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

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements.  These forward looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects.  All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements regarding our future activities, events or developments, including such things as future revenues, product development, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, projected performance and trends, and other such matters, are forward-looking statements.  The words “believe,” “expect,” “intend,” “anticipates,” or “propose,” and other similar words and phrases, are intended to identify forward-looking statements.  The forward-looking statements made in this Quarterly Report on Form 10-Q are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances.  These statements relate only to events as of the date on which the statements are made and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  All of the forward-looking statements made in this prospectus are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations.  Whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially.  Risks and uncertainties, the occurrence of which could adversely affect our business, include the risks identified  under the caption “Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2011, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Overview

Integrity Applications, Inc. is a development stage medical device company focused on the design, development and commercialization of non-invasive glucose monitoring devices for use by persons suffering from diabetes.  Our wholly-owned Israeli subsidiary, A.D. Integrity Applications Ltd., was founded in 2001 with a mission to develop, produce and market non-invasive glucose monitors for home use by diabetics.  We have developed a non-invasive blood glucose monitor, the GlucoTrack® glucose monitoring device (the “GlucoTrack DF-F” or “GlucoTrack”), which is designed to help people with diabetes obtain blood glucose level readings without the pain, inconvenience, cost and difficulty of conventional (invasive) spot finger stick devices.  The GlucoTrack DF-F utilizes a patented combination of ultrasound, electromagnetic and thermal technologies to obtain blood glucose measurements in less than one minute via a small sensor that is clipped onto one’s earlobe and connected to a small, handheld control and display unit, all without drawing blood.  Integrity Israel conducted early clinical trials involving over 5,000 readings from approximately 350 patients over the last six years.  Clinical data collected since 2009 at the Soroka University Medical Center in Be’er Sheva, Israel indicate a positive correlation between GlucoTrack DF-F readings and those obtained from conventional invasive devices.  More specifically, a set of early clinical studies conducted on 116 subjects of various weights, ages, diabetes types and genders involved 2,364 measurements, of which 96% were within the clinically acceptable zones of the CEG (zones A and B).  Similarly, approximately 97% of the 1,306 measurements in an at home study of 24 subjects were within clinically acceptable zones A and B of the CEG.  Measurements are clinically acceptable, compared to a referenced invasive device, when the variance, if any, between the devices would have no worse than a benign effect on the patients.  The initial studies involved small patient populations.  Because of the small sample size, the results of these studies may not be indicative of future results.  We began the performance and safety stage of formal clinical trials in Israel in connection with our CE Mark application in March 2012. We expect to begin clinical trials in the United States by late 2012 or early 2013, if our clinical trial protocol is approved by the United States Food and Drug Administration (the “FDA”).

The GlucoTrack DF-F has not yet been approved for commercial sale in the United States, the European Union or any other jurisdiction.  There can be no assurance that approval for commercial sale in any jurisdiction will be obtained.

We have not yet generated any revenues from our operations and have incurred losses of US$ 13,889,930 from inception through June 30, 2012 and cumulative negative operating cash flow of US$ 10,400,810.  We are dependent upon external sources for financing our operations and there can be no assurance that we will succeed in obtaining the necessary financing to continue our operations.  As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

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

Recent Corporate Developments

Reorganization

On July 15, 2010, we completed a reverse triangular merger with Integrity Israel and Integrity Acquisition Corp. Ltd., an Israeli corporation and a wholly owned subsidiary of ours, pursuant to which Integrity Acquisition Corp. Ltd. merged with and into Integrity Israel and all of the stockholders and option holders of Integrity Israel became entitled to receive shares and options in us in exchange for their shares and options in Integrity Israel (the “Reorganization”).  Following the Reorganization, the former equity holders of Integrity Israel received the same proportional ownership in us as they had in Integrity Israel prior to the Reorganization.  As a result of the Reorganization, Integrity Israel became a wholly owned subsidiary of ours.  Pursuant to a tax ruling from the Israeli tax authorities, the former stockholders and options holders of Integrity Israel will be exempt from tax liability with respect to the Reorganization until they sell their holdings in us, so long as they deposit all their shares and options with a trustee for a period of two years from the issuance of such shares or options, as applicable, in connection with the Reorganization, give their written consent to the tax ruling and satisfy certain additional conditions detailed in the ruling.  As a result, any of our stockholders that complied with this tax ruling was unable to sell any of its shares of common stock in us prior to July 16, 2012.  Approximately 82% of our stockholders at the time of the reorganization (holding 3,280,000 of 3,999,998 shares then outstanding) complied with the ruling.

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

Public Registration

In connection with the Private Placement, we agreed to file a registration statement covering the resale of the shares of common stock sold by us in the Private Placement.  On August 22, 2011, we filed a registration statement (Registration No. 333-176415) relating to the resale by the selling stockholders named in the registration statement (as amended from time to time) of the 1,295,545 shares of our common stock issued in the Private Placement.  The registration statement was declared effective by the SEC on November 14, 2011.  All of the shares of common stock covered by the registration statement have been registered for resale by the selling stockholders named therein and we will not receive any of the proceeds from the sale of any shares of common stock sold by the selling stockholders thereunder.

There is no public market for our common stock.  We are seeking a qualification for our common stock to be quoted on the Over-the-Counter Bulletin Board (the “OTCBB”); however, no assurance can be given as to our success in qualifying for quotation on the OTCBB.

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

Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2011.  Our management believes that, as for the financial statements for the periods included in this report, the stock based compensation and the going concern assessment are the critical accounting policy.  However, due to the early stage of operations of the Company, there are no other accounting policies that are considered to be critical accounting policies by management.

Going concern uncertainty

The development and commercialization of our product will require substantial expenditures. We have not yet generated any revenues and have incurred substantial accumulated losses and cumulative negative operating cash flows since inception. We currently have no sources of recurring revenue and are therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1B of the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this report; however, management cannot assure you that its plans will be successful in addressing these issues. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recently issued accounting pronouncements

1.	ASC Topic 220, "Comprehensive Income"

Effective January 1, 2012, the Company adopted retrospectively the provisions of Accounting Standard Update No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminated the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income (as applied by the Company) or in two separate but consecutive statements.

The adoption of ASU 2011-05 did not have a material impact on the unaudited consolidated financial statements.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues

We did not have any revenues during the three months ended June 30, 2012 and 2011, as we have not yet commercialized our GlucoTrack product candidate.

Research and Development Expenses

Research and development expenses were $508,462 for the three months ended June 30, 2012, as compared to $407,631 for the prior-year period. The increase is primarily attributable to expenses incurred in connection with our formal clinical trials commenced in March 2012, including recruitment expenses, material expenses and other costs and expenses of administrating the clinical trials, increased compensation expenses resulting from an increase in the number of employees, development of a new model of the main unit for GlucoTrack DF-F and costs involved in expediting product readiness for clinical trials.  Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, sub-contractors, clinical trial expenses, travel expenses and other expenses related to the development of our product candidates.  We expect research and development expenses to continue to increase in 2012 and beyond as we enter into more advanced stages of development of our GlucoTrack DF-F product candidate, including the continuation of formal clinical trials in Israel relating to our CE Mark application, and continue our efforts to develop additional product candidates.

General and Administrative Expenses

General and administrative expenses were $245,613 for the three months ended June 30, 2012, as compared to $89,098 for the prior-year period.  The increase is primarily attributable to increased compensation expenses resulting from an increase in the number of employees, expenses related to stock-based compensation and increases in professional services expenses as a result of additional services incurred in connection with our compliance obligations as a public reporting company. General and administrative expenses consist primarily of salaries and other related expenses for executive, finance and administrative personnel, including stock-based compensation expense. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services. We expect that our general and administrative costs and expenses will continue to increase in 2012 as we continue to incur increased costs to comply with the reporting and other obligations applicable to public reporting companies.

Financing (Income) Expense, net

Financing (income) expense, net was $(16,617) for the three months ended June 30, 2012, as compared to $19,928 for the prior-year period.  The change is primarily attributable to a decrease in the fair value of warrants with down-round protection, offset by an increase in foreign exchange loss for balances denominated in New Israeli Shekels and an increase in linkage difference on principal of loans from shareholders.

Net Loss

Net loss was $737,458 for the three months ended June 30, 2012, as compared to $516,657 for the prior-year period.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues

We did not have any revenues during the three months ended June 30, 2012 and 2011, as we have not yet commercialized our GlucoTrack product candidate.

Research and Development Expenses

Research and development expenses were $953,528 for the six months ended June 30, 2012, as compared to $781,114 for the prior-year period. The increase is primarily attributable to expenses incurred in connection with our formal clinical trials commenced in March 2012, including recruitment expenses, material expenses and other costs and expenses of administrating the clinical trials, increased compensation expenses resulting from an increase in the number of employees development of a new model of the main unit for GlucoTrack DF-F and costs involved in expediting product readiness for clinical trials.  Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, sub-contractors, clinical trial expenses, travel expenses and other expenses related to the development of our product candidates.  We expect research and development expenses to continue to increase in 2012 and beyond as we enter into more advanced stages of development of our GlucoTrack DF-F product candidate, including the continuation of formal clinical trials in Israel relating to our CE Mark application and continue our efforts to develop additional product candidates.

General and Administrative Expenses

General and administrative expenses were $448,548 for the six months ended June 30, 2012, as compared to $254,736 for the prior-year period.  The increase is primarily attributable to increased compensation expenses resulting from an increase in the number of employees expenses related to stock-based compensation and increases in professional services expenses as a result of additional services incurred in connection with our compliance obligations as a public reporting company. General and administrative expenses consist primarily of salaries and other related expenses for executive, finance and administrative personnel, including stock-based compensation expense. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services. We expect that our general and administrative costs and expenses will continue to increase in 2012 as we incur increased costs to comply with the reporting and other obligations applicable to public reporting companies.

Financing (Income) Expense, net

Financing (income) expense, net was $(29,665) for the six months ended June 30, 2012, as compared to $21,071 for the prior-year period.  The change is primarily attributable to a decrease in the fair value of warrants with down-round protection, offset by an increase in foreign exchange loss for balances denominated in New Israeli Shekels and an increase in linkage difference on principal of loans from shareholders.

Net Loss

Net loss was $1,372,411 for the six months ended June 30, 2012, as compared to $1,056,921 for the prior-year period.

Liquidity and Capital Resources

We currently have extremely limited liquidity. As of June 30, 2012, cash on hand was approximately $0.8 million. Based on our current strategy and operating plan, we believe that our cash and cash equivalents, will enable us to operate for a period of about 4 months from June 30, 2012.  In order to fund our anticipated liquidity needs beyond such four month period (or possibly earlier if we change our current strategy or operating plan in a way that accelerates or increases our liquidity needs), we will need to raise additional capital.

Net Cash Used in Operating Activities for the Six Month Periods Ended June 30, 2012 and June 30, 2011

Net cash used in operating activities was $1,123,975 and $877,833 for the six month periods ended June 30, 2012 and 2011, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of $1,372,411 and $1,056,921 respectively, which was reduced in part by stock-based compensation of $197,237 and $189,355, respectively ,the (increase) decrease of the liability for employee rights upon retirement of ($5,945)  and $9,553 respectively and by cash provided due to the adjustment to the net loss and changes in operating assets and liabilities in the amounts of $81,585 and ($21,485) respectively.

Net Cash (Used) in Investing Activities for the Six Month Periods Ended June 30, 2012 and June 30, 2011

Net cash (used) in investing activities was $(9,986) and $(59,449) for the six month periods ended June 30, 2012 and 2011, respectively, and was used primarily to purchase equipment (such as computers, R&D and office equipment), and fund deposits in respect of employees rights upon retirement.

Net Cash Provided by Financing Activities for the Six Month Periods Ended June 30, 2012 and June 30, 2011

Net cash provided by financing activities was $0 and $915,852 for the six month periods ended June 30, 2012 and 2011, respectively.  Cash provided by financing activities primarily reflects the capital raised in the amounts of $0 and $934,829 offset by credit line expenses in the amount of $0 and $18,977 respectively.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every company that files reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report.  In addition, our independent registered public accounting firm must attest to our internal control over financial reporting.  Our Annual Report on Form 10-K for the year ended December 31, 2011 did not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by SEC rules applicable to newly public companies.  Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012.  We believe we will have adequate resources and expertise, both internal and external, in place to meet this requirement.  However, there is no guarantee that our efforts will result in management’s ability to conclude that our internal control over financial reporting is effective as of December 31, 2012.

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.                   Risk Factors.

Except as set forth below and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 30, 2012, there have been no material changes to the factors disclosed in Part I, Item 1-A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all.

As of June 30, 2012, cash on hand was approximately $0.8 million.  Based on our current strategy and operating plan, we believe that our cash and cash equivalents,  will enable us to operate for a period of about four months from June 30, 2012.

In order to fund our anticipated liquidity needs beyond such four month period (or possibly earlier if we change our current strategy or operating plan in a way that accelerates or increases our liquidity needs), we will need to raise additional capital.  Our future funding requirements will depend on many factors, including but not limited to:

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

Item 6.                      Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
3.3	Bylaws of Integrity Applications, Inc. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Schema Document (2)
101.CAL	XBRL Calculation Linkbase Document (2)
101.LAB	XBRL Label Linkbase Document (2)
101.PRE	XBRL Presentation Linkbase Document (2)
101.DEF	XBRL Definition Linkbase Document (2)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on August 22, 2011.

(2)	To be filed within 30 days of the filing of this Quarterly Report on Form 10-Q pursuant to Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 2012

INTEGRITY APPLICATIONS, INC.
By:	/s/ Avner Gal
Name:	Avner Gal
Title	Chairman of the Board and Chief Executive Officer

By:	/s/ Jacob Bar-Shalom
Name:	Jacob Bar-Shalom
Title	Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
3.3	Bylaws of Integrity Applications, Inc. (1)
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Schema Document (2)
101.CAL	XBRL Calculation Linkbase Document (2)
101.LAB	XBRL Label Linkbase Document (2)
101.PRE	XBRL Presentation Linkbase Document (2)
101.DEF	XBRL Definition Linkbase Document (2)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on August 22, 2011.

(2)	To be filed within 30 days of the filing of this Quarterly Report on Form 10-Q pursuant to Rule 405(a)(2)(ii) of Regulation S-T.