Form 10-Q
period 2012-09-30
Integrity Applications, Inc.
filed 2012-11-19
CIK 1506983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non- accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of November 19, 2012, 5,453,592 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

INTEGRITY APPLICATIONS, INC.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

Condensed Consolidated Interim Financial Statements
as of September 30, 2012 (Unaudited)

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

Condensed Consolidated Financial Statements
as of September 30, 2012 (Unaudited)

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	September 30,	December 31,
	2012	2011
	(unaudited)
A S S E T S
Current Assets
Cash and cash equivalents	182,390	1,896,504
Other current assets	131,963	92,817
Total current assets	314,353	1,989,321

Property and Equipment, Net	69,307	82,868

Funds in Respect of Employee Rights Upon Retirement	114,020	110,310
Total assets	497,680	2,182,499

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Credit from banking institutions	50,980	-
Accounts payable	123,357	71,763
Other current liabilities	244,897	211,278
Total current liabilities	419,234	283,041

Long-Term Loans from Stockholders	604,568	606,144

Liability for Employee Rights Upon Retirement	218,263	241,176

Warrants with Down-Round Protection	-	83,899
Total liabilities	1,242,065	1,214,260

Stockholders’ Equity (Deficit)
Common Stock of US$ 0.001 par value ("Common Stock"):
40,000,000 shares authorized as of September 30, 2012 and December 31, 2011; 5,295,543 shares issued and outstanding as of September 30, 2012 and December 31, 2011	5,296	5,296
Additional paid in capital	13,805,097	13,457,828
Accumulated other comprehensive income	35,708	22,634
Deficit accumulated during the development stage	(14,590,486)	(12,517,519)
Total stockholders' equity (deficit)	(744,385)	968,239
Total liabilities and stockholders’ equity (deficit)	497,680	2,182,499

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)
	Nine month period ended September 30,		Three month period ended September 30,		Cumulative period from September 30, 2001 (date of inception) through September 30,
	2012	2011	2012	2011	2012(*)
	(unaudited)		(unaudited)		(unaudited)
Research and development expenses, net	1,423,364	1,242,191	469,836	461,077	9,979,078
General and administrative expenses	664,738	493,905	216,190	239,169	2,826,472
Other income	-	-	-	-	(912)
Operating loss	2,088,102	1,736,096	686,026	700,246	12,804,638
Financing (income) expenses, net	(15,135)	29,533	14,530	8,462	1,785,848
Loss for the period	2,072,967	1,765,629	700,556	708,708	14,590,486
Other comprehensive (income) loss:
Foreign currency translation adjustment	(13,074)	(42,408)	8,069	(42,384)	(35,708)

Comprehensive loss	2,059,893	1,723,221	708,625	666,324	14,554,778

Loss per share (Basic and Diluted) (Note 4)	0.39	0.35	0.13	0.14

Weighted average number of shares outstanding (Basic and Diluted) (Note 4)	5,295,543	5,016,935	5,295,543	5,205,640

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (*)

	US Dollars (except share data)
				Accumulated	Deficit
	Common Stock			other	accumulated
	Number of shares	Amount	Additional paid in capital	comprehensive loss	during development stage	Total stockholders equity (deficit)
September 30, 2001 (date of inception)
2,136,307 Common Stock of US$ 0.001 per share issued for cash	2,136,307	2,136	38,306	-	-	40,442

Loss for the period	-	-	-	-	(63,293)	(63,293)
Other comprehensive loss	-	-	-	(5)	-	(5)
Balance as of December 31, 2002	2,136,307	2,136	38,306	(5)	(63,293)	(22,856)

Loss for the year	-	-	-	-	(350,290)	(350,290)
Other comprehensive loss	-	-	-	(15,035)	-	(15,035)
Balance as of December 31, 2003	2,136,307	2,136	38,306	(15,040)	(413,583)	(388,181)

Loss for the year	-	-	-	-	(288,233)	(288,233)
Other comprehensive loss	-	-	-	(15,069)	-	(15,069)
Issuance of 42,727 Common Stock for cash at US$ 1.76 per share on March 16, 2004	42,727	43	74,957	-	-	75,000
Issuance of 72,773 Common Stock for cash of US$ 1.72 per share on November 25, 2004	72,773	73	128,783	-	-	128,856
Balance as of December 31, 2004	2,251,807	2,252	242,046	(30,109)	(701,816)	(487,627)

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

	US Dollars (except share data)
				Accumulated	Deficit
	Common Stock			other	accumulated
	Number of shares	Amount	Additional paid in capital	comprehensive loss	during development stage	Total stockholders equity (deficit)

Balance as of January 1, 2005	2,251,807	2,252	242,046	(30,109)	(701,816)	(487,627)
Loss for the year	-	-	-	-	(1,055,594)	(1,055,594)
Other comprehensive income	-	-	-	8,542	-	8,542
Issuance of 218,281 Common Stock for cash of US$ 1.72 per share on January 14, 2005	218,281	218	374,782	-	-	375,000
Issuance of 291,051 Common Stock for cash of US$ 1.72 per share on April 5, 2005	291,051	291	499,709	-	-	500,000
Issuance of 59,389 Common Stock for cash of US$ 3.37 per share on May 31, 2005	59,389	60	199,940	-	-	200,000
Stock-based compensation	52,147	52	189,564	-	-	189,616
Balance as of December 31, 2005	2,872,675	2,873	1,506,041	(21,567)	(1,757,410)	(270,063)

Loss for the year	-	-	-	-	(1,282,842)	(1,282,842)
Other comprehensive loss	-	-	-	(57,127)	-	(57,127)
Issuance of 87,315 Common Stock for cash of US$ 1.47 per share on January 26, 2006	87,315	87	128,118	-	-	128,205
Issuance of 1,899 Common Stock for cash of US$ 3.63 per share on March 31, 2006	1,899	2	6,888	-	-	6,890
Issuance of 13,786 Common Stock for cash of US$ 3.63 per share on June 16, 2006	13,786	14	49,986	-	-	50,000
Issuance of 14,113 Common Stock for cash of US$ 3.63 per share on June 30, 2006	14,113	14	51,166	-	-	51,180
Issuance of 51,207 Common Stock for cash of US$ 3.91 per share on August 15, 2006	51,207	51	199,949	-	-	200,000
Issuance of 301,948 Common Stock for cash of US$ 4.31 per share on October 5, 2006	301,948	302	1,299,698	-	-	1,300,000
Issuance of 348,402 Common Stock for cash of US$ 4.31 per share on December 14, 2006	348,402	349	1,372,146	-	-	1,372,495
Stock-based compensation	63,395	63	277,434	-	-	277,497
Balance as of December 31, 2006	3,754,740	3,755	4,891,426	(78,694)	(3,040,252)	1,776,235

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

	US Dollars (except share data)
				Accumulated		Deficit
	Common Stock			other	Receivable in	accumulated
	Number of shares	Amount	Additional paid in capital	comprehensive income (loss)	respect of stock issuance	during development stage	Total stockholders equity (deficit)

Balance as of January 1, 2007	3,754,740	3,755	4,891,426	(78,694)	-	(3,040,252)	1,776,235
Loss for the year	-	-	-	-	-	(1,593,205)	(1,593,205)
Other comprehensive income	-	-	-	84,528	-	-	84,528
Stock-based compensation	28,707	29	274,630	-	-	-	274,659
Balance as of December 31, 2007	3,783,447	3,784	5,166,056	5,834	-	(4,633,457)	542,217

Loss for the year	-	-	-	-	-	(1,528,981)	(1,528,981)
Other comprehensive income	-	-	-	110,134	-	-	110,134
Issuance of 61,989 Common Stock for cash of US$ 5.52 per share on September 27, 2008	61,989	62	341,938	-	-	-	342,000
Issuance of 104,220 Common Stock for cash of US$ 5.52 per share on October 7, 2008	104,220	104	574,896	-	(75,000)	-	500,000
Stock-based compensation	-	-	84,380	-	-	-	84,380
Balance as of December 31, 2008	3,949,656	3,950	6,167,270	115,968	(75,000)	(6,162,438)	49,750

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

	US Dollars (except share data)
				Accumulated		Deficit
	Common Stock			other	Receivable in	accumulated
	Number of shares	Amount	Additional paid in capital	comprehensive income (loss)	respect of stock issuance	during development stage	Total stockholders equity (deficit)

Balance as of January 1, 2009	3,949,656	3,950	6,167,270	115,968	(75,000)	(6,162,438)	49,750
Loss for the year	-	-	-	-	-	(1,202,296)	(1,202,296)
Other comprehensive loss	-	-	-	(13,367)	-	-	(13,367)
Issuance of 50,342 Common Stock for cash of US$ 6.02 per share in January 2009	50,342	50	302,950	-	-	-	303,000
Repayment of receivable in respect of stock issuance	-	-	-	-	75,000	-	75,000
Stock-based compensation	-	-	12,171	-	-	-	12,171
Balance as of December 31, 2009	3,999,998	4,000	6,482,391	102,601	-	(7,364,734)	(775,742)

Loss for the year	-	-	-	-	-	(2,788,446)	(2,788,446)
Other comprehensive loss	-	-	-	(119,019)	-	-	(119,019)
Issuance of 530,600 Common Stock for cash of US$ 6.25 per share in December 2010, net of related expenses	530,600	531	2,356,501	-	-	-	2,357,032
Stock-based interest compensation to convertible notes holders	194,391	194	1,214,749	-	-	-	1,214,943
Conversion of convertible notes	119,586	120	694,676	-	-	-	694,796
Stock-based compensation	-	-	14,575	-	-	-	14,575
Balance as of December 31, 2010	4,844,575	4,845	10,762,892	(16,418)	-	(10,153,180)	598,139

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

	US Dollars (except share data)
				Accumulated		Deficit
	Common Stock			other	Receivable in	accumulated
	Number of shares	Amount	Additional paid in capital	comprehensive loss	respect of stock issuance	during development stage	Total stockholders equity (deficit)

Balance as of January 1, 2011	4,844,575	4,845	10,762,892	(16,418)	-	(10,153,180)	598,139
Loss for the year	-	-	-	-	-	(2,364,339)	(2,364,339)
Other comprehensive income	-	-	-	39,052	-	-	39,052
Issuance of 16,320 Common Stock for cash of US$ 6.25 per share in January 31, 2011, net of related expenses	16,320	16	83,164	-	-	-	83,180
Issuance of 90,768 Common Stock for cash of US$ 6.25 per share in March 31, 2011, net of related expenses	90,768	91	479,810	-	-	-	479,901
Issuance of 40,000 Common Stock for cash of US$ 6.25 per share in April 29, 2011, net of related expenses	40,000	40	191,682	-	-	-	191,722
Issuance of 34,200 Common Stock for cash of US$ 6.25 per share in May 31, 2011, net of related expenses	34,200	34	179,992	-	-	-	180,026
Issuance of 269,680 Common Stock for cash of US$ 6.25 per share on July 29, 2011, net of related expenses	269,680	270	1,466,115	-	-	-	1,466,385
Fair value of warrants with down-round protection issued in connection with Common Stock issuances	-	-	(83,899)	-	-	-	(83,899)
Stock-based compensation	-	-	378,072	-	-	-	378,072
Balance as of December 31, 2011	5,295,543	5,296	13,457,828	22,634	-	(12,517,519)	968,239

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

	US Dollars (except share data)
	Common Stock			Accumulated other comprehensive loss		Deficit accumulated during development stage
	Number of shares	Amount	Additional paid in capital		Receivable in respect of stock issuance		Total stockholders equity (deficit)

Balance as of January 1, 2012	5,295,543	5,296	13,457,828	22,634	-	(12,517,519)	968,239
Loss for the period of nine months	-	-	-	-	-	(2,072,967)	(2,072,967)
Other comprehensive loss	-	-	-	13,074	-	-	13,074
Warrants classified to equity due to the lapse of the down-round protection period	-	-	48,007	-	-	-	48,007

Stock-based compensation	-	-	299,262	-	-	-	299,262
Balance as of September 30, 2012 (unaudited)	5,295,543	5,296	13,805,097	35,708	-	(14,590,486)	(744,385)

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Nine month period ended September 30,		Cumulative period from September 30, 2001 (date of inception) through September 30,
	2012	2011	2012(*)
	(unaudited)		(unaudited)
Cash flows from operating activities:
Loss for the period	(2,072,967)	(1,765,629)	(14,590,486)
Adjustments to reconcile loss for the period to net cash used in operating activities:
Increase in deferred issuance costs	(53,134)	-	(53,134)
Depreciation	18,770	16,687	151,256
Increase (decrease) in liability for employee rights upon retirement	(17,552)	34,754	206,150
Stock-based compensation	299,262	283,554	1,530,165
Stock-based interest compensation to convertible notes holders	-	-	1,214,943
Change in the fair value of warrants with round-down protection	(35,892)	-	(35,892)
Linkage difference on principal of loans from stockholders (**)	12,706	27,502	189,755
Interest on convertible notes	-	-	78,192
Gain on sale of property and equipment	-	-	(912)
Gain from trading marketable securities	-	-	(12,920)
Changes in assets and liabilities:
Decrease (increase) in other current assets	12,962	17,885	(70,561)
Increase in accounts payable	53,005	109,968	126,146
Increase (decrease) in other current liabilities	38,375	(62,131)	245,762
Net cash used in operating activities	(1,744,465)	(1,337,410)	(11,021,536)
Cash flows from investment activities:
Increase in funds in respect of employee rights upon retirement	(6,367)	(16,080)	(109,171)
Purchase of property and equipment	(6,969)	(53,388)	(215,742)
Proceeds from sale of property and equipment	-	-	4,791
Investment in marketable securities	-	-	(388,732)
Proceeds from sale of marketable securities	-	-	406,995
Short-term loan granted to related party, net of repayments	-	-	(14,252)
Net cash used in investment activities	(13,336)	(69,468)	(316,111)
Cash flows from financing activities
Credit from banking institutions (repayment)	50,980	(18,943)	44,762
Proceeds from issuance of convertible notes	-	-	1,144,000
Repayment of convertible notes	-	-	(527,396)
Proceeds from issuance of Common Stock, net of issuance expenses	-	2,401,214	10,406,380
Proceeds from stockholders loans	-	-	347,742
Net cash provided by financing activities	50,980	2,382,271	11,415,488
Effect of exchange rate changes on cash and cash equivalents	(7,293)	6,528	104,549
Increase (decrease) in cash and cash equivalents	(1,714,114)	981,921	182,390
Cash and cash equivalents at beginning of the period	1,896,504	1,494,248	-
Cash and cash equivalents at end of the period	182,390	2,476,169	182,390

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

Integrity Israel was incorporated in 2001 and commenced its operations in 2002.  Integrity Israel, a medical device company, focuses on the design, development and commercialization of non-invasive glucose monitoring devices for home use by persons suffering from diabetes.

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

Since its incorporation (May 18, 2010), the Company has not had any operations other than those carried out by Integrity Israel.  The development and commercialization of Integrity Israel's product is expected to require additional substantial expenditures.  Integrity Israel has not yet generated any revenues from its operations to fund its activities, and therefore is dependent upon external sources for financing its operations. There can be no assurance that Integrity Israel and, therefore, the Company will succeed in obtaining the necessary financing to continue their operations.  Since inception, Integrity has incurred accumulated losses of US$ 14,590,486 and cumulative negative operating cash flow of US$ 11,021,536.  In addition, as of September 30, 2012 the company has a negative net working capital and limited reserves.  These factors raise substantial doubt about the ability of Integrity Israel and the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  During 2010, the Company raised funds via the issuance of Common Stock (including via the conversion of convertible notes), in a total amount of approximately US$ 4 million (before related expense).  During 2011, the Company raised funds via the issuance of Common Stock in a total amount of approximately US$ 2.4 million (net of related expenses). The Company will need to secure additional capital in the future in order to meet its anticipated liquidity needs.  The Company would expect to secure additional capital primarily through the sale of additional Common Stock or other equity securities and/or debt financing.  Funds from these sources may not be available to the Company on acceptable terms, if at all, and the Company cannot assure that it will be successful in securing additional capital.

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

In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the Company’s financial position at September 30, 2012 and the results of its operations and cash flow for each of the nine and three month periods then ended.

Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the nine and three month periods ended September 30, 2012 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2012.

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

Effective January 1, 2012, the Company adopted retrospectively the provisions of Accounting Standard Update No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminated the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income (loss) (as applied by the Company) or in two separate but consecutive statements.

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

1.
On March 12, 2012, the Company granted to Company employees options to purchase 17,500 shares of company's Common Stock at an exercise price of US$6.25 per share. All options were granted in accordance with and subject to the terms of the Company's 2010 incentive Compensation Plan.

The fair value of options granted in March 2012, was estimated at the dates of grant using the Black-Scholes option pricing model. The following are the data and assumptions used:

Dividend yield (%)	0
Expected volatility (%) (*)	50
Risk free interest rate (%)	2
Expected term of options (years) (**)	6
Exercise price (US dollars)	6.25
Share price (US dollars) (***)	6.25
Fair value (US dollars)	3.08

(*)
Due to the fact that the Company has a very limited history as a public entity, the expected volatility is based on the historic volatility of public companies which operate in the same industry sector.

(**)	Due to the fact that the Company does not have historical exercise data, the expected term was determined based on the "simplified method" in accordance with Staff Accounting Bulletin No. 110.

(***)	The fair value of the share was based on the most recent share prices, as applicable to each grant.

The total non-cash compensation of this grant was approximately US$ 50 thousand.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3	–	EVENTS DURING THE REPORTED PERIOD (cont.)

2.
During the reported period, the down-round protection period of the warrants that were issued to the placement agent in connection with the Company’s prior private placement completed in July 2011 (the “Previous Private Placement”) lapsed. Such warrants included a limited period (until September 1, 2012) down-round protection under which, if the Company issued additional shares of its common stock during such period for a price of less than $6.25 per share, the strike price of the warrants would be adjusted down from $6.25 per share to the price per share at which such additional shares of Company common stock (if any) were issued. The warrants were classified as a liability and measured at fair value through earnings until the down-round protection period ended and their exercise price became fixed, at which date such warrants were reclassified to equity.

NOTE 4	–	LOSS PER SHARE

Basic loss per share is computed by dividing net loss for the period by the weighted average number of shares outstanding during the period.

The loss and the weighted average number of shares used in computing basic and diluted loss per share for the nine and three month periods ended September 30, 2012 and 2011 are as follows:

	US dollars
	Nine month period ended September 30,		Three month period ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Loss for the period	2,072,967	1,765,629	700,556	708,708

	Number of shares
	Nine month period ended September 30,		Three month period ended September 30,
	2012	2011	2012	2011

Number of shares:
Weighted average number of shares used in the computation of basic and diluted earnings per share	5,295,543	5,016,935	5,295,543	5,205,640

Total weighted average number of ordinary shares related to outstanding options and warrants excluded from the calculations of diluted loss per share (*)	600,232	555,764	600,232	555,764

(*)
All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per share for all the reported periods, since the effect of the shares issuable with respect of these instruments was anti-dilutive.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 5    -       SUBSEQUENT EVENT

On November 19, 2012, the Company issued 165,057 shares of its common stock at a price of $7.00 per share.  The issuance and sale of such shares constitutes the initial closing (the “Initial Closing”) of an offering by the Company of up to 785,714 shares of its common stock to accredited investors at a price of $7.00 per share in a private placement transaction.  The Company may sell additional shares of common stock in one or more closings under the offering until the expiration of the offering on December 31, 2012, unless extended by the Company and the placement agent for the offering.

The Company received gross proceeds of approximately $1.1 million from the sale of the shares described above. The Company intends to use the remainder of the proceeds from the initial closing, and any additional proceeds from the offering (if any), for general corporate purposes.

In connection with the offering, the Company has agreed to issue to the placement agent for the offering, in partial consideration for its services as such, warrants to purchase a number of shares of common stock equal to 10% of the number of shares sold at each closing of the offering.  In total, the Company will be required to issue to the placement agent warrants to purchase up to an aggregate of 16,506 shares of its common stock at an exercise price of $7.00 per share in connection with the initial closing of the offering.  Once issued, the warrants will have a five year term expiring on the fifth anniversary of the date of the final closing of the offering.

In connection with the offering, the Company has agreed with the placement agent for the offering that, if during the term of the offering, additional securities are sold under the offering, the terms of the offering will be amended to provide for: (a) the offering of convertible preferred stock of the Company, convertible into shares of the Company’s common stock at a conversion price of $5.80 per share (subject to potential adjustment in certain circumstances and subject to a forced right of conversion, at the option of the Company, if certain conditions are satisfied), (b) the issuance by the Company to each purchaser of preferred stock of warrants, exercisable for a period of five years from the issue date thereof, allowing the holder thereof to purchase, at an exercise price of $6.96 per share, a number of shares of common stock equal to the amount of shares of common stock issuable upon conversion of the preferred stock issued to such holder as described in paragraph (a); and (c) such other terms as may be agreed to by the Company, the placement agent for the offering and/or the initial purchaser of such shares of preferred stock (the “Preferred Stock Issuance”).  The Company has also agreed that, if the Company enters into an agreement to complete a Preferred Stock Issuance, the Company will make to the investors who purchase shares of Company common stock in the offering prior to such change in terms an offer to exchange such shares of Company common stock acquired by them in the offering, together with an executed consent to such modification, for an equivalent amount of preferred stock and additional securities issued in, and on the same terms as provided in, the Preferred Stock Issuance.  The Company has further agreed with the placement agent that, subject to the execution and delivery of an executed consent to such modification, any investors who acquired shares in the Previous Private Placement will receive additional shares of Company common stock in an amount equal to: (a) the total purchase price paid by such purchaser in the Previous Private Placement divided by the conversion price of the preferred stock (if any) issued in a Preferred Stock Issuance less (b) the number of shares of Company common stock acquired by such purchaser in the Previous Private Placement.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements.  These forward looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects.  All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements regarding our future activities, events or developments, including such things as future revenues, product development, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, projected performance and trends, and other such matters, are forward-looking statements.  The words “believe,” “expect,” “or “anticipate” and other similar words and phrases, are intended to identify forward-looking statements.  The forward-looking statements made in this Quarterly Report on Form 10-Q are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances.  These statements relate only to events as of the date on which the statements are made and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  All of the forward-looking statements made in this prospectus are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations.  Whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially.  Risks and uncertainties, the occurrence of which could adversely affect our business, include the risks identified  under the caption “Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2011, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Overview

Integrity Applications, Inc. (“we,” “us,” “our” or the “Company”) is a development stage medical device company focused on the design, development and commercialization of non-invasive glucose monitoring devices for use by persons suffering from diabetes.  Our wholly-owned Israeli subsidiary, A.D. Integrity Applications Ltd. (“Integrity Israel”), was founded in 2001 with a mission to develop, produce and market non-invasive glucose monitors for home use by diabetics.  We have developed a non-invasive blood glucose monitor, the GlucoTrack® glucose monitoring device (the “GlucoTrack DF-F” or “GlucoTrack”), which is designed to help people with diabetes obtain blood glucose level readings without the pain, inconvenience, cost and difficulty of conventional (invasive) spot finger stick devices.  The GlucoTrack DF-F utilizes a patented combination of ultrasound, electromagnetic and thermal technologies to obtain blood glucose measurements in less than one minute via a small sensor that is clipped onto one’s earlobe and connected to a small, handheld control and display unit, all without drawing blood.  Integrity Israel conducted early clinical trials involving over 5,000 readings from approximately 350 patients over the last seven years.  Clinical data collected since 2009 at the Soroka University Medical Center in Be’er Sheva, Israel indicate a positive correlation between GlucoTrack DF-F readings and those obtained from conventional invasive devices.  More specifically, a set of early clinical studies conducted on 116 subjects of various weights, ages, diabetes types and genders involved 2,364 measurements, of which 96% were within the clinically acceptable zones of the Clarke Error Grid (“CEG”) (zones A and B).  Similarly, approximately 97% of the 1,306 measurements in an at home study of 24 subjects were within clinically acceptable zones A and B of the CEG.  Measurements are clinically acceptable, compared to a referenced invasive device, when the variance, if any, between the devices would have no worse than a benign effect on the patients.  The initial studies involved small patient populations.  Because of the small sample size, the results of these studies may not be indicative of future results.  We began the performance and safety stage of formal clinical trials in Israel in connection with our CE Mark application in March 2012. We expect to begin clinical trials in the United States by early 2013, if our clinical trial protocol is approved by the United States Food and Drug Administration (the “FDA”).

The GlucoTrack DF-F has not yet been approved for commercial sale in the United States, the European Union or any other jurisdiction.  There can be no assurance that approval for commercial sale in any jurisdiction will be obtained.

We have not yet generated any revenues from our operations and have incurred losses of US$ 14,590,486 from inception through September 30, 2012 and cumulative negative operating cash flow of US$ 11,021,536.  We are dependent upon external sources for financing our operations and there can be no assurance that we will succeed in obtaining the necessary financing to continue our operations.  As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Recent Corporate Developments

Private Placement

On November 19, 2012, we issued and sold 165,057 shares of our common stock to accredited investors at a price of $7.00 per share.  The issuance and sale of such shares constitutes the initial closing (the “Initial Closing”) of an offering of up to 785,714 shares of our common stock to accredited investors at a price of $7.00 per share in a private placement transaction (the “Private Placement”).  We may sell additional shares of common stock in one or more closings under the Private Placement until the expiration of the offering on December 31, 2012, unless extended by us and the placement agent for the Private Placement.

Purchasers of common stock in the Private Placement are entitled to anti-dilution protection until December 31, 2013 for certain issuances of common stock by us for less than $7.00 per share.  In addition, we have agreed to file a registration statement with respect to any shares of our common stock sold in the Private Placement no later than 40 days following the final closing of the Private Placement, subject to certain conditions and exceptions.

In connection with the Private Placement, we have agreed to issue to the placement agent for the Private Placement, in partial consideration for its services as such, warrants to purchase a number of shares of common stock equal to 10% of the number of shares sold at such closing.  In total, we will be required to issue warrants to purchase up to an aggregate of 15,805 shares of our common stock at an exercise price of $7.00 per share in connection with the Initial Closing.  Once issued, the warrants will have a five year term expiring on the fifth anniversary of the date of the final closing of the Private Placement.

The shares of common stock issued in the Initial Closing have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States without being registered under the Securities Act or pursuant to an applicable exemption from the registration requirements thereof.  The warrants to be issued to the placement agent, the shares underlying such warrants, and any additional shares of common stock (if any) issued in the Private Placement will not be registered under the Securities Act and may not be offered or sold in the United States without being registered under the Securities Act or pursuant to an applicable exemption from the registration requirements thereof.

We intend to use a portion of the proceeds from the initial closing to repay an aggregate of approximately $110,000 of short term indebtedness. We intend to use the remainder of the proceeds from the Initial Closing, and any additional proceeds from the Private Placement (if any), for general corporate purposes.

In connection with the Private Placement, we have agreed with the placement agent for the offering that, if during the term of the offering, additional securities are sold under the Private Placement, the terms of the offering will be amended to provide for: (a) the offering of convertible preferred stock of the Company, convertible into shares of the Company’s common stock at a conversion price of $5.80 per share (subject to potential adjustment in certain circumstances and subject to a forced right of conversion, at the option of the Company, if certain conditions are satisfied), (b) the issuance by the Company to each purchaser of preferred stock of warrants, exercisable for a period of five years from the issue date thereof, allowing the holder thereof to purchase, at an exercise price of $6.96 per share, a number of shares of common stock equal to the amount of shares of common stock issuable upon conversion of the preferred stock issued to such holder as described in paragraph (a); and (c) such other terms as may be agreed to by the Company, the placement agent for the offering and/or the initial purchaser of such shares of preferred stock (the “Preferred Stock Issuance”).  We have also agreed that, if we enter into an agreement to complete a Preferred Stock Issuance, we will make to the investors who purchase shares of our common stock in the Private Placement prior to such change in terms an offer to exchange such shares of our common stock acquired by them in the offering, together with an executed consent to such modification, for an equivalent amount of preferred stock and additional securities issued in, and on the same terms as provided in, the Preferred Stock Issuance.  We have further agreed with the placement agent that, subject to the execution and delivery of an executed consent to such modification, any investors who acquired shares in the Previous Private Placement will receive additional shares of our common stock in an amount equal to: (a) the total purchase price paid by such purchaser in the Previous Private Placement divided by the conversion price of the preferred stock (if any) issued in a Preferred Stock Issuance less (b) the number of shares of Company common stock acquired by such purchaser in the Previous Private Placement.

We cannot give any assurance that a Preferred Stock Issuance will be completed on a timely basis, or at all. The completion of a Preferred Stock Issuance will be subject to the negotiation and execution of definitive transaction documents between us, the placement agent and/or the investor in the offering, as to which there can be no guarantees. There can be no assurance that one or more willing investors will agree to acquire shares pursuant to the Preferred Stock Issuance.

This Quarterly Report in Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy any of the securities described above, nor shall there be any sale of any of the securities referred to above in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

Historical Note

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

Going concern uncertainty

The development and commercialization of our product will require substantial expenditures. We have not yet generated any revenues and have incurred substantial accumulated losses and cumulative negative operating cash flows since inception. We currently have no sources of recurring revenue and are therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1B of the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this report; however, management cannot give any assurance that its plans will be successful in addressing these issues. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The adoption of ASU 2011-05 did not have a material impact on the Company's unaudited consolidated financial statements.

2.	ASC Topic 210, “Balance Sheet”

In December 2011, the FASB issued Accounting Standard Update (ASU) 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11). ASU 2011-11 enhances disclosure requirements with respect to financial instruments and derivative instruments that are either offset in accordance with the Accounting Standards Codification or are subject to an enforceable master netting arrangement or similar agreement.

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

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues

We did not have any revenues during the three months ended September 30, 2012 and 2011, as we have not yet commercialized our GlucoTrack product candidate.

Research and Development Expenses

Research and development expenses were $469,836 for the three months ended September 30, 2012, as compared to $461,077 for the prior-year period. The increase is primarily attributable to expenses incurred in connection with our formal clinical trials commenced in March 2012, including recruitment expenses, material expenses and other costs and expenses of administrating the clinical trials, increased compensation expenses resulting from an increase in the number of employees, development of a new model of the main unit for the GlucoTrack DF-F and costs involved in expediting product readiness for clinical trials.  Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, sub-contractors, clinical trial expenses, travel expenses and other expenses related to the development of our product candidates.  We expect research and development expenses to continue to increase in 2012 and beyond as we enter into more advanced stages of development of our GlucoTrack DF-F product candidate, including the continuation of formal clinical trials in Israel relating to our CE Mark application, and continue our efforts to develop additional product candidates.

General and Administrative Expenses

General and administrative expenses were $216,190 for the three months ended September 30, 2012, as compared to $239,169 for the prior-year period.  The decrease is primarily attributable to a decrease in professional services expenses, which were higher during the three months ended September 30, 2011 as a result of the legal fees incurred in connection with the preparation and filing of a Registration Statement on Form S-1.  General and administrative expenses consist primarily of salaries and other related expenses for executive, finance and administrative personnel, including stock-based compensation expense. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services. We expect that our general and administrative costs and expenses will increase in future periods as we incur increased costs to comply with the reporting and other obligations applicable to public reporting companies.

Financing (Income) Expense, net

Financing expense, net was $14,530 for the three months ended September 30, 2012, as compared to $8,462 for the prior-year period.  The increase in financing  expense is primarily attributable to an increase in foreign exchange loss for balances denominated in New Israeli Shekels and an increase in linkage difference on principal of loans from shareholders offset by a decrease in the fair value of warrants with down-round protection

Net Loss

Net loss was $700,556 for the three months ended September 30, 2012, as compared to $708,708 for the prior-year period.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues

We did not have any revenues during the nine months ended September 30, 2012 and 2011, as we have not yet commercialized our GlucoTrack product candidate.

Research and Development Expenses

Research and development expenses were $1,423,364 for the nine months ended September 30, 2012, as compared to $1,242,191 for the prior-year period. The increase is primarily attributable to expenses incurred in connection with our formal clinical trials commenced in March 2012, including recruitment expenses, material expenses and other costs and expenses of administrating our clinical trials, increased compensation expenses resulting from an increase in the number of employees, development of a new model of the main unit for GlucoTrack DF-F and costs involved in expediting product readiness for clinical trials.  Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, sub-contractors, clinical trial expenses, travel expenses and other expenses related to the development of our product candidates.  We expect research and development expenses to continue to increase in 2012 and beyond as we enter into more advanced stages of development of our GlucoTrack DF-F product candidate, including the continuation of formal clinical trials in Israel relating to our CE Mark application and continue our efforts to develop additional product candidates.

General and Administrative Expenses

General and administrative expenses were $664,738 for the nine months ended September 30, 2012, as compared to $493,905 for the prior-year period.  The increase is primarily attributable to increased compensation expenses resulting from an increase in the number of employees, expenses related to stock-based compensation and increases in professional services expenses as a result of additional services incurred in connection with our compliance obligations as a public reporting company and professional fees incurred in connection with the Private Placement. General and administrative expenses consist primarily of salaries and other related expenses for executive, finance and administrative personnel, including stock-based compensation expense. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services. We expect that our general and administrative costs and expenses will continue to increase in 2012 as we incur increased costs to comply with the reporting and other obligations applicable to public reporting companies.

Financing (Income) Expense, net

Financing (income) expense, net was $(15,135) for the nine months ended September 30, 2012, as compared to $29,533 for the prior-year period.  The change is primarily attributable to a decrease in the fair value of warrants with down-round protection offset by an increase in foreign exchange loss for balances denominated in New Israeli Shekels and an increase in linkage difference on principal of loans from shareholders.

Net Loss

Net loss was $2,072,967 for the nine months ended September 30, 2012, as compared to $1,765,629 for the prior-year period.

Liquidity and Capital Resources

We currently have extremely limited liquidity.  As of September 30, 2012, cash on hand was approximately $0.2 million.

As described above under the caption “Recent Developments - 2012 Private Placement,” on November 19, 2012, we issued and sold 165,057 shares of our common stock to accredited investors at a price of $7.00 per share in the Initial Closing of the 2012 Private Placement.  We received gross proceeds of $1.1 million from the sale of these shares.  After giving effect to the repayment of such short-term loans and the payment of commissions to the placement agent for the offering, our cash on hand was approximately $0.85 million as of November 19, 2012.  Based on our current strategy and operating plan, we believe that our cash and cash equivalents, will enable us to operate for a period of approximately four months from the date of this report.  In order to fund our anticipated liquidity needs beyond such four month period (or possibly earlier if we change our current strategy or operating plan in a way that accelerates or increases our liquidity needs), we will need to raise additional capital.

On September 16, 2012, we entered into a short-term loan agreement with Bank Leumi pursuant to which Bank Leumi loaned us 200,000 New Israeli Shekels ($50,980, based on the exchange rate of 0.2549 NIS/dollar in effect on such date) (the “Loan”).  We borrowed the Loan as interim or bridge financing until the Company secured the transfer of Company funds maintained in a bank account in New York, which funds could not be withdrawn or transferred without unreasonable expense due to the requirement that an authorized signatory of the Company appear at a bank branch in New York to withdraw funds from this account and the high costs of transferring funds from this account to our accounts in Israel.  The Loan, which was secured by the Company’s funds on deposit with Bank Leumi, accrued interest at a rate of 6.3% per annum.  We intend to repay the outstanding principal and interest on the Loan in full on November 22, 2012 from the proceeds of the Initial Closing of the 2012 Private Placement.

During November 2012, we also borrowed 250,000 New Israeli Shekels ($63,259, based on the exchange rate of 3.952 NIS/dollar in effect on November 16, 2012), under our line of credit with Bank Hapoalim accrued interest at a rate of 6.5% per annum.  We intend to repay all outstanding principal and interest under this line of credit in full on or prior to December 8, 2012 from the proceeds of the Initial Closing of the 2012 Private Placement.

Net Cash Used in Operating Activities for the Nine Month Periods Ended September 30, 2012 and September 30, 2011

Net cash used in operating activities was $1,744,465 and $1,337,410 for the nine month periods ended September 30, 2012 and 2011, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of $2,072,967 and $1,765,629 respectively, which was reduced in part by stock-based compensation of $299,262 and $283,354, respectively ,the (increase) decrease of the liability for employee rights upon retirement of ($17,552)  and $34,754 respectively and by cash provided due to the adjustment to the net loss and changes in operating assets and liabilities in the amounts of $104,342 and $65,722 respectively.

Net Cash (Used) in Investing Activities for the Nine Month Periods Ended September 30, 2012 and September 30, 2011

Net cash used in investing activities was $13,336 and $69,468 for the nine month periods ended September 30, 2012 and 2011, respectively, and was used primarily to purchase equipment (such as computers, R&D and office equipment), and fund deposits in respect of employees rights upon retirement.

Net Cash Provided by Financing Activities for the Nine Month Periods Ended September 30, 2012 and September 30, 2011

Net cash provided by financing activities was $50,980 and $2,382,271 for the nine month periods ended September 30, 2012 and 2011, respectively.  Net cash provided by financing activities primarily reflects the credit received (repaid) from banking institutions of $50,980 and ($18,943), respectively and by capital raised in the amounts of $0 and $2,401,214 respectively.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II - OTHER INFORMATION

Item 1A.                   Risk Factors.

Except as set forth below and in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, there have been no material changes to the factors disclosed in Part I, Item 1-A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Dated:  November 19, 2012

INTEGRITY APPLICATIONS, INC.

By:	/s/ Avner Gal
Avner Gal
Chairman of the Board and Chief Executive Officer

By:	/s/ Jacob Bar-Shalom
Jacob Bar-Shalom
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
3.3	Bylaws of Integrity Applications, Inc. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on August 22, 2011.