Form 10-Q
period 2013-03-31
Integrity Applications, Inc.
filed 2013-05-20
CIK 1506983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

or

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

Yes ☐          No ☒

As of May 20, 2013, 5,297,693 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

INTEGRITY APPLICATIONS, INC.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	March 31,	December 31,
	2013	2012
	(unaudited)
A S S E T S
Current Assets
Cash and cash equivalents	5,325,340	543,411
Other current assets	72,509	81,472
Total current assets	5,397,849	624,883

Property and Equipment, Net	65,515	70,200

Funds in Respect of Employee Rights Upon Retirement	122,272	119,488
Total assets	5,585,636	814,571
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Credit from banking institutions	-	37,427
Accounts payable	142,980	122,537
Other current liabilities	361,608	297,989
Total current liabilities	504,588	457,953

Long-Term Liabilities
Long-Term Loans from Stockholders	642,041	630,575
Liability for Employee Rights Upon Retirement	240,859	229,112
Warrants with Down-Round Protection	2,871,075	-
Total long-term liabilities	3,753,975	859,687
Total liabilities	4,258,563	1,317,640
Temporary Equity
Convertible Preferred Stock of US$ 0.001 par value ("Preferred Stock"):
10,000,000 shares authorized as of March 31, 2013 and December 31, 2012, respectively; issued and outstanding 6,300 shares as of March 31, 2013 and 0 shares as of December 31, 2012	3,608,597	-
Stockholders' Equity (Deficit)
Common Stock of US$ 0.001 par value ("Common Stock"):
40,000,000 shares authorized as of March 31, 2013 and December 31, 2012; issued and outstanding 5,295,543 shares and 5,460,600 shares as of March 31, 2013 and December 31, 2012, respectively	5,296	5,461
Additional paid in capital	14,705,911	14,772,371
Accumulated other comprehensive income	15,278	8,925
Deficit accumulated during the development stage	(17,008,009)	(15,289,826)
Total stockholders' deficit	(2,281,524)	(503,069)
Total liabilities, temporary equity and stockholders’ deficit	5,585,636	814,571

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars
	Three month period ended March 31,			Cumulative period from September 30, 2001 (date of inception) through March 31,
	2013		2012	2013(*)
	(unaudited)			(unaudited)
Research and development expenses, net	504,245		445,066	10,980,649
General and administrative expenses	183,579		202,935	3,198,221
Other income	-		-	(912)
Operating loss	687,824		648,001	14,177,958
Financing expenses (income), net	655,771	(**)	(13,048)	2,455,463
Loss for the period	1,343,595		634,953	16,633,421
Other comprehensive loss:
Foreign currency translation adjustment	6,353		11,561	15,278

Comprehensive loss for the period	1,349,948		646,514	16,648,699

Loss per share attributable to common stockholders (Basic and Diluted) (Note 4)	0.25		0.12

Weighted average number of shares outstanding (Basic and Diluted) (Note 4)	5,427,589		5,295,543

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

(**)	Including issuance cost in an amount of US$ 611,060 allocated to the warrants with "down-round" protection. (See Note 3).

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (*)

	US Dollars (except share data)
	Common Stock			Accumulated	Deficit
				other	accumulated	Total
	Number		Additional	comprehensive	during	stockholders
	of shares	Amount	paid in capital	income (loss)	development stage	equity (deficit)
September 30, 2001 (date of inception)
2,136,307 shares of Common Stock of $ 0.001 per share issued for cash	2,136,307	2,136	38,306	-	-	40,442

Loss for the period	-	-	-	-	(63,293)	(63,293)
Other comprehensive loss	-	-	-	(5)	-	(5)
Balance as of December 31, 2002	2,136,307	2,136	38,306	(5)	(63,293)	(22,856)

Loss for the year	-	-	-	-	(350,290)	(350,290)
Other comprehensive loss	-	-	-	(15,035)	-	(15,035)
Balance as of December 31, 2003	2,136,307	2,136	38,306	(15,040)	(413,583)	(388,181)

Loss for the year	-	-	-	-	(288,233)	(288,233)
Other comprehensive loss	-	-	-	(15,069)	-	(15,069)
Issuance of 42,727 shares of Common Stock for cash at $ 1.76 per share on March 16, 2004	42,727	43	74,957	-	-	75,000
Issuance of 72,773 shares of Common Stock for cash of $ 1.72 per share on November 25, 2004	72,773	73	128,783	-	-	128,856
Balance as of December 31, 2004	2,251,807	2,252	242,046	(30,109)	(701,816)	(487,627)

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

	US Dollars (except share data)
	Common Stock			Accumulated	Deficit accumulated
	Number of shares	Amount	Additional paid in capital	other comprehensive income (loss)	during development stage	Total stockholders equity (deficit)

Balance as of January 1, 2005	2,251,807	2,252	242,046	(30,109)	(701,816)	(487,627)
Loss for the year	-	-	-	-	(1,055,594)	(1,055,594)
Other comprehensive income	-	-	-	8,542	-	8,542
Issuance of 218,281 shares of Common Stock for cash of $ 1.72 per share on January 14, 2005	218,281	218	374,782	-	-	375,000
Issuance of 291,051 shares of Common Stock for cash of $ 1.72 per share on April 5, 2005	291,051	291	499,709	-	-	500,000
Issuance of 59,389 shares of Common Stock for cash of $ 3.37 per share on May 31, 2005	59,389	60	199,940	-	-	200,000
Stock-based compensation	52,147	52	189,564	-	-	189,616
Balance as of December 31, 2005	2,872,675	2,873	1,506,041	(21,567)	(1,757,410)	(270,063)
Loss for the year	-	-	-	-	(1,282,842)	(1,282,842)
Other comprehensive loss	-	-	-	(57,127)	-	(57,127)
Issuance of 87,315 shares of Common Stock for cash of $ 1.47 per share on January 26, 2006	87,315	87	128,118	-	-	128,205
Issuance of 1,899 shares of Common Stock for cash of $ 3.63 per share on March 31, 2006	1,899	2	6,888	-	-	6,890
Issuance of 13,786 shares of Common Stock for cash of $ 3.63 per share on June 16, 2006	13,786	14	49,986	-	-	50,000
Issuance of 14,113 shares of Common Stock for cash of $ 3.63 per share on June 30, 2006	14,113	14	51,166	-	-	51,180
Issuance of 51,207 shares of Common Stock for cash of $ 3.91 per share on August 15, 2006	51,207	51	199,949	-	-	200,000
Issuance of 301,948 shares of Common Stock for cash of $ 4.31 per share on October 5, 2006	301,948	302	1,299,698	-	-	1,300,000
Issuance of 348,402 shares of Common Stock for cash of $ 4.31 per share on December 14, 2006	348,402	349	1,372,146	-	-	1,372,495
Stock-based compensation	63,395	63	277,434	-	-	277,497
Balance as of December 31, 2006	3,754,740	3,755	4,891,426	(78,694)	(3,040,252)	1,776,235

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

	US Dollars (except share data)
	Common Stock			Accumulated		Deficit accumulated
	Number of shares	Amount	Additional paid in capital	other comprehensive income (loss)	Receivable in respect of stock issuance	during development stage	Total stockholders equity (deficit)

Balance as of January 1, 2007	3,754,740	3,755	4,891,426	(78,694)	-	(3,040,252)	1,776,235
Loss for the year	-	-	-	-	-	(1,593,205)	(1,593,205)
Other comprehensive income	-	-	-	84,528	-	-	84,528
Stock-based compensation	28,707	29	274,630	-	-	-	274,659
Balance as of December 31, 2007	3,783,447	3,784	5,166,056	5,834	-	(4,633,457)	542,217

Loss for the year	-	-	-	-	-	(1,528,981)	(1,528,981)
Other comprehensive income	-	-	-	110,134	-	-	110,134
Issuance of 61,989 shares of Common Stock for cash of $ 5.52 per share on September 27, 2008	61,989	62	341,938	-	-	-	342,000
Issuance of 104,220 shares of Common Stock for cash of $ 5.52 per share on October 7, 2008	104,220	104	574,896	-	(75,000)	-	500,000
Stock-based compensation	-	-	84,380	-	-	-	84,380
Balance as of December 31, 2008	3,949,656	3,950	6,167,270	115,968	(75,000)	(6,162,438)	49,750

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

  INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

	US Dollars (except share data)
	Common Stock			Accumulated		Deficit accumulated
	Number of shares	Amount	Additional paid in capital	other comprehensive income (loss)	Receivable in respect of stock issuance	during development stage	Total stockholders equity (deficit)

Balance as of January 1, 2009	3,949,656	3,950	6,167,270	115,968	(75,000)	(6,162,438)	49,750
Loss for the year	-	-	-	-	-	(1,202,296)	(1,202,296)
Other comprehensive loss	-	-	-	(13,367)	-	-	(13,367)
Issuance of 50,342 shares of Common Stock for cash of $ 6.02 per share on January 2009	50,342	50	302,950	-	-	-	303,000
Repayment of receivable in respect of stock issuance	-	-	-	-	75,000	-	75,000
Stock-based compensation	-	-	12,171	-	-	-	12,171
Balance as of December 31, 2009	3,999,998	4,000	6,482,391	102,601	-	(7,364,734)	(775,742)

Loss for the year	-	-	-	-	-	(2,788,446)	(2,788,446)
Other comprehensive loss	-	-	-	(119,019)	-	-	(119,019)
Issuance of 530,600 shares of Common Stock for cash of $ 6.25 per share on December 2010, net of related expenses	530,600	531	2,356,501	-	-	-	2,357,032
Stock-based interest compensation to convertible notes holders	194,391	194	1,214,749	-	-	-	1,214,943
Conversion of convertible notes	119,586	120	694,676	-	-	-	694,796
Stock-based compensation	-	-	14,575	-	-	-	14,575
Balance as of December 31, 2010	4,844,575	4,845	10,762,892	(16,418)	-	(10,153,180)	598,139

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (*) (cont.)

	US Dollars (except share data)
	Common Stock			Accumulated other	Deficit accumulated during	Total
	Number of shares	Amount	Additional paid in capital	comprehensive loss	development stage	stockholders equity (deficit)

Balance as of January 1, 2011	4,844,575	4,845	10,762,892	(16,418)	(10,153,180)	598,139
Loss for the year	-	-	-	-	(2,364,339)	(2,364,339)
Other comprehensive income	-	-	-	39,052	-	39,052
Issuance of 16,320 shares of Common Stock for cash of $ 6.25 per share on January 31, 2011, net of related expenses	16,320	16	83,164	-	-	83,180
Issuance of 90,768 shares of Common Stock for cash of $ 6.25 per share on March 31, 2011, net of related expenses	90,768	91	479,810	-	-	479,901
Issuance of 40,000 shares of Common Stock for cash of $ 6.25 per share on April 29, 2011, net of related expenses	40,000	40	191,682	-	-	191,722
Issuance of 34,200 shares of Common Stock for cash of $ 6.25 per share on May 31, 2011, net of related expenses	34,200	34	179,992	-	-	180,026
Issuance of 269,680 shares of Common Stock for cash of $ 6.25 per share on July 29, 2011, net of related expenses	269,680	270	1,466,115	-	-	1,466,385
Fair value of warrants with down-round protection issued in connection with Common Stock issuances	-	-	(83,899)	-	-	(83,899)
Stock-based compensation	-	-	378,072		-	378,072
Balance as of December 31, 2011	5,295,543	5,296	13,457,828	22,634	(12,517,519)	968,239

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

 INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (*) (cont.)

	US Dollars (except share data)
	Common Stock			Accumulated other	Deficit accumulated during	Total
	Number of shares	Amount	Additional paid in capital	comprehensive income (loss)	development stage	stockholders equity (deficit)

Balance as of January 1, 2012	5,295,543	5,296	13,457,828	22,634	(12,517,519)	968,239
Loss for the year	-	-	-	-	(2,772,307)	(2,772,307)
Other comprehensive income	-	-	-	(13,709)	-	(13,709)
Issuance of 165,057 shares of Common Stock for cash of $ 7.00 per share on November 19, 2012, net of related expenses	165,057	165	917,014	-	-	917,179
Warrants classified to equity due to the laps of the down-round protection period	-	-	48,007	-	-	48,007
Stock-based compensation	-	-	349,522	-	-	349,522
Balance as of December 31, 2012	5,460,600	5,461	14,772,371	8,925	(15,289,826)	(503,069)

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

 INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (*) (cont.)

	US Dollars (except share data)
	Common Stock			Accumulated other	Deficit accumulated during	Total
	Number of shares	Amount	Additional paid in capital	comprehensive income (loss)	development stage	stockholders equity (deficit)

Balance as of January 1, 2013	5,460,600	5,461	14,772,371	8,925	(15,289,826)	(503,069)
Loss for the period of three months	-	-	-	-	(1,343,595)	(1,343,595)
Other comprehensive income	-	-	-	6,353	-	6,353
Amount classified out of stockholders equity as liabilities and temporary equity with respect to common stock replaced with units comprised of convertible preferred stock and warrants (**)	(165,057)	(165)	(1,155,234)	-	-	(1,155,399)
Stock dividend to certain common stock holders (**)	-	-	358,838	-	(358,838)	-
Warrants issued as consideration for placement services (**)	-	-	723,785	-	-	723,785
Dividend on convertible preferred stock (**)	-	-	-	-	(15,750)	(15,750)
Stock-based compensation	-	-	6,151			6,151
Balance as of March 31, 2013 (unaudited)	5,295,543	5,296	14,705,911	15,278	(17,008,009)	(2,281,524)

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

(**)	See Note 3.

The accompanying notes are an integral part of the consolidated financial statements.

 INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Three month period ended March 31,		Cumulative period from September 30, 2001 (date of inception) through March 31,
	2013	2012	2013(*)
	(unaudited)		(unaudited)
Cash flows from operating activities:
Loss for the period	(1,343,595)	(634,953)	(16,633,421)
Adjustments to reconcile loss for the period to net cash used in operating activities:
Depreciation	7,027	6,497	165,060
Increase in liability for employee rights upon retirement	6,327	9,215	212,793
Stock-based compensation	6,151	94,518	1,586,576
Stock-based interest compensation to convertible notes holders	-	-	1,214,943
Issuance costs allocated to warrants with "down-round" protection (***)	611,060	-	611,060
Changes in the fair value of warrants with round down protection	-	(18,539)	(35,892)
Linkage difference on principal of loans from stockholders (**)	(3,186)	2,383	183,713
Interest on convertible notes	-	-	78,192
Gain on sale of property and equipment	-	-	(912)
Gain from trading marketable securities	-	-	(12,920)
Changes in assets and liabilities:
Decrease (increase) in other current assets	11,687	30,575	(57,730)
Increase in accounts payable	17,848	28,627	139,840
Increase in other current liabilities	41,304	5,872	329,261
Net cash used in operating activities	(645,377)	(475,805)	(12,219,437)
Cash flows from investment activities:
Decrease (increase) in funds in respect of employee rights upon retirement	-	(13,834)	(109,191)
Purchase of property and equipment	(786)	(1,671)	(220,907)
Proceeds from sale of property and equipment	-	-	4,791
Investment in marketable securities	-	-	(388,732)
Proceeds from sale of marketable securities	-	-	406,995
Short-term loan granted to related party, net of repayments	-	-	(14,252)
Net cash used in investment activities	(786)	(15,505)	(321,296)
Cash flows from financing activities
Credit from banking institutions (repayment)	(37,815)	-	(7,685)
Proceeds from issuance of convertible notes	-	-	1,144,000
Repayment of convertible notes	-	-	(527,396)
Proceeds from issuance of Common Stock, net of issuance expenses	-	-	11,323,560
Proceeds allocated to convertible Preferred Stock, net of issuance expenses (***)	3,343,253	-	3,343,253
Proceeds allocated to warrants with "down-round" protection, net of issuance expenses (***)	2,093,745	-	2,093,745
Proceeds from stockholders loans	-	-	347,742
Net cash provided by financing activities	5,399,183	-	17,717,219
Effect of exchange rate changes on cash and cash equivalents	28,909	10,931	148,854
Increase (decrease) in cash and cash equivalents	4,781,929	(480,379)	5,325,340
Cash and cash equivalents at beginning of the period	543,411	1,896,504	-
Cash and cash equivalents at end of the period	5,325,340	1,416,125	5,325,340

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

(***)	See Note 3.

Supplementary information on financing activities not involving cash flows:

Amount of $1,155,399 classified out of stockholders equity as liabilities and temporary equity with respect to common stock replaced with units comprised of convertible preferred stock and warrants (see Note 3).

As of March 31, 2013, other current liabilities included $15,750 in respect of accrued dividend  payable with respect to the convertible preferred stock.

Amount of $358,838 in respect of  stock dividend, charged to deficit accumulated during development stage against additional paid in capital.

Cost of issuance in an amount of $723,785 was the fair value of the warrants issued as consideration for placement services.

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

B.
Going concern uncertainty

Since its incorporation (May 18, 2010), the Company has not had any operations other than those carried out by Integrity Israel.  The development and commercialization of Integrity Israel's product is expected to require substantial expenditures.  Integrity Israel and the Company have not yet generated any revenues from its operations to fund its activities, and therefore they are dependent upon external sources for financing their operations. There can be no assurance that Integrity Israel and the Company will succeed in obtaining the necessary financing to continue their operations.  Since inception, Integrity Israel and the Company have incurred accumulated losses of $17,008,009, and cumulative negative operating cash flow of $12,219,437.  These factors raise substantial doubt about Integrity Israel's and the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  During 2010, the Company raised funds via the issuance of Common Stock (including via the conversion of convertible notes), in a total amount of approximately $4 million (before related expense).  During 2011, the Company raised funds via the issuance of Common Stock in a total amount of approximately $2.4 million (net of related expenses). During 2012, the Company raised a total amount of approximately $1 million (net of related expenses) from the Issuance of Common Stock.

During 2013, the Company raised funds in an approximate amount of $5.4 million (net of related expenses) from the Issuance of units (the “Units”) consisting of shares of the Company’s Series A 5% Convertible Preferred Stock (the “Preferred Stock”) and detachable warrants to purchase shares of the Company’s Common Stock (See Note 3).

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

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to the measurement of the Preferred Stock and warrants with down-round protection and to the going concern assumption.

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

In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the Company’s financial position at March 31, 2013 and the results of its operations and cash flow for the three month period then ended.

Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. For the description of the significant accounting policies refer to the company's annual report on Form 10-K for the year ended December 31, 2012, except for the additional policies described in Notes 2C, 2D, 2E and 2F below, which policies are applied to reflect transactions that occurred in the current interim period. Results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2013.

The consolidated balance sheet as of December 31, 2012 was derived from the audited financial statements as of that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

 INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2      –       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

B.
Fair value of financial instruments

ASC Topic 825-10, "Financial Instruments", defines financial instruments and requires disclosure of the fair value of financial instruments held or issued by the Company. The Company considers the carrying amount of cash and cash equivalents, other current assets, accounts payable and other current liabilities balances, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. The warrants with "down-round" protection represent a derivative liability and therefore are measured and presented in the balance sheets at fair value. The fair value measurement of such financial liability is classified as level 3.

The fair value of the Preferred Stock is not presented, as such measurement is not practicable in a periodic manner. The Preferred Stock is presented as “temporary equity” in the condensed consolidated balance sheet as of March 31, 2013.  See Note 2C below.

The Company did not estimate the fair value of the long-term loans from stockholders which do not bear any interest, since the repayment schedule has not been determined.

C.
Temporary equity

As more fully described in Note 3, in March 2013 the Company issued Preferred Stock which includes a liquidation preference in cash in certain events that are not considered as solely within the control of the company, are presented as temporary equity.

As described in Note 2B, the Preferred Stock was recorded in temporary equity until a complete valuation of the fair value of the Preferred Stock can be completed. Upon initial recognition, the Preferred Stock was measured based on the "residual approach". Accordingly, the amount allocated to the Preferred Stock was based on the total proceeds (including with the gross proceeds received for the issuance of Common Stock that was subsequently replaced with Units – See Note 5A), net of the fair value of the detachable warrants and net of the direct issuance expenses that were allocated to the Preferred Stock.

As the exercise price of the conversion feature (based on the effective conversion rate of the Preferred Stock into Common Stock) was less than the estimated market price of the Company’s Common Stock, it was determined that the conversion feature was not beneficial.

Management assess at each balance date, the probability of redemption. In the event that the redemption will be considered probable, the Company will recognize a liability in an amount equal to the aggregate redemption price of the Preferred Stock. In addition, upon such determination, the difference between the amount that was allocated to the Preferred Stock (after deduction of issuance expenses) and their redemption amount will be accreted over the period from the date that it becomes probable that the instrument will become redeemable to the earliest redemption date.

As described in Note 3,  the amount that was presented as temporary equity in the condensed consolidated balance sheets as of March 31, 2013 was based on a provisional allocation. The Company expects to adjust this amount upon completion of the appraisal of the instruments that were included in the issuance and all the related issuance expenses.

D.
Warrants with “down-round” protection

The Company considered the provisions of ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, with respect to the detachable warrants that were issued to the Unit Purchasers, as described in Note 3 below, and determined that as a result of the “down-round” protection that would adjust the strike price of the warrants to the price at which the Company subsequently issues shares or other equity-linked financial instruments, if that price is less than the original strike price of the warrants, such warrants cannot be considered as indexed to the Company's own stock. Accordingly, the warrants were recognized as derivative liability at their fair value on initial recognition. In subsequent periods, the warrants are marked to market with the changes in fair value recognized as financing expense or income in the consolidated statement of operations. The direct issuance expenses that were allocated to the detachable warrants were expensed as incurred.

As described in Note 3, the amount that was presented as liability in the condensed consolidated balance sheets as of March 31, 2013 was based on provisional allocation. The Company expects to adjust this amount upon completion of the appraisal of the instruments that were included in the issuance and all the related issuance expenses.

 INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2       –      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

E.
Loss per share

Basic loss per share is computed by dividing loss for the period by the weighted average number of shares of Common Stock outstanding during the period. Securities that may participate in dividends with the Common Stock (such as the Preferred Stock) are included in the computation of basic Earning per share (EPS) using the two-class method. However, in periods of net loss such participating securities are not included since the investors do not have a contractual obligation to share in the losses of the Company.

In computing diluted earnings per share, basic earnings per share are adjusted to reflect the potential dilution that could occur upon the exercise of options or warrants issued or granted using the “treasury stock method” and upon the conversion of convertible notes or convertible preferred stock using the "if-converted method", if their effect is dilutive.

F.	Recently issued accounting pronouncements

1.
ASC Topic 220, "Comprehensive Income"

Effective January 1, 2013, the Company adopted Accounting Standard Update No. 2013-02 “Comprehensive Income (Topic 220) “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (ASU 2013-02). ASU 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income.

According to ASU 2013-02, significant items that are required under U.S. GAAP to be reclassified to net income in their entirety shall be presented by the respective line items of net income either on the face of the financial statements or in the footnotes. Items that are not required under U.S. GAAP to be reclassified to net income in their entirety, will be required to be cross-referenced to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The standard became effective, prospectively, for interim and annual periods beginning after December 15, 2012.

The adoption of ASU 2013-02 did not have a material impact on the financial position or results of operations of the Company.

 INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2      –        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

F.	Recently issued accounting pronouncements (cont.)

2.
ASC Topic 210, “Balance Sheet”

Effective January 1, 2013, the Company adopted Accounting Standard Update (ASU) 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11). ASU 2011-11 enhances disclosures about financial instruments and derivative instruments that are either offset in accordance with the Accounting Standards Codification or are subject to an enforceable master netting arrangement or similar agreement.

The amended guidance became effective, in a retrospective manner to all comparative periods presented, for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

The adoption of ASU 2011-11 did not have a material impact on the financial position or results of operations of the Company.

NOTE 3      –        EVENTS DURING THE REPORTED PERIOD

On March 13, 2013, the Company entered into a Securities Purchase Agreement with certain accredited investors (the “Unit Purchasers”) pursuant to which, on March 13, 2013, the Company issued to the Unit Purchasers an aggregate of 6,300 Units, each consisting of (a) one share of Preferred Stock, convertible into shares of Common Stock at an initial conversion price of $5.80 per share, and (b) a Warrant to purchase, at an exercise price of $6.96 per share, up to 100% of the shares of Common Stock issuable upon conversion of such share of Preferred Stock.  The shares of Preferred Stock comprising the Units are convertible into an aggregate of 1,086,178 shares of Common Stock and the Warrants comprising the Units are exercisable for an aggregate of 1,086,178 shares of common stock, in each case subject to adjustment as described below (see below regarding the replacements of common stock for additional 1,155.4 units and see also Note 5A).

After giving effect to the payment of commissions to the placement agent for the offering and the payment of certain offering expenses, the Company received net proceeds from the offering of approximately $5.4 million.

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

Subject to the beneficial ownership limitation described below, holders of Preferred Stock will vote together with the holders of Common Stock on an as-converted basis.  Holders will not be permitted to convert their Preferred Stock if such conversion would cause such holder to beneficially own more than 4.99% of the outstanding number of shares of Common Stock outstanding after giving effect to such conversion (subject to increase to 9.99%, at the option of the holder, upon no less than 61 days prior written notice to the Company) (the “Beneficial Ownership Limitation”).  In addition, no holder may vote any shares of Preferred Stock (on an as converted to Common Stock basis) in excess of the Beneficial Ownership Limitation.

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

The fair value of the Warrants was determined using the Black-Scholes pricing model, assuming a risk free rate of 0.88%, a volatility factor of 96.66%, dividend yields of 0% and an expected life of 5 years.

Pursuant to a placement agent agreement between the Company and Andrew Garrett, Inc., the placement agent for the offering of the Units, at the closing of the sale of the Units the Company paid Andrew Garrett, Inc., as a commission, an amount equal to 7% of the aggregate sales price of the Units, plus 3% of the aggregate sales price as a management fee plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Units (totaling 13% of the gross proceeds).  In addition, pursuant to the placement agent agreement, the Company issued to Andrew Garrett, Inc., as partial consideration for its services as placement agent for the offering, warrants to purchase up to 217,234 shares of common stock. In addition, on may 13, 2013, the Company issued to Andrew Garrett, Inc. warrants to purchase up to an additional 39,537 shares of common stock following the exchange of the shares of common stock issued to the First Closing Purchasers for Units (as described in Note 5A). Half of such warrants are exercisable at an exercise price of $5.80 per share, and the remainder of such warrants are exercisable at any exercise price of $6.96 per share. Such warrants are not subject to the adjustments described above. On that same date, the Company issued to Andrew Garrett, Inc. warrants to purchase an aggregate of 215 shares of common stock at an exercise price of $7.00 per share in partial consideration for its service as placement agent for the First Closing (representing 10% of the shares issued in the First Closing and not exchanged for Units).

In connection with the closing of the issuance and sale of the Units, the Company agreed to exchange the 165,067 shares of Common Stock that were issued on November 19, 2012 in a manner that such investors were issued 1,155.4 units comprised of a) 199,191 convertible preferred stock; and b) warrants to purchase up to 199,191 common shares at an exercise price of US$ 6.96 per share.  The total fair value of such units equals the amount that was originally invested by such investors (US$ 1,155,399).  As a result, the fair value of such financial instruments was classified out of stockholders equity and was presented as temporary equity (convertible preferred stock) and liability (warrant with "down-round" protection), as applicable to each instrument.

The Company agreed with the placement agent for the offering that, following the closing of the sale of the Units, the Company would issue to the holders of the 1,295,535 shares of Common Stock issued by the Company at a price of $6.25 per share pursuant to the Company’s previously completed private placement of Common Stock placement such number of shares of common stock as would reduce the per share purchase price paid by such holders for such shares from $6.25 per share to $5.80 per share, in each case subject to the execution by the holder of a consent to such modification. The issuance of such shares has been accounted for as a stock dividend.

The amount that was presented as temporary equity in the condensed consolidated balance sheets as of March 31, 2013 was based on provisional allocation. The Company expects to adjust this amount upon completion of the appraisal of the instruments that were included in the issuance and all the related issuance expenses.

NOTE 4       –        LOSS PER SHARE

In periods of net loss, basic loss per share is computed by dividing net loss for the period by the weighted average number of shares outstanding during the period.

The loss and the weighted average number of shares used in computing basic and diluted loss per share for the three month period ended march 31, 2013 and 2012 are as follows:

	US dollars
	Three month period ended March 31,
	2013	2012
	(unaudited)
Loss for the period attributable to common stockholders	1,343,595	634,953
Dividend on Preferred Stock	15,750	-
Loss for the period attributable to common stockholders	1,359,345	634,953

	Number of shares
	Three month period ended March 31,
	2013	2012

Number of shares:
Weighted average number of shares used in the computation of basic and diluted earnings per share	5,427,589	5,295,543

Total weighted average number of ordinary shares related to outstanding options and warrants excluded from the calculations of diluted loss per share (*)	3,428,044	600,232

(*)
All outstanding Preferred Stock, options and warrants have been excluded from the calculation of the diluted net loss per share for all the reported periods, since the effect of the shares issuable with respect to the conversion or exercise of these instruments was anti-dilutive.

 INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 5       –      SUBSEQUENT EVENTS

A.
The issuance and sale of the Units constituted the second and final closing of an offering of the Company’s securities in a private placement transaction.  On November 19, 2012, the Company completed the first closing of the offering, pursuant to which it issued and sold an aggregate of 165,057 shares of Common Stock at a price of $7.00 per share to certain accredited investors (the “First Closing Purchasers”).  As a result of the conversion of the offering from an offering of Common Stock to an offering of Units, the Company agreed with the placement agent for the offering that, following the closing of the sale of the Units, the Company would exchange the shares of Common Stock acquired by each First Closing Purchaser in the first closing for such number of Units equal to the aggregate purchase price paid by such First Closing Purchaser in the first closing, divided by $1,000, in each case subject to the execution by the first closing purchaser of a consent to such modification.  Pursuant to this agreement, on May 13, 2013, the Company cancelled 162,907 of the 165,057 shares of common stock issued to the First Closing Purchaser and issued to such purchasers an aggregate of 1,140.35 Units.  These Units include Preferred Stock convertible into an aggregate of 196,597 shares of Common Stock and Warrants exercisable for 196,597 shares of Common Stock.

In connection with the issuance of these additional Units as described above, the Company issued to Andrew Garrett, Inc., the placement agent for the offering, as partial consideration for its services as such, warrants to purchase an aggregate of 39,537 shares of Common Stock, half of which are exercisable at an exercise price of $6.96 per share and the balance are exercisable at $5.80 per share.

B.
On May 14, 2013, the Securities and Exchange Commission declared effective a Registration Statement on Form S-1 registering for resale by the holders thereof an aggregate of 2,824,471 shares of the Company’s Common Stock, consisting of 1,284,925 Shares issuable to certain of the selling stockholders named in the Registration Statement (the “Selling Stockholders”) upon conversion of outstanding shares of the Company’s Preferred Stock, 1,539,546 Shares issuable to certain of the Selling Stockholders upon exercise of outstanding warrants and 2,150 shares of Common Stock previously issued to a Selling Stockholder.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements.  These forward looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects.  All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements regarding our future activities, events or developments, including such things as future revenues, product development, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, projected performance and trends, and other such matters, are forward-looking statements.  The words “believe,” “expect,” “or “anticipate” and other similar words and phrases, are intended to identify forward-looking statements.  The forward-looking statements made in this Quarterly Report on Form 10-Q are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances.  These statements relate only to events as of the date on which the statements are made and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  All of the forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations.  Whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially.  Risks and uncertainties, the occurrence of which could adversely affect our business, include the risks identified under the caption “Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2012 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

The GlucoTrack DF-F has not yet been approved for commercial sale in the United States, the European Union or any other jurisdiction.  There can be no assurance that approval for commercial sale in any jurisdiction will be obtained.  In December 2012, we submitted our CE Mark technical file to DEKRA Certification B.V. (successor by acquisition of Kema), our European notified body, in connection with our application to obtain CE Mark approval for the GlucoTrack DF-F.  In March 2013, we submitted clinical evaluation data to the notified body in further support of our CE Mark application.  If the notified body accepts our technical file and clinical evaluation data as satisfactory, we anticipate receiving CE Mark approval to market and sell the GlucoTrack DF-F glucose monitoring device in certain European Union countries as early as the second quarter of 2013.  We expect to begin clinical trials in the United States by late 2013 or early 2014, if our clinical trial protocol is approved by the U.S. Food and Drug Administration.

We have not yet generated any revenues from our operations and have incurred losses of $17,008,009 from inception through March 31, 2013 and cumulative negative operating cash flow of $12,219,437.  We are dependent upon external sources for financing our operations and there can be no assurance that we will succeed in obtaining the necessary financing to continue our operations.  As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Recent Corporate Developments

Private Placement

On March 13, 2013, we entered into a Securities Purchase Agreement with certain accredited investors (the “Unit Purchasers”) pursuant to which, on March 13, 2013, we issued to the Unit Purchasers an aggregate of 6,300 units (the “Units”), each consisting of (a) one share of the Company’s newly designated Series A 5% Convertible Preferred Stock (the “Preferred Stock”), convertible into shares of our common stock at an initial conversion price of $5.80 per share, and (b) a Warrant to purchase, at an exercise price of $6.96 per share, up to 100% of the shares of common stock issuable upon conversion of such share of Preferred Stock.  The shares of Preferred Stock comprising the Units are convertible into an aggregate of 1,086,178 shares of Common Stock and the Warrants comprising the Units are exercisable for an aggregate of 1,086,178 shares of common stock, in each case subject to adjustment as described below.

The issuance and sale of the Units constituted the second and final closing of an offering of our securities in a private placement transaction.  On November 19, 2012, we completed the first closing of the offering (the “First Closing”), pursuant to which we issued and sold an aggregate of 165,057 shares of common stock at a price of $7.00 per share to certain accredited investors (the “First Closing Purchasers”).  As a result of the conversion of the offering from an offering of common stock to an offering of Units, we agreed with the placement agent for the offering that, following the closing of the sale of the Units, we would exchange the shares of common stock acquired by each First Closing Purchasers in the First Closing for such number of Units equal to the aggregate purchase price paid by such first closing purchaser in the First Closing, divided by $1,000, in each case subject to the execution by the First Closing Purchasers of a consent to such modification.  Pursuant to this agreement, on May 13, 2013, we cancelled 162,907 of the 165,057 shares of common stock issued to the First Closing Purchasers and issued to such purchasers an aggregate of 1,140.35 Units.  Such units include Preferred Stock convertible into an aggregate of 196,597 shares of common stock at a conversion price of $5.80 per share and warrants exercisable for 196,597 shares of common stock at an exercise price of $6.96 per share.

In addition, as previously disclosed, we also agreed with the placement agent for the offering that, following the closing of the sale of the Units, we will issue to the holders of the 1,295,535 shares of common stock issued by us at a price of $6.25 per share pursuant to seven closings of a private placement, which we refer to as the 2011 private placement, held on December 16, 2010, December 30, 2010, January 31, 2011, March 31, 2011, April 29, 2011, May 31, 2011 and July 29, 2011, respectively, such number of shares of common stock as would reduce the per share purchase price paid by such holders for such shares from $6.25 per share to $5.80 per share, in each case subject to the execution by the holder of a consent to such modification.

Pursuant to a placement agent agreement between us and Andrew Garrett, Inc., the placement agent for the offering of the Units, at the closing of the sale of the Units we paid Andrew Garrett, Inc., as a commission, an amount equal to 7% of the aggregate sales price of the Units, plus 3% of the aggregate sales price as a management fee plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Units.  In addition, pursuant to the placement agent agreement, we issued to Andrew Garrett, Inc., as partial consideration for its services as placement agent for the offering, warrants to purchase up to 256,556 shares of common stock.  Half of such warrants are (or, when issued, will be) exercisable at an exercise price of $5.80 per share, and the remainder of such warrants are (or, when issued, will be) exercisable at an exercise price of $6.96 per share.  In addition, on May 13, 2013, we issued to Andrew Garrett, Inc. warrants to purchase an aggregate of 215 shares of common stock at an exercise price of $7.00 per share in partial consideration for its service as placement agent for the First Closing (representing 10% of the shares issued in the First Closing and not exchanged for Units).

Historical Note

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

Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2012.  Our management believes that, as for the financial statements for the periods included in this report, the going concern assessment and the measurement of the Preferred Stock and Warrants with Down-Round Protection are critical accounting policies (see Notes 2C-2F in the Condensed Consolidated Financial Statements as of March 31, 2013). However, due to the early stage of operations of the Company, there are no other accounting policies that are considered to be critical accounting policies by management.

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

Effective January 1, 2013, the Company adopted Accounting Standard Update No. 2013-02 “Comprehensive Income (Topic 220) “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (ASU 2013-02). ASU 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income.

According to ASU 2013-02, significant items that are required under U.S. GAAP to be reclassified to net income in their entirety shall be presented by the respective line items of net income either on the face of the financial statements or in the footnotes. Items that are not required under U.S. GAAP to be reclassified to net income in their entirety, will be required to be cross-referenced to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The standard became effective, prospectively, for interim and annual periods beginning after December 15, 2012.

The adoption of ASU 2013-02 did not have a material impact on the financial position or results of operations of the Company.

2.	ASC Topic 210, “Balance Sheet”

Effective January 1, 2013, the Company adopted Accounting Standard Update (ASU) 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11). ASU 2011-11 enhances disclosures about financial instruments and derivative instruments that are either offset in accordance with the Accounting Standards Codification or are subject to an enforceable master netting arrangement or similar agreement.

The amended guidance became effective, in a retrospective manner to all comparative periods presented, for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

The adoption of ASU 2011-11 did not have a material impact on the financial position or results of operations of the Company.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues

We did not have any revenues during the three months ended March 31, 2013 and 2012, as we have not yet commercialized our GlucoTrack product candidate.

Research and Development Expenses

Research and development expenses were $504,245 for the three months ended March 31, 2013, as compared to $445,066 for the prior-year period. The increase is primarily attributable to an increase in employee salaries as a result of the hiring of additional employees, including a quality assurance manager.  Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, travel expenses, clinical trials and other expenses.  We expect research and development expenses to increase in 2013 and beyond in connection with our efforts to seek regulatory approval to market and sell the GlucoTrack DF-F (including Post Market Clinical Follow-up (PMCF) trials); subject to the receipt of regulatory approval, commence the marketing, sale and manufacture of the GlucoTrack DF-F; and develop a new model of the GlucoTrack (including clinical trials for that purpose).

General and Administrative Expenses

General and administrative expenses were $183,759 for the three months ended March 31, 2013, as compared to $202,935 for the prior-year period.  The decrease is primarily attributable to a decrease in professional services expenses, which were higher during the three months ended March 31, 2012 as a result of the legal fees incurred in connection with patents registrations as well as public relations services.  General and administrative expenses consist primarily of professional services, salaries and other related expenses for executive, finance and administrative personnel, including stock-based compensation expense. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services.  We expect general and administrative expenses to increase in 2013 and beyond as we incur increased costs to comply with the reporting and other obligations applicable to public reporting companies and, subject to regulatory approval, market, sell and manufacture the GlucoTrack DF-F (including post-market clinical follow-up studies).

Financing (Income) Expense, net

Financing expense, net was $655,771 for the three months ended March 31, 2013, as compared to ($13,048) for the prior-year period.  The increase in financing expense is primarily attributable to an increase of $611,060 in the fair value of warrants with down-round protection, and an increase of $15,750 in respect of dividend on convertible preferred stock and an increase in foreign exchange loss for balances denominated in New Israeli Shekels and an increase in linkage difference on principal of loans from shareholders.

Net Loss

Net loss was $1,343,595 for the three months ended March 31, 2013, as compared to $634,953 for the prior-year period.  The increase is primarily attributable to an increase of $611,060 in the fair value of warrants with down-round protection and an increase of $15,750 in respect of dividend on convertible preferred stock.

Liquidity and Capital Resources

We currently have limited liquidity.  As of December 31, 2012, cash on hand was approximately $0.5 million.  On March 13, 2013, we received gross proceeds of $6.3 million from the sale of the Units.  After giving effect to the payment of commissions to the placement agent for the offering and the payment of certain offering expenses, we received net proceeds of approximately $5.3 million from the sale of the Units.  As of May 20, 2013 we have approximately $4.8 million cash on hand.    Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents will enable us to operate for a period of approximately 20 months from the date of this Quarterly Report on Form 10-Q.  In order to fund our anticipated liquidity needs beyond such 20 month period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need to raise additional capital.

As of December 31, 2012, we had NIS 300,000 (approximately $80,000 at the rate of that date) available for borrowing under our line of credit with Bank HaPoalim.  Borrowings under the line of credit are secured by our funds on deposit with the bank at the time of borrowing, which generally must be sufficient to cover the principal amount of the borrowings in full.  As of May 20, 2013, we do not have any borrowings outstanding under the line of credit.

Integrity Israel is party to a loan and investment agreement dated February 18, 2003 with Y.H. Dimri Holdings (“Dimri”) pursuant to which Dimri loaned Integrity Israel a principal amount of NIS 1,440,000 ($395,822 based on an exchange rate of $3.638 NIS/dollar as of May 14, 2013), subject to linkage differences in Israel. In addition, Messrs. Avner Gal and Zvi Cohen collectively loaned Integrity Israel NIS 176,000 ($48,378 based on the same exchange rate) in May 15, 2002 pursuant to a board approval.  Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned Integrity Israel $75,000 on March 16, 2004.  These loans, in addition to the loan from Dimri mentioned above, are not to be repaid until the first year in which we realize profits in our annual income statement (accounting profit).  At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales after deduction of VAT in the relevant quarter, beginning on the quarter following the first year in which we realize profits in our annual income statement.  The total amount to be repaid by us to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to us, plus an amount equal to the product of the amount of each payment made by us in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment.  However, notwithstanding the above-mentioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital. The Israeli Consumer Price Index was 177.6386, 178.5793 and 182.3521 as of the dates of the Gal/Cohen loan, Dimri loan and the Tarlovsky/Fisher/Kugler Loan, respectively.  The Israeli Consumer Price Index as of March 31, 2013 was 220.9.  Our board of directors is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

Integrity Israel is committed to pay royalties to the Office of the Chief Scientist of the State of Israel (the “OCS”) on the proceeds from the sale of our systems resulting from research and development projects for which the OCS provided a grant.  During the first three years of sales, we are required to pay royalties of 3% of the sales of such products.  In the fourth, fifth and sixth years of sales, we are required to pay royalties of 4% of such sales and from the seventh year on we are required to pay royalties of 5% of such sales, in all cases up to 100% of the amount of grants received by Integrity Israel from the OCS plus interest at LIBOR. We do not have any other future performance obligations related to the OCS grants. As of the date of this prospectus, the contingent liabilities with respect to OCS grants subject to repayment under these royalty agreements equaled NIS 420,000 ($115,448 at the exchange rate of $3.638 NIS/dollar in effect as of May 14, 2013), not including interest.

Net Cash Used in Operating Activities for the Three Month Periods Ended March 31, 2013and March 31, 2012

Net cash used in operating activities was $645,377 and $475,805 for the three month periods ended March 31, 2013 and 2012, respectively.  Net cash used in operating activities primarily reflects the net loss for those periods of $1,343,595 and $634,953 respectively, which was reduced by the of increase of $611,060 in issuance costs allocated to the warrants with down-round protection and  in part by stock-based compensation of $6,151 and $94,518, respectively, the increase of the liability for employee rights upon retirement of $6,327 and $9,215 respectively and by cash provided due to the adjustment to the net loss and changes in operating assets and liabilities in the amounts of $70,839 and $65,074 respectively.

Net Cash Used in Investing Activities for the Three Month Periods Ended March 31, 2013 and March 31, 2012

Net cash used in investing activities was $786 and $15,105 for the three month periods ended March 31, 2013 and 2012, respectively, and was used primarily to purchase equipment (such as computers, R&D and office equipment) in the first quarter of 2013 and the prior year period, and fund deposits in respect of employees rights upon retirement in the first quarter of 2012.

Net Cash Provided by Financing Activities for the Three Month Periods Ended March 31, 2013 and March 31, 2012

Net cash provided by financing activities was $5,399,183 and $0 for the three month periods ended March 31, 2013 and 2012, respectively.  Net cash provided by financing activities in the first quarter of 2013 reflects the proceeds of $3,343,253, net of issuance expenses allocated to the Preferred Stock issued as part of the Units and the proceeds of $2,093,745, net of issuance expenses, allocated to the warrants issued as part of the Units, offset by the payment of $37,815 in repayment of outstanding balances under our line of credit with Bank HaPoalim.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II - OTHER INFORMATION

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

On March 13, 2013, we entered into a Securities Purchase Agreement with the Unit Purchasers pursuant to which, on March 13, 2013, we issued and sold to the Unit Purchasers an aggregate of 6,300 Units, each consisting of (a) one share of Preferred Stock and (b) a Warrant to purchase, at an exercise price of $6.96 per share, up to 100% of the shares of common stock issuable upon conversion of such share of Preferred Stock.  The shares of Preferred Stock comprising the Units are convertible into an aggregate of 1,086,178 shares of our common stock and the Warrants comprising the Units are exercisable for an aggregate of 1,086,178 shares of our common stock, in each case subject to adjustment as described below.

As a result of the conversion of the offering from an offering of common stock to an offering of Units, we agreed with the placement agent for the offering that, following the closing of the sale of the Units, we would exchange the shares of common stock acquired by each First Closing Purchaser in the first closing for such number of Units equal to the aggregate purchase price paid by such First Closing Purchaser in the first closing, divided by $1,000, in each case subject to the execution by the First Closing Purchaser of a consent to such modification.  Pursuant to this agreement, on May 13, 2013, we cancelled 162,907 of the 165,057 shares of common stock issued to the First Closing Purchasers and issued to such purchasers an aggregate of 1,140.35 Units.  Such units include Preferred Stock convertible into an aggregate of 196,597 shares of common stock at a conversion price of $5.80 per share and warrants exercisable for 196,597 shares of common stock at an exercise price of $6.96 per share.

In addition, we also agreed with the placement agent for the offering that, following the closing of the sale of the Units, we will issue to the holders of the 1,295,535 shares of common stock issued by us at a price of $6.25 per share pursuant to the Previous Private Placement such number of shares of Common Stock as would reduce the per share purchase price paid by such holders for such shares from $6.25 per share to $5.80 per share, in each case subject to the execution by the holder of a consent to such modification.

Pursuant to a placement agent agreement between us and Andrew Garrett, Inc., the placement agent for the offering of the Units, at the closing of the sale of the Units we paid Andrew Garrett, Inc., as a commission, an amount equal to 7% of the aggregate sales price of the Units, plus 3% of the aggregate sales price as a management fee plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the units.  In addition, pursuant to the placement agent agreement, we issued to Andrew Garrett, Inc., as partial consideration for its services as placement agent for the offering, warrants to purchase up to 217,234 shares of common stock.  Half of such warrants are (or, when issued, will be) exercisable at an exercise price of $5.80 per share, and the remainder of such warrants are (or, when issued, will be) exercisable at an exercise price of $6.96 per share.  On May 13, 2013, we issued to Andrew Garrett, Inc. warrants to purchase an aggregate of 39,537 shares of common stock with respect to the exchange of the shares of common stock issued to the First Closing Purchasers and exchanged for Units as described above.  Half of such warrants are (or, when issued, will be) exercisable at an exercise price of $5.80 per share, and the remainder of such warrants are (or, when issued, will be) exercisable at an exercise price of $6.96 per share.  On the same date, we issued to Andrew Garrett warrants to purchase an aggregate of 215 shares of common stock at an exercise price of $7.00 per share in partial consideration for its service as placement agent for the First Closing (representing 10% of the shares issued in the First Closing and not exchanged for Units).

Subject to the ownership limitation described in the following paragraph, the Preferred Stock is convertible at the option of the holder at any time and from time to time into shares of common stock at a conversion price of $5.80 per share.  The conversion price of the Preferred Stock is subject to adjustment for certain issuances of common stock or other securities of the Company at an effective price per share that is lower than the conversion price then in effect, as well as for stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders.  The Warrants have a five-year term commencing on March 13, 2013 and ending on March 13, 2018.  Until the end of the term, the Warrants will be exercisable at any time and from time to time at an exercise price of $6.96 per share (subject to the ownership limitation described in the following paragraph).  The Warrants contain adjustment provisions substantially similar to those to the adjustment provisions of the Preferred Stock.

Holders will not be permitted to convert their Preferred Stock exercise their Warrants, as applicable, to the extent that such conversion would cause such holder to beneficially own more than 4.99% of the outstanding number of shares of our common stock after giving effect to such conversion or exercise, as applicable (subject to increase to 9.99%, at the option of the holder, upon no less than 61 days prior written notice to the Company).

The issuance and sale of the Units and warrants described above completed without registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.  The Units and warrants were offered only to “accredited investors,” as such term is defined under the Securities Act, and were not offered pursuant to a general solicitation.

Item 6.                      Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
3.3	Certificate of Designation of Preferences and Rights of Series A 5% Convertible Preferred Stock (2)
3.4	Bylaws of Integrity Applications, Inc. (1)
4.1	Form of Securities Purchase Agreement (2)
4.2	Form of Common Stock Purchase Warrant (2)
4.3	Form of Registration Rights Agreement (2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (3)
101.SCH	XBRL Schema Document (3)
101.CAL	XBRL Calculation Linkbase Document (3)
101.LAB	XBRL Label Linkbase Document (3)
101.PRE	XBRL Presentation Linkbase Document (3)
101.DEF	XBRL Definition Linkbase Document (3)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on August 22, 2011, which exhibit is incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 18, 2013, which exhibit is incorporated herein by reference.
(3)
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

Dated:  May 20, 2013

INTEGRITY APPLICATIONS, INC.

By:	/s/ Avner Gal
Name:	Avner Gal
Title:	Chairman of the Board and Chief Executive Officer

By:	/s/Jacob Bar-Shalom
Name:	Jacob Bar-Shalom
Title:	Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
3.3	Certificate of Designation of Preferences and Rights of Series A 5% Convertible Preferred Stock (2)
3.4	Bylaws of Integrity Applications, Inc. (1)
4.1	Form of Securities Purchase Agreement (2)
4.2	Form of Common Stock Purchase Warrant (2)
4.3	Form of Registration Rights Agreement (2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (3)
101.SCH	XBRL Schema Document (3)
101.CAL	XBRL Calculation Linkbase Document (3)
101.LAB	XBRL Label Linkbase Document (3)
101.PRE	XBRL Presentation Linkbase Document (3)
101.DEF	XBRL Definition Linkbase Document (3)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on August 22, 2011, which exhibit is incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 18, 2013, which exhibit is incorporated herein by reference.
(3)
Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.