Form 10-Q
period 2013-06-30
Integrity Applications, Inc.
filed 2013-08-19
CIK 1506983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

As of August 13, 2013, 5,297,693 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

INTEGRITY APPLICATIONS, INC.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

Condensed Consolidated Interim Financial Statements
as of June 30, 2013 (Unaudited)

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

Condensed Consolidated Financial Statements
as of June 30, 2013 (Unaudited)

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	June 30,	December 31,
	2013	2012
	(unaudited)	(audited)
A S S E T S
Current Assets
Cash and cash equivalents	4,321,274	543,411
Other current assets	78,428	81,472
Total current assets	4,399,702	624,883

Property and Equipment, Net	91,911	70,200

Funds in Respect of Employee Rights Upon Retirement	166,127	119,488
Total assets	4,657,740	814,571
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Credit from banking institutions	-	37,427
Accounts payable	174,924	122,537
Other current liabilities	373,770	297,989
Total current liabilities	548,694	457,953

Long-Term Liabilities
Long-Term Loans from Stockholders	662,329	630,575
Liability for Employee Rights Upon Retirement	236,504	229,112
Warrants with Down-Round Protection	1,896,820	-
Total long-term liabilities	2,795,653	859,687
Total liabilities	3,344,347	1,317,640

Temporary Equity
Convertible Preferred Stock of US$ 0.001 par value ("Preferred Stock"):
10,000,000 shares authorized as of June 30, 2013 and December 31, 2012, respectively; issued and outstanding 7,440 shares as of June 30, 2013 and 0 shares as of December 31, 2012	4,385,745	-
Stockholders' Equity (Deficit)
Common Stock of US$ 0.001 par value ("Common Stock"):
40,000,000 shares authorized as of June 30, 2013 and December 31, 2012; issued and outstanding 5,297,693 shares and 5,460,600 shares as of June 30, 2013 and December 31, 2012, respectively	5,298	5,461
Additional paid in capital	14,485,725	14,772,371
Accumulated other comprehensive income	27,725	8,925
Deficit accumulated during the development stage	(17,591,100)	(15,289,826)
Total stockholders' deficit	(3,072,352)	(503,069)
Total liabilities, temporary equity and stockholders’ deficit	4,657,740	814,571

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars
	Six month period ended June 30,			Three month period ended June 30,		Cumulative period from September 30, 2001 (date of inception) through June 30,
	2013		2012	2013	2012	2013(*)
	(unaudited)			(unaudited)		(unaudited)
Research and development expenses, net	965,548		953,528	461,303	508,462	11,441,952
General and administrative expenses	554,070		448,548	370,491	245,613	3,568,712
Other income	-		-	-	-	(912)
Operating loss	1,519,618		1,402,076	831,794	754,075	15,009,752
Financing expenses (income), net	400,574	(**)	(29,665)	(255,197)	(16,617)	2,200,266
Loss for the period	1,920,192		1,372,411	576,597	737,458	17,210,018
Other comprehensive (income) loss:
Foreign currency translation adjustment	18,800		(21,143)	12,447	(32,704)	27,725

Comprehensive loss for the period	1,938,992		1,351,268	589,044	704,754	17,237,743

Loss per share for the period attributable to common stockholders (Basic and Diluted) (Note 4)	0.38		0.26	0.13	0.14

Weighted average number of shares outstanding (Basic and Diluted) (Note 4)	5,363,302		5,295,543	5,297,693	5,295,543

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

(**)	Including issuance costs in an amount of US$ 390,928 allocated to the warrants with "down-round" protection. (See Note 3).

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

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (*) (cont.)

	US Dollars (except share data)
	Common Stock			Accumulated other comprehensive loss	Deficit accumulated during development stage	Total stockholders equity (deficit)
	Number of shares	Amount	Additional paid in capital

Balance as of January 1, 2011	4,844,575	4,845	10,762,892	(16,418)	(10,153,180)	598,139
Loss for the year	-	-	-	-	(2,364,339)	(2,364,339)
Other comprehensive income	-	-	-	39,052	-	39,052
Issuance of 16,320 shares of Common Stock for cash of $ 6.25 per share on January 31, 2011, net of related expenses	16,320	16	83,164	-	-	83,180
Issuance of 90,768 shares of Common Stock for cash of $ 6.25 per share on March 31, 2011, net of related expenses	90,768	91	479,810	-	-	479,901
Issuance of 40,000 shares of Common Stock for cash of $ 6.25 per share on April 29, 2011, net of related expenses	40,000	40	191,682	-	-	191,722
Issuance of 34,200 shares of Common Stock for cash of $ 6.25 per share on May 31, 2011, net of related expenses	34,200	34	179,992	-	-	180,026
Issuance of 269,680 shares of Common Stock for cash of $ 6.25 per share on July 29, 2011, net of related expenses	269,680	270	1,466,115	-	-	1,466,385
Fair value of warrants with down-round protection issued in connection with Common Stock issuances	-	-	(83,899)	-	-	(83,899)
Stock-based compensation	-	-	378,072		-	378,072
Balance as of December 31, 2011	5,295,543	5,296	13,457,828	22,634	(12,517,519)	968,239

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (*) (cont.)

	US Dollars (except share data)
	Common Stock			Accumulated other comprehensive income (loss)	Deficit accumulated during development stage	Total stockholders equity (deficit)
	Number of shares	Amount	Additional paid in capital

Balance as of January 1, 2012	5,295,543	5,296	13,457,828	22,634	(12,517,519)	968,239
Loss for the year	-	-	-	-	(2,772,307)	(2,772,307)
Other comprehensive loss	-	-	-	(13,709)	-	(13,709)
Issuance of 165,057 shares of Common Stock for cash of $ 7.00 per share on November 19, 2012, net of related expenses	165,057	165	917,014	-	-	917,179
Warrants classified to equity due to the laps of the down-round protection period	-	-	48,007	-	-	48,007
Stock-based compensation	-	-	349,522	-	-	349,522
Balance as of December 31, 2012	5,460,600	5,461	14,772,371	8,925	(15,289,826)	(503,069)

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (*) (cont.)

	US Dollars (except share data)
	Common Stock			Accumulated other comprehensive income (loss)	Deficit accumulated during development stage	Total stockholders equity (deficit)
	Number of shares	Amount	Additional paid in capital

Balance as of January 1, 2013	5,460,600	5,461	14,772,371	8,925	(15,289,826)	(503,069)
Loss for the six months period	-	-	-	-	(1,920,192)	(1,920,192)
Other comprehensive income	-	-	-	18,800	-	18,800
Amount classified out of stockholders equity and presented as liability and temporary equity with respect to Common Stock replaced with units comprised of convertible preferred stock and warrants (**)	(162,907)	(163)	(1,140,186)	-	-	(1,140,349)
Stock dividend to certain Common Stock holders (**)	-	-	278,263	-	(278,263)	-
Warrants issued as consideration for placement services (**)	-	-	562,805	-	-	562,805
Dividend on convertible preferred stock (**)	-	-	-	-	(102,819)	(102,819)
Stock-based compensation			12,472	-	-	12,472
Balance as of June 30, 2013 (unaudited)	5,297,693	5,298	14,485,725	27,725	(17,591,100)	(3,072,352)

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

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Six month period ended June 30,		Cumulative period from September 30, 2001 (date of inception) through June 30,
	2013	2012	2013(*)
	(unaudited)		(unaudited)
Cash flows from operating activities:
Loss for the period	(1,920,192)	(1,372,411)	(17,210,018)
Adjustments to reconcile loss for the period to net cash used in operating activities:
Depreciation	14,724	12,741	172,757
Increase (decrease) in liability for employee rights upon retirement	108	(5,945)	206,573
Stock-based compensation	12,472	197,237	1,592,897
Stock-based interest compensation to convertible notes holders	-	-	1,214,943
Issuance costs allocated to warrants with "down-round" protection (***)	390,928	-	390,928
Changes in the fair value of warrants with round down protection	(68,643)	(43,051)	(104,535)
Linkage difference on principal of loans from stockholders (**)	11,567	5,869	198,465
Interest on convertible notes	-	-	78,192
Gain on sale of property and equipment	-	-	(912)
Gain from trading marketable securities	-	-	(12,920)
Changes in assets and liabilities:
Decrease (increase) in other current assets	6,526	(8,121)	(62,892)
Increase in accounts payable	49,577	67,012	171,569
Increase in other current liabilities	(19,194)	22,694	268,766
Net cash used in operating activities	(1,522,127)	(1,123,975)	(13,096,187)
Cash flows from investment activities:
Decrease (increase) in funds in respect of employee rights upon retirement	(42,313)	(6,470)	(151,505)
Purchase of property and equipment	(33,963)	(3,516)	(254,083)
Proceeds from sale of property and equipment	-	-	4,791
Investment in marketable securities	-	-	(388,732)
Proceeds from sale of marketable securities	-	-	406,995
Short-term loan granted to related party, net of repayments	-	-	(14,252)
Net cash used in investment activities	(76,276)	(9,986)	(396,786)
Cash flows from financing activities
Credit from banking institutions (repayment)	(38,140)	-	(8,010)
Proceeds from issuance of convertible notes	-	-	1,144,000
Repayment of convertible notes	-	-	(527,396)
Proceeds from issuance of Common Stock, net of issuance expenses	-	-	11,323,559
Dividend to Preferred stockholders	(15,750)	-	(15,750)
Proceeds allocated to convertible Preferred Stock, net of issuance expenses (***)	3,960,958	-	3,960,958
Proceeds allocated to warrants with "down-round" protection, net of issuance expenses (***)	1,421,983	-	1,421,983
Proceeds from stockholders loans	-	-	347,742
Net cash provided by financing activities	5,329,051	-	17,647,086
Effect of exchange rate changes on cash and cash equivalents	47,215	(4,176)	167,161
Increase (decrease) in cash and cash equivalents	3,777,863	(1,138,137)	4,321,274
Cash and cash equivalents at beginning of the period	543,411	1,896,504	-
Cash and cash equivalents at end of the period	4,321,274	758,367	4,321,274

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

Supplementary information on financing activities not involving cash flows:

In the six month period ended June 30, 2013, an amount of $1,140,186 was classified out of stockholders equity as liabilities and temporary equity with respect to Common Stock replaced with units comprised of convertible preferred stock and warrants (see Note 3).

As of June 30, 2013, other current liabilities included $87,069 in respect of accrued dividend payable with respect to the convertible preferred stock.

$278,263, representing the fair value of the shares of Common Stock issued to certain stockholders and accounted for as a stock dividend, was charged to “deficit accumulated during development stage” against “additional paid in capital” in the condensed statements of changes in stockholders' equity. $562,805, representing the fair value of warrants issued as consideration for placement services, and accordingly were considered as part of the issuance costs of the units, were accounted for as additional paid-in capital in the condensed statements of changes in stockholders' equity.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	–	GENERAL

A.
Integrity Applications, Inc. (the "Company") was incorporated on May 18, 2010, under the laws of the State of Delaware.  On July 15, 2010, Integrity Acquisition Corp. Ltd. (hereinafter: "Integrity Acquisition"), a wholly owned Israeli subsidiary of the Company that was established on May 23, 2010, completed a merger with A.D. Integrity Applications Ltd. (hereinafter: "Integrity Israel"), an Israeli corporation that was previously held by the stockholders of the Company.  Pursuant to the merger, all stockholders, option holders and warrant holders of Integrity Israel received an equal number of shares, options and warrants of the Company, as applicable, in exchange for their shares, options and/or warrants in Integrity Israel.  Following the merger, Integrity Israel remained a wholly-owned subsidiary of the Company.  As the merger transaction constituted a structural reorganization, the merger has been accounted for at historical cost in a manner similar to a pooling of interests.  On this basis, stockholders’ equity has been retroactively restated such that each ordinary share of Integrity Israel is reflected in stockholders' equity as a share of Common Stock of the Company as of the date of the issuance thereof by Integrity Israel.  In addition, the historical financial statements of the Company for all dates prior to May 18, 2010 have been retroactively restated to reflect the activities of Integrity Israel.

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

B.
Going concern uncertainty

Since its incorporation (May 18, 2010), the Company has not had any operations other than those carried out by Integrity Israel.  The development and commercialization of Integrity Israel's product is expected to require substantial expenditures.  Integrity Israel and the Company have not yet generated any revenues from their operations to fund their activities, and therefore they are dependent upon external sources for financing their operations. There can be no assurance that Integrity Israel and the Company will succeed in obtaining the necessary financing to continue their operations.
Since inception, Integrity Israel and the Company have incurred an accumulated losses of $ 17,591,100, and cumulative negative operating cash flow of $ 13,096,187.  These factors raise substantial doubt about Integrity Israel's and the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  During 2010, the Company raised funds via the issuance of Common Stock (including via the conversion of convertible notes), in a total amount of approximately $ 4 million (before related expense).  During 2011, the Company raised funds via the issuance of Common Stock in a total amount of approximately $ 2.4 million (net of related expenses). During 2012, the Company raised a total amount of approximately $ 1 million (net of related expenses) from the issuance of Common Stock.

During 2013, the Company raised funds in an approximate amount of $5.4 million (net of related cash expenses) from the Issuance of units (the "Units") consisting of shares of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”) and detachable warrants to purchase shares of the Company’s Common Stock (See Note 3).

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company

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

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to the allocation of the units proceeds and the related issuance costs to the convertible preferred stock and warrants with down-round protection and to the going concern assumption.

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

In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the Company’s financial position at June 30, 2013 and the results of its operations and cash flow for each of the six and three month periods then ended.

Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. For a description of the significant accounting policies, other than the additional policies described in paragraphs C-E below, which policies applied to reflect transactions that occurred in the current six month interim period ended June 30, 2013, refer to the Company's annual report on Form 10-K for the year ended December 31, 2012.  Results of operations for the six and three month periods ended June 30, 2013 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2013.

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
(A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

B.
Fair value of financial instruments

ASC Topic 825-10, "Financial Instruments" defines financial instruments and requires disclosure of the fair value of financial instruments held or issued by the Company. The Company considers the carrying amount of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities balances, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. The warrants with "down-round" protection represent a derivative liability and therefore are measured and presented in the balance sheets at fair value. The fair value measurement of such financial liability is classified as level 3.

The Company did not estimate the fair value of the long-term loans from stockholders which do not bear any interest, since the repayment schedule has not been determined.

C.
Temporary equity

As more fully described in Note 3, in March 2013 the Company issued convertible Preferred Stock which provide a liquidation preference for the benefit of the holders of such Preferred Stock upon the occurrence of certain events, some of which are not within the Company’s control.  Accordingly, the convertible Preferred Stock is presented as temporary equity.

Upon initial recognition, the Preferred Stock was measured based on the "residual approach". Accordingly, the amount allocated to the Preferred Stock was based on the gross proceeds (including the gross proceeds to the Company from the issuance of Common Stock that was subsequently replaced with Units – See Note 3), net of the fair value of the detachable warrants and net of the direct issuance expenses that were allocated to the Preferred Stock.

As the exercise price of the conversion feature (based on the effective conversion rate of the Preferred Stock into Common Stock) was higher than the estimated fair value of the Company’s Common Stock, it was determined that the conversion feature was not beneficial.

On each balance sheet date, the Company’s management will assess the probability of redemption of the Preferred Stock. In the event that management determines such redemption to be probable as of an applicable balance sheet date, the Company will recognize a liability in an amount equal to the aggregate redemption price of the Preferred Stock. In addition, upon such determination, the difference between the amount that was allocated to the Preferred Stock (after deduction of issuance expenses) and such redemption amount will be accreted over the period from the date that it becomes probable that the instrument will become redeemable to the earliest redemption date.

As of March 31, 2013, the amount allocated to the Preferred Stock that was presented as temporary equity, and to the detachable warrants (presented as a derivative liability) that were included in the Units and their respective issuance costs were calculated based on a provisional allocation. During the second quarter of fiscal year 2013, the Company completed the allocation and recorded an adjustment to the amounts previously presented.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

C.
Temporary equity (cont.)

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The Company has determined its derivative warrant liability to be a Level 3 fair value measurement and has used the Black—Scholes pricing model to calculate the fair value as of June 30, 2013. The Black—Scholes model requires six basic data inputs: the exercise or strike price, the time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Because the warrants contain a price protection feature see Note 2D and Note 3), the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations. The key inputs used in the June 30, 2013 fair value calculations were as follows:

June 30, 2013
Dividend yield (%)	1
Expected volatility (%) (*)	96.66
Risk free interest rate (%)	0.9
Expected term of options (years) (**)	5
Exercise price (US dollars)	6.96
Common Stock Share price (US dollars) (***)	2.77
Fair value of Preferred Share (US dollars)	4.27
Fair value of Detachable Warrant	1.53

(*)	Due to the low trading volume of the Company’s Common Stock, the expected volatility was based on the historic volatility of public companies which operate in the same industry sector.

(**)
Due to the fact that the Company does not have sufficient historical exercise data, the expected term was determined based on the "simplified method" in accordance with Staff Accounting Bulletin No. 110.

(***)	The fair value per share of the Company’s Common Stock was based on an external appraisal of the Common Stock.

D.
Warrants with “down-round” protection

The Company considered the provisions of ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”, with respect to the detachable warrants that were issued to the Unit Purchasers, as described in Note 3, and determined that as a result of the “down round” protection that would adjust the exercise price of the warrants to the price at which the Company subsequently issues shares or other equity-linked financial instruments, if that price is less than the original exercise price of the warrants, such warrants cannot be considered as indexed to the Company's own stock. Accordingly, the warrants were recognized as derivative liability at their fair value on initial recognition. In subsequent periods, the warrants are marked to market with the changes in fair value recognized as financing expense or income in the consolidated statement of operations. The direct issuance expenses that were allocated to the detachable warrants were expensed as incurred. (See Note 2C above).

E.
Loss per share

Basic loss per share is computed by dividing loss for the period by the weighted average number of common shares outstanding during the period. Securities that may participate in dividends with the Common Stock (such as the convertible Preferred Stock) are included in the computation of basic earnings per share (EPS) using the two-class method. However, in periods of net loss such participating securities are not included since the holders of such securities do not have a contractual obligation to share in the losses of the company.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

E.
Loss per share (cont.)

In computing diluted earnings per share, basic earnings per share are adjusted to reflect the potential dilution that could occur upon the exercise of options or warrants issued or granted using the “treasury stock method” and upon the conversion of convertible notes or convertible preferred stock using the "if-converted method," if their effect is dilutive.

F.	Recently issued accounting pronouncements

1.	ASC Topic 220, "Comprehensive Income"

Effective January 1, 2013, the Company adopted Accounting Standard Update No. 2013-02 “Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (ASU 2013-02). ASU 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income.

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

On March 13, 2013, the Company entered into a Securities Purchase Agreement with certain accredited investors (the “Unit Purchasers”) pursuant to which, on March 13, 2013, the Company issued to the Unit Purchasers an aggregate of 6,300 Units, each consisting of (a) one share of the Company’s newly designated Series A 5% convertible Preferred Stock (the “Preferred Stock”), convertible into shares of Common Stock at an initial conversion price of $5.80 per share, and (b) a Warrant to purchase, at an exercise price of $6.96 per share, up to 100% of the shares of Common Stock issuable upon conversion of such share of Preferred Stock.  The shares of Preferred Stock comprising the Units are convertible into an aggregate of 1,086,178 shares of Common Stock and the Warrants comprising the Units are exercisable into an aggregate of 1,086,178 shares of Common Stock, in each case subject to adjustment as described below.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3	–	EVENTS DURING THE REPORTED PERIOD (cont.)

After giving effect to the payment of commissions to the placement agent for the offering and the payment of certain offering expenses, the Company received net proceeds from the offering of approximately $5.4 million.

The issuance and sale of the Units constituted the second and final closing of an offering of the Company’s securities in a private placement transaction.  On November 19, 2012, the Company completed the first closing of the offering, pursuant to which it issued and sold an aggregate of 165,057 shares of Common Stock at a price of $7.00 per share to certain accredited investors (the “First Closing Purchasers”).  As a result of the conversion of the offering from an offering of Common Stock to an offering of Units, the Company agreed with the placement agent for the offering that, following the closing of the sale of the Units, the Company would exchange the shares of Common Stock acquired by each First Closing Purchaser in the first closing for such number of Units equal to the aggregate purchase price paid by such First Closing Purchaser in the first closing, divided by $1,000, in each case subject to the execution by the First Closing Purchaser of a consent to such modification.  Pursuant to this agreement, on May 13, 2013, the Company cancelled 162,907 of the 165,057 shares of Common Stock issued to the First Closing Purchasers and issued to such purchasers an aggregate of 1,140.35 Units.  These Units include Preferred Stock convertible into an aggregate of 196,597 shares of Common Stock and Warrants exercisable for 196,597 shares of Common Stock.  The total fair value of such Units is equal to the amount originally invested by the First Closing Purchasers that consented to exchange their shares into Units (US$ 1,140,139).  As a result, the total fair value of such Units was classified out of stockholders equity and was presented as temporary equity (convertible preferred stock) and liability (warrant with "down-round" provision), as applicable to each instrument.

Pursuant to a placement agent agreement between the Company and Andrew Garrett, Inc., the placement agent for the offering of the Units, at the closing of the sale of the Units the Company paid Andrew Garrett, Inc., as a commission, a cash amount equal to 7% of the aggregate sales price of the Units, plus 3% of the aggregate sales price as a management fee plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Units (totaling 13% of the gross cash proceeds).  In addition, pursuant to the placement agent agreement, the Company issued to Andrew Garrett, Inc., as additional consideration for its services as placement agent for the offering, warrants to purchase up to 217,234 shares of Common Stock and, on May 13, 2013, the Company issued to Andrew Garrett, Inc. warrants to purchase up to an additional 39,320 shares of Common Stock following the exchange of the shares of Common Stock issued to the First Closing Purchasers for Units.  Half of such warrants are exercisable at an exercise price of $5.80 per share, and the remainder of such warrants are exercisable at an exercise price of $6.96 per share.  Such warrants are not subject to the adjustments described above.  Also on May 13, 2013, the Company issued to Andrew Garrett, Inc. warrants to purchase an aggregate of 215 shares of Common Stock at an exercise price of $7.00 per share as consideration for its service as placement agent for the First Closing (representing 10% of the shares issued in the First Closing and not exchanged for Units).

In connection with the offering, the Company also agreed with the placement agent for the offering that, following the closing of the sale of the Units, the Company would issue to the holders of the 1,295,535 shares of Common Stock issued by the Company at a price of $6.25 per share pursuant to the Company’s previously completed private placement of Common Stock (accrued during 2011 and 2010) such number of shares of Common Stock as would reduce the per share purchase price paid by such holders for such shares from $6.25 per share to $5.80 per share, in each case subject to the execution by the holder of a consent to such modification. As a result, upon the receipt of executed consents to modification from all such holders, the Company will be required to issue an additional 100,526 shares of Common Stock to such holders. The issuance of such shares has been accounted for as a stock dividend.  Accordingly, the fair value of the shares (an amount of $278,263) was charged to retained earnings against additional paid in capital. As of the approval date of these interim financial statements such shares have not been issued. The conversion price of the shares of Preferred Stock that were included in the Units is subject to adjustment for certain issuances of Common Stock or other securities of the Company at an effective price per share that is lower than the conversion price then in effect, as well as for stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company

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

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company
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

The Warrants included in the Units have a five-year term commencing on March 13, 2013 and ending on March 13, 2018 (except for the Warrants issued on May 13, 2013, as described above, which have a five-year term expiring on May 13, 2018).  Until the end of the term, the Warrants will be exercisable at any time and from time to time at an exercise price of $6.96 per share.  The Warrants contain adjustment provisions substantially similar to the adjustment provisions of the Preferred Stock as described above, including provisions requiring an adjustment of the exercise price of the Warrants to the price at which the Company subsequently issues shares or other equity-linked financial instruments, if that price is less than the original exercise price of the Warrants ("down-round" protection, see Note 2D).  In addition, the Warrants provide for protection for a Buy-In on substantially the same terms as described above with respect to the Preferred Stock.  No holder may exercise its Warrants in excess of the Beneficial Ownership Limitation.

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

In periods of net loss, basic loss per share is computed by dividing net loss for the period after consideration of the effect of dividend on preferred stock by the weighted average number of shares outstanding during the period.

The loss and the weighted average number of shares used in computing basic and diluted loss per share for the six and three month periods ended June 30, 2013 and 2012 are as follows:

	US dollars		US dollars
	Six month period ended June 30,		Three month period ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Loss for the period	1,920,192	1,372,411	576,597	737,458
Dividend on Preferred Stock	102,819	-	87,069	-
Loss for the period attributable to common stockholders	2,023,011	1,372,411	663,666	737,458

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 4	–	LOSS PER SHARE (cont.)

	Number of shares		Number of shares
	Six month period ended June 30,		Three month period ended June 30,
	2013	2012	2013	2012

Number of shares:
Weighted average number of shares used in the computation of basic and diluted earnings per share	5,363,302	5,295,543	5,297,693	5,295,543

Total weighted average number of common shares related to outstanding convertible preferred stock, options and warrants excluded from the calculations of diluted loss per share (*)	3,422,551	600,232	3,422,551	600,232

(*)
All outstanding convertible preferred stock , stock options and warrants have been excluded from the calculation of the diluted net loss per share for all the reported periods, since the effect of the common shares issuable as a result of the exercise or conversion of these instruments was anti-dilutive.

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

On June 4, 2013, we received CE Mark approval for the GlucoTrack DF-F model non-invasive glucose monitoring device from DEKRA Certification B.V. (successor by acquisition of Kema), our European notified body. Receipt of the CE Mark allows us to market and sell the GlucoTrack DF-F glucose monitoring device in European Union (EU) member countries that have adopted the European Medical Device Directive (the “MDD”) without being subject to additional national regulations with regard to demonstration of performance and safety (although certain EU member countries may request or require additional performance and/or safety data from time to time, on a case-by-case basis).  The CE Mark also permits the sale in countries that have an MDD Mutual Recognition Agreement with the EU.  We have not yet commenced sales of the GlucoTrack DF-F, and do not currently have any marketing, sales or distribution capabilities.  We intend to establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates.  See the risk factors described under the caption “Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2012.

The GlucoTrack DF-F has not yet been approved for commercial sale in the United States.  We expect to begin clinical trials in the United States by late 2013 or early 2014, if our clinical trial protocol is approved by the U.S. Food and Drug Administration (the “FDA”).

We have not yet generated any revenues from our operations and have incurred losses of $17,591,100 from inception through June 30, 2013 and cumulative negative operating cash flow of $13,096,187.  We are dependent upon external sources for financing our operations and there can be no assurance that we will succeed in obtaining the necessary financing to continue our operations.  As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

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

In addition, as previously disclosed, we also agreed with the placement agent for the offering that, following the closing of the sale of the Units, we will issue to the holders of the 1,295,535 shares of common stock issued by us at a price of $6.25 per share pursuant to seven closings of a private placement held on December 16, 2010, December 30, 2010, January 31, 2011, March 31, 2011, April 29, 2011, May 31, 2011 and July 29, 2011, respectively, such number of shares of common stock as would reduce the per share purchase price paid by such holders for such shares from $6.25 per share to $5.80 per share, in each case subject to the execution by the holder of a consent to such modification.

Pursuant to a placement agent agreement between us and Andrew Garrett, Inc., the placement agent for the offering of the Units, at the closing of the sale of the Units we paid Andrew Garrett, Inc., as a commission, an amount equal to 7% of the aggregate sales price of the Units, plus 3% of the aggregate sales price as a management fee plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Units.  In addition, pursuant to the placement agent agreement, we issued to Andrew Garrett, Inc., as partial consideration for its services as placement agent for the offering, warrants to purchase up to 256,556 shares of common stock.  Half of such warrants are  exercisable at an exercise price of $5.80 per share, and the remainder of such warrants are exercisable at an exercise price of $6.96 per share.  In addition, on May 13, 2013, we issued to Andrew Garrett, Inc. warrants to purchase an aggregate of 215 shares of common stock at an exercise price of $7.00 per share in partial consideration for its service as placement agent for the First Closing (representing 10% of the shares issued in the First Closing and not exchanged for Units).

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

Effective January 1, 2013, the Company adopted Accounting Standard Update (ASU) No. 2013-02 “Comprehensive Income (Topic 220) Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”. ASU 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income.

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

Effective January 1, 2013, the Company adopted ASU No. 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11). ASU 2011-11 enhances disclosures about financial instruments and derivative instruments that are either offset in accordance with the Accounting Standards Codification or are subject to an enforceable master netting arrangement or similar agreement.

The amended guidance became effective, in a retrospective manner to all comparative periods presented, for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

The adoption of ASU 2011-11 did not have a material impact on the financial position or results of operations of the Company.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues

We did not have any revenues during the three months ended June 30, 2013 and 2012, as we have not yet commercialized our GlucoTrack product candidate.

Research and Development Expenses

Research and development expenses were $461,303 for the three months ended June 30, 2013, as compared to $508,462 for the prior-year period. The decrease is primarily attributable to a decrease in stock based compensation, a decrease in materials and to a decrease in professional services expenses due to completing clinical trials related to receiving CE Mark. Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, travel expenses, clinical trials and other expenses.  We expect research and development expenses to increase in 2013 and beyond in connection with our efforts to seek regulatory approval to market and sell the GlucoTrack DF-F in the United States and certain countries in Europe; conduct Post Market Clinical Follow-up (PMCF) trials in the European Union; commence the marketing, sale and manufacture of the GlucoTrack DF-F model device; improve the GlucoTrack DF-F model device; and develop a new model of the GlucoTrack (including clinical trials for that purpose).

General and Administrative Expenses

General and administrative expenses were $370,491 for the three months ended June 30, 2013, as compared to $245,613 for the prior-year period.  The increase is primarily attributable to an increase in employees’ salaries as a result of hiring one additional employee and an increase in professional services expenses, which were higher during the three months ended June 30, 2012 as a result of the legal fees incurred in connection with patent registrations as well as investor relations services.  General and administrative expenses consist primarily of professional services, salaries and other related expenses for executive, finance and administrative personnel, including stock-based compensation expense. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services.  We expect general and administrative expenses to increase in 2013 and beyond as we incur increased costs to comply with the reporting and other obligations applicable to public reporting companies and commence the marketing, sale and manufacture the GlucoTrack DF-F (including post-market clinical follow-up studies).

Financing (Income) Expense, net

Financing (income) expense, net was $(255,197) for the three months ended June 30, 2013, as compared to ($16,617) for the prior-year period.  The increase in financing income is primarily attributable to an increase of $220,132 in financing income related to the fair value of warrants with down-round protection, offset by an increase of $39,189 in expenses related to foreign exchange loss for balances denominated in New Israeli Shekels, and by an increase of $11,267 in linkage difference on principal of loans from shareholders.

Net Loss

Net loss was $576,597 for the three months ended June 30, 2013, as compared to $737,458 for the prior-year period.

Six Months Ended June 30, 2013 Compared to six Months Ended June 30, 2012

Revenues

We did not have any revenues during the six months ended June 30, 2013 and 2012, as we have not yet commercialized our GlucoTrack product candidate.

Research and Development Expenses

Research and development expenses were $965,548 for the six months ended June 30, 2013, as compared to $953,528 for the prior-year period. The increase is primarily attributable to an increase in employee salaries as a result of the hiring of additional employees, including a quality assurance manager.  Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, travel expenses, clinical trials and other expenses.  We expect research and development expenses to increase in 2013 and beyond in connection with our efforts to seek regulatory approval to market and sell the GlucoTrack DF-F in the United States and certain countries in Europe; conduct Post Market Clinical Follow-up (PMCF) trials in the European Union; commence the marketing, sale and manufacture of the GlucoTrack DF-F model device; improve the GlucoTrack DF-F model device; and develop a new model of the GlucoTrack (including clinical trials for that purpose).

General and Administrative Expenses

General and administrative expenses were $554,070 for the six months ended June 30, 2013, as compared to $448,548 for the prior-year period.  The increase is primarily attributable to an increase of $80,846 in professional services expenses, which were higher during the six months ended June 30, 2012 as a result of the legal fees incurred in connection with patent registrations as well as investor relations services.  General and administrative expenses consist primarily of professional services, salaries and other related expenses for executive, finance and administrative personnel, including stock-based compensation expense. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services.  We expect general and administrative expenses to increase in 2013 and beyond as we incur increased costs to comply with the reporting and other obligations applicable to public reporting companies and commence the marketing, sale and manufacture the GlucoTrack DF-F (including post-market clinical follow-up studies).

Financing (Income) Expense, net

Financing expense (income), net was $400,574 for the six months ended June 30, 2013, as compared to $(29,665) for the prior-year period.  The increase in financing expense is primarily attributable to an increase of issuance costs of $321,735 allocated to issuance of warrants with down-round protection, an increase of $84,789 in foreign exchange loss for balances denominated in New Israeli Shekels and an increase in linkage difference on principal of loans from shareholders.

Net Loss

Net loss was $1,920,192 for the six months ended June 30, 2013, as compared to $1,372,411 for the prior-year period.  The increase is primarily attributable to an increase of $400,574 in the fair value of warrants with down-round protection.

Liquidity and Capital Resources

We currently have limited liquidity.  As of December 31, 2012, cash on hand was approximately $0.5 million.  On March 13, 2013, we received gross proceeds of $6.3 million from the sale of the Units.  After giving effect to the payment of commissions to the placement agent for the offering and the payment of certain offering expenses, we received net proceeds of approximately $5.4 million from the sale of the Units.  As of July 31, 2013 we have approximately $4.0 million cash on hand.    Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents will enable us to operate for a period of approximately 12 months from the date of this Quarterly Report on Form 10-Q.  In order to fund our anticipated liquidity needs beyond such 12 month period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need to raise additional capital.

As of December 31, 2012, we had NIS 300,000 (approximately $80,000 at the exchange rate on that date) available for borrowing under our line of credit with Bank HaPoalim.  Borrowings under the line of credit are secured by our funds on deposit with the bank at the time of borrowing, which generally must be sufficient to cover the principal amount of the borrowings in full.  As of July 31, 2013, we do not have any borrowings outstanding under the line of credit.

Integrity Israel is party to a loan and investment agreement dated February 18, 2003 with Y.H. Dimri Holdings (“Dimri”) pursuant to which Dimri loaned Integrity Israel a principal amount of NIS 1,440,000 ($403,813 based on an exchange rate of $3.566 NIS/dollar as of July 31, 2013), subject to linkage differences in Israel. In addition, Messrs. Avner Gal and Zvi Cohen collectively loaned Integrity Israel NIS 176,000 ($49,355 based on the same exchange rate) in May 15, 2002 pursuant to a board approval.  Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned Integrity Israel $75,000 on March 16, 2004.  These loans, in addition to the loan from Dimri mentioned above, are not required to be repaid until the first year in which we realize profits in our annual income statement (accounting profit).  At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales after deduction of VAT in the relevant quarter, beginning on the quarter following the first year in which we realize profits in our annual income statement.  The total amount to be repaid by us to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to us, plus an amount equal to the product of the amount of each payment made by us in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment.  However, notwithstanding the above-mentioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital. The Israeli Consumer Price Index was 177.6386, 178.5793 and 182.3521 as of the dates of the Gal/Cohen loan, Dimri loan and the Tarlovsky/Fisher/Kugler Loan, respectively.  The Israeli Consumer Price Index as of June 30, 2013 was 223.76.  Our board of directors is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

Integrity Israel is committed to pay royalties to the Office of the Chief Scientist of the State of Israel (the “OCS”) on the proceeds from the sale of our systems resulting from research and development projects for which the OCS provided a grant.  During the first three years of sales, we are required to pay royalties of 3% of the sales of such products.  In the fourth, fifth and sixth years of sales, we are required to pay royalties of 4% of such sales and from the seventh year on we are required to pay royalties of 5% of such sales, in all cases up to 100% of the amount of grants received by Integrity Israel from the OCS plus interest at LIBOR. We do not have any other future performance obligations related to the OCS grants. As of the date of this prospectus, the contingent liabilities with respect to OCS grants subject to repayment under these royalty agreements equaled NIS 420,000 ($117,779 at the exchange rate of $3.566 NIS/dollar in effect as of July 31, 2013), not including interest.

Net Cash Used in Operating Activities for the Six Month Periods Ended June 30, 2013 and June 30, 2012

Net cash used in operating activities was $ 1,522,127 and $ 1,123,975 for the six month periods ended June 30, 2013 and 2012, respectively.  Net cash used in operating activities primarily reflects the net loss for those periods of $1,920,192 and $1,372,411, respectively, which was reduced by issuance costs allocated to the warrants with down-round protection of $390,928 and $0, respectively, the change in the fair value of warrants with down-round protection of $68,643 and $43,051, respectively, and in part by stock-based compensation of $12,472 and $197,237, respectively, and by cash provided due to the adjustment to the net loss and changes in operating assets and liabilities in the amounts of $36,909 and $81,585, respectively.

Net Cash Used in Investing Activities for the Six Month Periods Ended June 30, 2013 and June 30, 2012

Net cash used in investing activities was $76,276 and $9,986 for the six month periods ended June 30, 2013 and 2012, respectively, and was used primarily to purchase equipment (such as computers, R&D and office equipment) of $33,963 and $ $3,516 respectively, and fund deposits in respect of employees rights upon retirement of $42,313 and $6,470, respectively.

Net Cash Provided by Financing Activities for the Six Month Periods Ended June 30, 2013 and June 30, 2012

Net cash provided by financing activities was $5,329,051 and $0 for the six month periods ended June 30, 2013 and 2012, respectively.  Net cash provided by financing activities in 2013 reflects the proceeds of $3,960,958, net of issuance expenses allocated to the Preferred Stock issued as part of the Units and the proceeds of $1,421,983, net of issuance expenses, allocated to the warrants issued as part of the Units, offset by the payment of $38,140 in repayment of outstanding balances under our line of credit with Bank HaPoalim and by a dividend of $15,750 to the holders of our Preferred Stock.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Dated:  August 19, 2013

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