Form 10-Q
period 2013-09-30
Integrity Applications, Inc.
filed 2013-11-14
CIK 1506983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

or

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

Yes ☐    No ☒

As of November 14, 2013, 5,301,693 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

INTEGRITY APPLICATIONS, INC.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

Condensed Consolidated Interim Financial Statements
as of September 30, 2013 (Unaudited)

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

Condensed Consolidated Financial Statements
as of September 30, 2013 (Unaudited)

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	September 30,	December 31,
	2013	2012
	(unaudited)	(audited)
A S S E T S
Current Assets
Cash and cash equivalents	3,516,615	543,411
Other current assets	70,428	81,472
Total current assets	3,587,043	624,883

Property and Equipment, Net	103,174	70,200

Funds in Respect of Employee Rights Upon Retirement	167,115	119,488
Total assets	3,857,332	814,571
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Credit from banking institutions	-	37,427
Accounts payable	197,845	122,537
Other current liabilities	349,669	297,989
Total current liabilities	547,514	457,953

Long-Term Liabilities
Long-Term Loans from Stockholders	680,825	630,575
Liability for Employee Rights Upon Retirement	238,581	229,112
Warrants with Down-Round Protection	1,824,106	-
Total long-term liabilities	2,743,512	859,687
Total liabilities	3,291,026	1,317,640

Temporary Equity
Convertible Preferred Stock of US$ 0.001 par value ("Preferred Stock"):
10,000,000 shares authorized as of September 30, 2013 and December 31, 2012, respectively; issued and outstanding 7,417 shares as of September 30, 2013 and 0 shares as of December 31, 2012	4,362,545	-
Stockholders' Deficit
Common Stock of US$ 0.001 par value ("Common Stock"):
40,000,000 shares authorized as of September 30, 2013 and December 31, 2012; issued and outstanding 5,301,693 shares and 5,460,600 shares as of September 30, 2013 and December 31, 2012, respectively	5,302	5,461
Additional paid in capital	14,515,241	14,772,371
Accumulated other comprehensive income	65,033	8,925
Deficit accumulated during the development stage	(18,381,815)	(15,289,826)
Total stockholders' deficit	(3,796,239)	(503,069)
Total liabilities, temporary equity and stockholders’ deficit	3,857,332	814,571

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars
	Nine month period ended September 30,			Three month period ended September 30,		Cumulative period from September 30, 2001 (date of inception) through September 30,
	2013		2012	2013	2012	2013(*)
	(unaudited)			(unaudited)		(unaudited)
Research and development expenses, net	1,460,755		1,423,364	495,207	469,836	11,937,159
General and administrative expenses	786,259		664,738	232,189	216,190	3,800,901
Other income	-		-	-	-	(912)
Operating loss	2,247,014		2,088,102	727,396	686,026	15,737,148
Financing expenses (income), net	373,046	(**)	(15,135)	(27,528)	14,530	2,172,738
Loss for the period	2,620,060		2,072,967	699,868	700,556	17,909,886
Other comprehensive (income) loss:
Foreign currency translation adjustment	56,108		(13,074)	37,308	8,069	65,033

Comprehensive loss for the period	2,676,168		2,059,893	737,176	708,625	17,974,919

Loss for the period attributable to common stockholders (Basic and Diluted) (Note 4)	0.52		0.39	0.16	0.13

Weighted average number of shares outstanding (Basic and Diluted) (Note 4)	5,341, 551		5,295,543	5,299,927	5,295,543

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

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (*)

	US Dollars (except share data)
	Common Stock			Accumulated other	Deficit accumulated
	Number of shares	Amount	Additional paid in capital	comprehensive income (loss)	during development stage	Total stockholders equity (deficit)
September 30, 2001 (date of inception)
2,136,307 shares of Common Stock of $ 0.001 per share issued for cash	2,136,307	2,136	38,306	-	-	40,442

Loss for the period	-	-	-	-	(63,293)	(63,293)
Other comprehensive loss	-	-	-	(5)	-	(5)
Balance as of December 31, 2002	2,136,307	2,136	38,306	(5)	(63,293)	(22,856)

Loss for the year	-	-	-	-	(350,290)	(350,290)
Other comprehensive loss	-	-	-	(15,035)	-	(15,035)
Balance as of December 31, 2003	2,136,307	2,136	38,306	(15,040)	(413,583)	(388,181)

Loss for the year	-	-	-	-	(288,233)	(288,233)
Other comprehensive loss	-	-	-	(15,069)	-	(15,069)
Issuance of 42,727 shares of Common Stock for cash at $ 1.76 per share on March 16, 2004	42,727	43	74,957	-	-	75,000
Issuance of 72,773 shares of Common Stock for cash of $ 1.72 per share on November 25, 2004	72,773	73	128,783	-	-	128,856
Balance as of December 31, 2004	2,251,807	2,252	242,046	(30,109)	(701,816)	(487,627)

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

	US Dollars (except share data)
	Common Stock			Accumulated other	Deficit accumulated
	Number of shares	Amount	Additional paid in capital	comprehensive income (loss)	during development stage	Total stockholders equity (deficit)

Balance as of January 1, 2005	2,251,807	2,252	242,046	(30,109)	(701,816)	(487,627)
Loss for the year	-	-	-	-	(1,055,594)	(1,055,594)
Other comprehensive income	-	-	-	8,542	-	8,542
Issuance of 218,281 shares of Common Stock for cash of $ 1.72 per share on January 14, 2005	218,281	218	374,782	-	-	375,000
Issuance of 291,051 shares of Common Stock for cash of $ 1.72 per share on April 5, 2005	291,051	291	499,709	-	-	500,000
Issuance of 59,389 shares of Common Stock for cash of $ 3.37 per share on May 31, 2005	59,389	60	199,940	-	-	200,000
Stock-based compensation	52,147	52	189,564	-	-	189,616
Balance as of December 31, 2005	2,872,675	2,873	1,506,041	(21,567)	(1,757,410)	(270,063)

Loss for the year	-	-	-	-	(1,282,842)	(1,282,842)
Other comprehensive loss	-	-	-	(57,127)	-	(57,127)
Issuance of 87,315 shares of Common Stock for cash of $ 1.47 per share on January 26, 2006	87,315	87	128,118	-	-	128,205
Issuance of 1,899 shares of Common Stock for cash of $ 3.63 per share on March 31, 2006	1,899	2	6,888	-	-	6,890
Issuance of 13,786 shares of Common Stock for cash of $ 3.63 per share on June 16, 2006	13,786	14	49,986	-	-	50,000
Issuance of 14,113 shares of Common Stock for cash of $ 3.63 per share on June 30, 2006	14,113	14	51,166	-	-	51,180
Issuance of 51,207 shares of Common Stock for cash of $ 3.91 per share on August 15, 2006	51,207	51	199,949	-	-	200,000
Issuance of 301,948 shares of Common Stock for cash of $ 4.31 per share on October 5, 2006	301,948	302	1,299,698	-	-	1,300,000
Issuance of 348,402 shares of Common Stock for cash of $ 4.31 per share on December 14, 2006	348,402	349	1,372,146	-	-	1,372,495
Stock-based compensation	63,395	63	277,434	-	-	277,497
Balance as of December 31, 2006	3,754,740	3,755	4,891,426	(78,694)	(3,040,252)	1,776,235

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

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (*) (cont.)

	US Dollars (except share data)
	Common Stock			Accumulated other	Deficit accumulated	Total
	Number of shares	Amount	Additional paid in capital	comprehensive loss	during development stage	stockholders equity (deficit)

Balance as of January 1, 2011	4,844,575	4,845	10,762,892	(16,418)	(10,153,180)	598,139
Loss for the year	-	-	-	-	(2,364,339)	(2,364,339)
Other comprehensive income	-	-	-	39,052	-	39,052
Issuance of 16,320 shares of Common Stock for cash of $ 6.25 per share on January 31, 2011, net of related expenses	16,320	16	83,164	-	-	83,180
Issuance of 90,768 shares of Common Stock for cash of $ 6.25 per share on March 31, 2011, net of related expenses	90,768	91	479,810	-	-	479,901
Issuance of 40,000 shares of Common Stock for cash of $ 6.25 per share on April 29, 2011, net of related expenses	40,000	40	191,682	-	-	191,722
Issuance of 34,200 shares of Common Stock for cash of $ 6.25 per share on May 31, 2011, net of related expenses	34,200	34	179,992	-	-	180,026
Issuance of 269,680 shares of Common Stock for cash of $ 6.25 per share on July 29, 2011, net of related expenses	269,680	270	1,466,115	-	-	1,466,385
Fair value of warrants with down-round protection issued in connection with Common Stock issuances	-	-	(83,899)	-	-	(83,899)
Stock-based compensation	-	-	378,072		-	378,072
Balance as of December 31, 2011	5,295,543	5,296	13,457,828	22,634	(12,517,519)	968,239

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

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (*) (cont.)

	US Dollars (except share data)
	Common Stock			Accumulated other	Deficit accumulated during	Total
	Number of shares	Amount	Additional paid in capital	comprehensive income (loss)	development stage	stockholders equity (deficit)

Balance as of January 1, 2013	5,460,600	5,461	14,772,371	8,925	(15,289,826)	(503,069)
Loss for the period of nine months	-	-	-	-	(2,620,060)	(2,620,060)
Other comprehensive income for the period of nine months	-	-	-	56,108	-	56,108
Amount classified out of stockholders equity and presented as liability and temporary equity with respect to Common Stock replaced with units comprised of convertible preferred stock and warrants (**)	(162,907)	(163)	(1,140,186)	-	-	(1,140,349)
Conversion of preferred stock	4,000	4	23,196	-	-	23,200
Stock dividend to certain common stock holders (**)	-	-	278,263	-	(278,263)	-
Warrants issued as consideration for placement services (**)	-	-	562,805	-	-	562,805
Dividend on convertible preferred stock (**)	-	-	-	-	(193,666)	(193,666)
Stock-based compensation	-	-	18,792	-	-	18,792
Balance as of September 30, 2013 (unaudited)	5,301,693	5,302	14,515,241	65,033	(18,381,815)	(3,796,239)

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

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Nine month period ended September 30,		Cumulative period from September 30, 2001 (date of inception) through September 30,
	2013	2012	2013(*)
	(unaudited)		(unaudited)
Cash flows from operating activities:
Loss for the period	(2,620,060)	(2,072,967)	(17,909,886)
Adjustments to reconcile loss for the period to net cash used in operating activities:
Depreciation	23,461	(53,134)	181,494
Increase (decrease) in liability for employee rights upon retirement	(3,141)	18,770	203,324
Stock-based compensation	18,792	(17,552)	1,599,217
Stock-based interest compensation to convertible notes holders	-	299,262	1,214,943
Issuance costs allocated to warrants with "down-round" protection (***)	390,928	-	390,928
Changes in the fair value of warrants with round down protection	(141,357)	(35,892)	(177,249)
Linkage difference on principal of loans from stockholders (**)	14,903	12,706	201,801
Interest on convertible notes	-	-	78,192
Gain on sale of property and equipment	-	-	(912)
Gain from trading marketable securities	-	-	(12,920)
Changes in assets and liabilities:
Decrease (increase) in other current assets	16,111	12,962	(53,307)
Increase in accounts payable	70,476	53,005	192,468
Increase (decrease) in other current liabilities	(52,568)	38,375	235,392
Net cash used in operating activities	(2,282,455)	(1,744,465)	(13,856,515)

Cash flows from investment activities:
Increase in funds in respect of employee rights upon retirement	(39,923)	(6,367)	(149,115)
Purchase of property and equipment	(51,777)	(6,969)	(271,897)
Proceeds from sale of property and equipment	-	-	4,791
Investment in marketable securities	-	-	(388,732)
Proceeds from sale of marketable securities	-	-	406,995
Short-term loan granted to related party, net of repayments	-	-	(14,252)
Net cash used in investment activities	(91,700)	(13,336)	(412,210)

Cash flows from financing activities
Credit from banking institutions (repayment)	(38,458)	50,980	(8,328)
Proceeds from issuance of convertible notes	-	-	1,144,000
Repayment of convertible notes	-	-	(527,396)
Proceeds from issuance of Common Stock, net of issuance expenses	-	-	11,323,559
Dividend to Preferred stockholders	(102,819)	-	(102,819)
Proceeds allocated to convertible Preferred Stock, net of issuance expenses (***)	3,960,958	-	3,960,958
Proceeds allocated to warrants with "down-round" protection, net of issuance expenses (***)	1,421,983	-	1,421,983
Proceeds from stockholders loans	-	-	347,742
Net cash provided by financing activities	5,241,664	50,980	17,559,699
Effect of exchange rate changes on cash and cash equivalents	105,695	(7,293)	225,641
Increase (decrease) in cash and cash equivalents	2,973,204	(1,714,114)	3,516,615
Cash and cash equivalents at beginning of the period	543,411	1,896,504	-
Cash and cash equivalents at end of the period	3,516,615	182,390	3,516,615

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

Supplementary information on financing activities not involving cash flows:

In the nine month period ended September 30, 2013, an amount of $1,140,186 was classified out of stockholders equity as liabilities and temporary equity with respect to Common Stock replaced with units comprised of convertible preferred stock and warrants (see Note 3).

As of September 30, 2013, other current liabilities included $90,847 in respect of accrued dividend payable with respect to the convertible preferred stock.

$278,263, representing the fair value of the shares of Common Stock issued to certain stockholders and accounted for as a stock dividend, was charged to “deficit accumulated during development stage” against “additional paid in capital” in the condensed statements of changes in stockholders ‘equity. $562,805, representing the fair value of warrants issued as consideration for placement services, were accounted for as additional paid-in capital in the condensed statements of changes in stockholders ‘equity.

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

Since its incorporation (May 18, 2010), the Company has not had any operations other than those carried out by Integrity Israel.  The development and commercialization of Integrity Israel's product is expected to require substantial expenditures.  Integrity Israel and the Company have not yet generated any revenues from their operations to fund their activities, and therefore they are dependent upon external sources for financing their operations. There can be no assurance that Integrity Israel and the Company will succeed in obtaining the necessary financing to continue their operations.  Since inception, Integrity Israel and the Company have incurred an accumulated loss of $18,381,815 and cumulative negative operating cash flow of $13,856,515.  These factors raise substantial doubt about Integrity Israel's and the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  During 2010, the Company raised funds via the issuance of Common Stock (including via the conversion of convertible notes), in a total amount of approximately $4 million (before related expense).  During 2011, the Company raised funds via the issuance of Common Stock in a total amount of approximately $2.4 million (net of related expenses). During 2012, the Company raised a total amount of approximately $1 million (net of related expenses) from the issuance of Common Stock.

During 2013, the Company raised funds in an approximate amount of $5.4 million (net of related cash expenses) from the Issuance of units (the "Units") consisting of shares of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”) and detachable warrants to purchase shares of the Company’s Common Stock (See Note 3).

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

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

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to (a) the allocation of the proceeds and the related issuance costs of the Units consisting of  convertible Preferred Stock and warrants with down-round protection (see Note 3) and (b) the going concern assumption.

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

In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the Company’s financial position at September 30, 2013 and the results of its operations and cash flow for the nine and three month periods then ended.

Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. For a description of the significant accounting policies, other than the additional policies described in paragraphs C-E below, which policies applied to reflect transactions that occurred in the nine month period ended September 30, 2013, refer to the Company's annual report on Form 10-K for the year ended December 31, 2012.  Results of operations for the nine and three month periods ended September 30, 2013 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2013.

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

See also Note 2C.

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

On each balance sheet date, the Company’s management assesses the probability of redemption of the Preferred Stock. In the event that management determines such redemption to be probable as of an applicable balance sheet date, the Company will recognize a liability in an amount equal to the aggregate redemption price of the Preferred Stock. In addition, upon such determination, the difference between the amount that was allocated to the Preferred Stock (after deduction of issuance expenses) and such redemption amount will be accreted over the period from the date that it becomes probable that the instrument will become redeemable to the earliest redemption date.

As of March 31, 2013, the amounts allocated to the Preferred Stock (presented as temporary equity) and to the detachable warrants (presented as a derivative liability) that were included in the Units and their respective issuance costs were calculated based on a provisional allocation.  During the second quarter of fiscal year 2013, the Company completed the allocation and recorded an adjustment to the amounts preciously presented.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

C.	Temporary equity (cont.)

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability
The Company has determined its derivative warrant liability to be a Level 3 fair value measurement and has used the Black—Scholes pricing model to calculate the fair value as of September 30, 2013. The Black—Scholes model requires six basic data inputs: the exercise or strike price, the time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Because the warrants contain a price protection feature (see Note 2D and Note 3), the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations. The key inputs used in the September 30, 2013 fair value calculations were as follows:

September 30, 2013
Dividend yield (%)	1
Expected volatility (%) (*)	96.66
Risk free interest rate (%)	0.9
Expected term of options (years) (**)	4.45
Exercise price (US dollars)	6.96
Common Stock Share price (US dollars) (***)	2.77
Fair value of Detachable Warrant	1.42

(*)
Due to the low trading volume of the Company’s Common Stock, the expected volatility was based on the historic volatility of public companies which operate in the same industry sector as opposed to the volatility of the price per share of the Company’s Common Stock on the OTC Bulletin Board.

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

According to ASU 2013-02, significant items that are required under U.S. GAAP to be reclassified to net income in their entirety shall be presented by the respective line items of net income either on the face of the financial statements or in the footnotes. Items that are not required under U.S. GAAP to be reclassified to net income in their entirety will be required to be cross-referenced to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The standard became effective, prospectively, for interim and annual periods beginning after December 15, 2012.

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

On March 13, 2013, the Company entered into a Securities Purchase Agreement with certain accredited investors (the “Unit Purchasers”) pursuant to which, on March 13, 2013, the Company issued to the Unit Purchasers an aggregate of 6,300 Units, each consisting of (a) one share of the Company’s newly designated Series A 5% convertible Preferred Stock, convertible into shares of Common Stock at an initial conversion price of $5.80 per share, and (b) a Warrant to purchase, at an exercise price of $6.96 per share, up to 100% of the shares of Common Stock issuable upon conversion of such share of Preferred Stock.  The shares of Preferred Stock comprising the Units were convertible into an aggregate of 1,086,178 shares of Common Stock and the Warrants comprising the Units are exercisable into an aggregate of 1,086,178 shares of Common Stock, in each case subject to adjustment as described below.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3	–	EVENTS DURING THE REPORTED PERIOD (cont.)

After giving effect to the payment of commissions to the placement agent for the offering and the payment of certain offerng expenses, the Company received net proceeds from the offering of approximately $5.4 million.

The issuance and sale of the Units constituted the second and final closing of an offering of the Company’s securities in a private placement transaction.  On November 19, 2012, the Company completed the first closing of the offering, pursuant to which it issued and sold an aggregate of 165,057 shares of Common Stock at a price of $7.00 per share to certain accredited investors (the “First Closing Purchasers”).  As a result of the conversion of the offering from an offering of Common Stock to an offering of Units, the Company agreed with the placement agent for the offering that, following the closing of the sale of the Units, the Company would exchange the shares of Common Stock acquired by each First Closing Purchaser in the first closing for such number of Units equal to the aggregate purchase price paid by such First Closing Purchaser in the first closing, divided by $1,000, in each case subject to the execution by the First Closing Purchaser of a consent to such modification.  Pursuant to this agreement, on May 13, 2013, the Company cancelled 162,907 of the 165,057 shares of Common Stock issued to the First Closing Purchasers and issued to such purchasers an aggregate of 1,140.35 Units.  These Units included Preferred Stock convertible into an aggregate of 196,597 shares of Common Stock and Warrants exercisable for 196,597 shares of Common Stock.  The total fair value of such Units is equal to the amount originally invested by the First Closing Purchasers that consented to exchange their shares into Units ($1,140,139).  As a result, the total fair value of such Units was classified out of stockholders equity in the second fiscal quarter of 2013 and was presented as temporary equity (convertible preferred stock) and liability (warrant with "down-round" provision), as applicable to each instrument.

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

In connection with the offering, the Company also agreed with the placement agent for the offering that, following the closing of the sale of the Units, the Company would issue to the holders of the 1,295,535 shares of Common Stock issued by the Company at a price of $6.25 per share pursuant to the Company’s previously completed private placement of Common Stock (accrued during 2011 and 2010) such number of shares of Common Stock as would reduce the per share purchase price paid by such holders for such shares from $6.25 per share to $5.80 per share, in each case subject to the execution by the holder of a consent to such modification. As a result, upon the receipt of executed consents to modification from all such holders, the Company will issue to such holders an aggregate of 100,526 shares of Common Stock.  As of September 30, 2012, the Common Stock had a fair value of $2.77 per share.  The issuance of such shares has been accounted for as a stock dividend.  Accordingly, the fair value of the shares was charged to retained earnings against additional paid in capital. The conversion price of the shares of Preferred Stock that were included in the Units is subject to adjustment for certain issuances of Common Stock or other securities of the Company at an effective price per share that is lower than the conversion price then in effect, as well as for stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders.

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

The Warrants included in the Units have a five-year term commencing on March 13, 2013 and ending on March 13, 2018 (except for the Warrants issued on May 13, 2013, as described above, which have a five-year term expiring on May 13, 2018).  Until the end of the term, the Warrants will be exercisable at any time and from time to time at an exercise price of $6.96 per share.  The Warrants contain adjustment provisions substantially similar to the adjustment provisions of the Preferred Stock as described above, including provisions requiring an adjustment of the exercise price of the Warrants to the price at which the Company subsequently issues shares or other equity-linked financial instruments, if that price is less than the original exercise price of the Warrants ("down-round" protection, see Note 2B).  In addition, the Warrants provide for protection for a Buy-In on substantially the same terms as described above with respect to the Preferred Stock.  No holder may exercise its Warrants in excess of the Beneficial Ownership Limitation.

The allocation of the issuance proceeds to the Preferred Stock and to the detachable warrants and their respective issuance costs is described in Note 2C and Note 2D above.

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

The loss and the weighted average number of shares used in computing basic and diluted loss per share for the nine and three month periods ended September 30, 2013 and 2012 are as follows:

	US dollars		US dollars
	Nine month period ended September 30,		Three month period ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Loss for the period	2,620,060	2,072,967	699,868	700,556
Dividend on Preferred Stock	193,666	-	90,847	-
Loss for the period attributable to common stockholders	2,813,726	2,072,967	790,715	700,556

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 4	–	LOSS PER SHARE (cont.)

	Number of shares		Number of shares
	Nine month period ended September 30,		Three month period ended September 30,
	2013	2012	2013	2012

Number of shares:
Weighted average number of shares used in the computation of basic and diluted earnings per share	5,341,551	5,295,543	5,299,927	5,295,543

Total weighted average number of common shares related to outstanding convertible preferred stock, options and warrants excluded from the calculations of diluted loss per share (*)	2,567,368	600,232	3,449,035	600,232

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

On June 4, 2013, we received CE Mark approval for the GlucoTrack DF-F model non-invasive glucose monitoring device from DEKRA Certification B.V. (successor by acquisition of Kema), our European notified body. Receipt of the CE Mark allows us to market and sell the GlucoTrack DF-F glucose monitoring device in European Union (EU) member countries that have adopted the European Medical Device Directive (the “MDD”) without being subject to additional national regulations with regard to demonstration of performance and safety (although certain EU member countries may request or require additional performance and/or safety data from time to time, on a case-by-case basis).  The CE Mark also permits the sale in countries that have an MDD Mutual Recognition Agreement with the EU.  We have not yet commenced sales of the GlucoTrack DF-F, and do not currently have any marketing, sales or distribution capabilities  See the risk factors described under the caption “Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2012.

The GlucoTrack DF-F has not yet been approved for commercial sale in the United States.  We expect to begin clinical trials in the United States by early 2014, if our clinical trial protocol is approved by the U.S. Food and Drug Administration (the “FDA”).

Since receiving CE Mark approval for our GlucoTrack model DF-F blood glucose monitoring device, the Company has shifted its primary focus from research and development activities towards preparation for anticipated future mass-production and distribution of the GlucoTrack model DF-F.

Our continuing and planned research and development activities include:

•	Completed improvements to the connector of the personal-ear clip cable in order to increase the reliability of the personal ear-clip of the GlucoTrack model DF-F;
•	Development of a smaller personal ear-clip to allow use of the device by children as well as adults with smaller ear lobes;
•	Development of GlucoTrack model DF-B for use in developing countries;
•	Addition of an anti-cloning and encryption software and hardware, to protect data stored on the device;
•	Planned development of an internet based application to allow users of the device to upload and share data collected by the device;
•
Collection of data in post market clinical follow up, which the Company intends to use to improve the algorithms used by the device and potentially increase the accuracy level of glucose measurements generated by the device (ongoing);

•	Seeking approval to conduct clinical trials to test the performance of the GlucoTrack device when used by children and teenagers aged 6-18 years old;
•	Preparing for FDA clinical pathway; and
•	Preparing for clinical pathways in certain countries in Asia.

Our completed, continuing, and planned activities in preparation for anticipated future mass-production of the GlucoTrack model DF-F include:

•	Completed and ongoing audits of potential manufacturers in various countries;
•	Development of molds for manufacturing of the main unit and personal ear-clip of the GlucoTrack model DF-F;
•	Designing and building tools and testers for manufacturing of the main unit and personal ear-clip of the GlucoTrack model DF-F;
•	Designing improvements to the assembly process for the personal ear-clip; and
•	Development of a self-test aid to enable users to check the functionality of the personal ear clip.

Our completed, continuing, and planned activities in order to raise awareness of the GlucoTrack model DF-F and prepare for anticipated future distribution of the device include:

•	Hosted a booth at the European Association for the Study of Diabetes conference in Barcelona, Spain in September 2013;
•	Planning to host a table in the Israeli pavilion at the Medica Exhibition to be held in Dusseldorf, Germany in November 2013;
•	Launched an upgraded web site in October 2013;
•	Present posters and give oral presentations at leading conferences in the field of diabetes to raise awareness of the Company and the GlucoTrack device with endocrinologists, nurses and educators;
•	Meet with key opinion leaders in selected markets to raise awareness of the Company and the GlucoTrack device and maintain insights into our target markets;
•	Ongoing discussions (at different stages) with distributors for the European, Asian and South American markets; and
•	Training field engineers to be available to instruct and tutor distributors on proper use of the GlucoTrack mode DF-F and to be available as a resource to answer questions from distributors.

We have not yet generated any revenues from our operations and have incurred comprehensive losses of $18,381,815 from inception through September 30, 2013 and cumulative negative operating cash flow of $13,853,770.  We are dependent upon external sources for financing our operations and there can be no assurance that we will succeed in obtaining the necessary financing to continue our operations.  As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Recent Corporate Developments

Private Placement

On March 13, 2013, we entered into a Securities Purchase Agreement with certain accredited investors (the “Unit Purchasers”) pursuant to which, on March 13, 2013, we issued to the Unit Purchasers an aggregate of 6,300 units (the “Units”), each consisting of (a) one share of the Company’s newly designated Series A 5% Convertible Preferred Stock (the “Preferred Stock”), convertible into shares of our common stock at an initial conversion price of $5.80 per share, and (b) a Warrant to purchase, at an exercise price of $6.96 per share, up to 100% of the shares of common stock issuable upon conversion of such share of Preferred Stock.  The shares of Preferred Stock comprising the Units were convertible into an aggregate of 1,086,178 shares of common stock and the Warrants comprising the Units are exercisable for an aggregate of 1,086,178 shares of common stock, in each case subject to adjustment as described below.

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

In addition, as previously disclosed, we also agreed with the placement agent for the offering that, following the closing of the sale of the Units, we would issue to the holders of the 1,295,535 shares of common stock issued by us at a price of $6.25 per share pursuant to seven closings of a private placement held on December 16, 2010, December 30, 2010, January 31, 2011, March 31, 2011, April 29, 2011, May 31, 2011 and July 29, 2011, respectively, such number of shares of common stock as would reduce the per share purchase price paid by such holders for such shares from $6.25 per share to $5.80 per share, in each case subject to the execution by the holder of a consent to such modification. As a result, upon the receipt of executed consents to modification from all such holders, the Company will issue to such holders an aggregate of 100,526 shares of Common Stock.

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

Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2012.  Our management believes that, as for the financial statements for the periods included in this report, the going concern assessment and the measurement of the Preferred Stock and Warrants with Down-Round Protection are critical accounting policies (see Notes 2C-2F in the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q). However, due to the early stage of operations of the Company, there are no other accounting policies that are considered to be critical accounting policies by management.

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

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues

We did not have any revenues during the three months ended September 30, 2013 and 2012, as we have not yet commercialized our GlucoTrack product candidate.

Research and Development Expenses

Research and development expenses were $495,207 for the three months ended September 30, 2013, as compared to $469,836 for the prior-year period. The increase is primarily attributable to an increase in professional services and travel expenses offset by a decrease in materials and expenses related to receiving CE Mark approval and a decrease in stock-based compensation. Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, travel expenses, clinical trials and other expenses.  We expect research and development expenses to increase in 2013 and beyond in connection with our efforts to seek regulatory approval to market and sell the GlucoTrack DF-F in the United States and certain countries in Europe; conduct Post Market Clinical Follow-up (PMCF) trials in the European Union; improve the GlucoTrack DF-F model device; and develop a new model of the GlucoTrack (including clinical trials for that purpose).

General and Administrative Expenses

General and administrative expenses were $232,189 for the three months ended September 30, 2013, as compared to $216,190 for the prior-year period.  The increase is primarily attributable to an increase in employees’ salaries as a result of hiring one additional employee and an increase in investor relations services.  General and administrative expenses consist primarily of professional services, salaries and other related expenses for executive, finance and administrative personnel, including stock-based compensation expense. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services.  We expect general and administrative expenses to increase in 2013 and beyond as we incur increased costs to comply with the reporting and other obligations applicable to public reporting companies and commence the marketing, sale and manufacture of the GlucoTrack DF-F (including post-market clinical follow-up studies and product liability insurance).

Financing (Income) Expense, net

Financing (income) expense, net was ($27,528) for the three months ended September 30, 2013, as compared to $14,530 for the prior-year period.  The change in financing income is primarily attributable to an increase of $141,357 in financing income related to the fair value of warrants with down-round protection, offset by an increase in expenses related to foreign exchange loss for balances denominated in New Israeli Shekels.

Net Loss

Net loss was $699,868 for the three months ended September 30, 2013, as compared to $700,556 for the prior-year period.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues

We did not have any revenues during the nine months ended September 30, 2013 and 2012, as we have not yet commercialized our GlucoTrack product candidate.

Research and Development Expenses

Research and development expenses were $1,460,755 for the nine months ended September 30, 2013, as compared to $1,423,364 for the prior-year period. The increase is primarily attributable to an increase in professional services and travel expenses, offset by a decrease in expenses related to receiving CE Mark approval.  Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, travel expenses, clinical trials and other expenses.  We expect research and development expenses to increase in 2013 and beyond in connection with our efforts to seek regulatory approval to market and sell the GlucoTrack DF-F in the United States and certain countries in Europe; conduct Post Market Clinical Follow-up (PMCF) trials in the European Union; improve the GlucoTrack DF-F model device; and develop a new model of the GlucoTrack (including clinical trials for that purpose).

General and Administrative Expenses

General and administrative expenses were $786,259 for the nine months ended September 30, 2013, as compared to $664,738 for the prior-year period.  The increase is primarily attributable to an increase in salary expenses  and in professional services expenses as a result of the legal fees incurred in connection with an ongoing arbitration matter as well as investor relations services.  General and administrative expenses consist primarily of professional services, salaries and other related expenses for executive, finance and administrative personnel, including stock-based compensation expense. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services.  We expect general and administrative expenses to increase in 2013 and beyond as we incur increased costs to comply with the reporting and other obligations applicable to public reporting companies and commence the marketing, sale and manufacture of the GlucoTrack DF-F (including post-market clinical follow-up studies and product liability insurance).

Financing (Income) Expense, net

Financing expense (income), net was $373,046 for the nine months ended September 30, 2013, as compared to ($15,135) for the prior-year period.  The increase in financing expense is primarily attributable to an increase of issuance costs of $249,571 allocated to issuance of warrants with down-round protection, an increase of $40,332 in foreign exchange loss for balances denominated in New Israeli Shekels and an increase in linkage difference on principal of loans from shareholders.

Net Loss

Net loss was $2,620,060 for the nine months ended September 30, 2013, as compared to $2,072,967 for the prior-year period.  The increase is primarily attributable to an increase of $249,571 in the fair value of warrants with down-round protection.

Liquidity and Capital Resources

We currently have limited liquidity.  As of December 31, 2012, cash on hand was approximately $0.5 million.  On March 13, 2013, we received gross proceeds of $6.3 million from the sale of the Units.  After giving effect to the payment of commissions to the placement agent for the offering and the payment of certain offering expenses, we received net proceeds of approximately $5.4 million from the sale of the Units.  As of October 31, 2013 we had approximately $3.2 million cash on hand.    Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents will enable us to operate for a period of approximately 9 months from the date of this Quarterly Report on Form 10-Q.  In order to fund our anticipated liquidity needs beyond such 9 month period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need to raise additional capital or to produce revenue, or both.

As of December 31, 2012, we had NIS 300,000 (approximately $80,000 at the exchange rate in effect on that date) available for borrowing under our line of credit with Bank HaPoalim.  Borrowings under the line of credit are secured by our funds on deposit with the bank at the time of borrowing, which generally must be sufficient to cover the principal amount of the borrowings in full.  As of October 31, 2013, we do not have any borrowings outstanding under the line of credit.

Integrity Israel is party to a loan and investment agreement dated February 18, 2003 with Y.H. Dimri Holdings (“Dimri”) pursuant to which Dimri loaned Integrity Israel a principal amount of NIS 1,440,000 ($409,207 based on an exchange rate of 3.519 NIS/dollar as of October 31, 2013), subject to linkage differences in Israel. In addition, Messrs. Avner Gal and Zvi Cohen collectively loaned Integrity Israel NIS 176,000 ($50,014 based on the same exchange rate) in May 15, 2002 pursuant to a board approval.  Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned Integrity Israel $75,000 on March 16, 2004.  These loans, in addition to the loan from Dimri mentioned above, are not to be repaid until the first year in which we realize profits in our annual income statement (accounting profit).  At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales after deduction of VAT in the relevant quarter, beginning on the quarter following the first year in which we realize profits in our annual income statement.  The total amount to be repaid by us to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to us, plus an amount equal to the product of the amount of each payment made by us in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment.  However, notwithstanding the above-mentioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital. The Israeli Consumer Price Index was 177.6386, 178.5793 and 182.3521 as of the dates of the Gal/Cohen loan, Dimri loan and the Tarlovsky/Fisher/Kugler Loan, respectively.  The Israeli Consumer Price Index as of September 30, 2013 was 224.85.  Our board of directors is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

Integrity Israel is committed to pay royalties to the Office of the Chief Scientist of the State of Israel (the “OCS”) on the proceeds from the sale of our systems resulting from research and development projects for which the OCS provided a grant.  During the first three years of sales, we are required to pay royalties of 3% of the sales of such products.  In the fourth, fifth and sixth years of sales, we are required to pay royalties of 4% of such sales and from the seventh year on we are required to pay royalties of 5% of such sales, in all cases up to 100% of the amount of grants received by Integrity Israel from the OCS plus interest at LIBOR. We do not have any other future performance obligations related to the OCS grants. As of the date of this prospectus, the contingent liabilities with respect to OCS grants subject to repayment under these royalty agreements equaled NIS 420,000 ($119,352 at the exchange rate of 3.519 NIS/dollar in effect as of October 31, 2013), not including interest.

Net Cash Used in Operating Activities for the Nine Month Periods Ended September 30, 2013 and September 30, 2012

Net cash used in operating activities was $ 2,282,455 and $ 1,744,465 for the nine month periods ended September 30, 2013 and 2012, respectively.  Net cash used in operating activities primarily reflects the net loss for those periods of $2,620,060 and $2,072,967 respectively, which was reduced by issuance costs allocated to the warrants with down-round protection of $249,571 and $0, respectively, and in part by stock-based compensation of $18,792 and ($17,552), respectively, and by cash provided due to the adjustment to the net loss and changes in operating assets and liabilities in the amounts of $34,019 and $104,342 respectively.

Net Cash Used in Investing Activities for the Nine Month Periods Ended September 30, 2013 and September 30, 2012

Net cash used in investing activities was $91,700 and $13,336 for the nine month periods ended September 30, 2013 and 2012, respectively, and was used primarily to purchase equipment (such as computers, research and development and office equipment)  of $51,777 and $ $6,969 respectively, and fund deposits in respect of employees rights upon retirement of $39,923 and $6,367 respectively.

Net Cash Provided (Used) by Financing Activities for the Nine Month Periods Ended September 30, 2013 and September 30, 2012

Net cash provided (used) by financing activities was $5,241,664 and $50,980 for the nine month periods ended September 30, 2013 and 2012, respectively.  Net cash provided (used) by financing activities in 2013 reflects the proceeds of $3,960,958, net of issuance expenses allocated to the Preferred Stock issued as part of the Units and the proceeds of $1,421,983, net of issuance expenses, allocated to the warrants issued as part of the Units, offset by the payment of ($38,458) in repayment of outstanding balances under our line of credit with Bank HaPoalim and by a dividend of ($102,819) to the holders of our Preferred Stock.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Dated:  November 14, 2013

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