Form 10-K
period 2013-12-31
Integrity Applications, Inc.
filed 2014-03-28
CIK 1506983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________________ to _________________________

Commission file number 000-54785

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

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $0.001 per share

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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

The aggregate market value of the voting stock held by non-affiliates is $42,798,070, based on the closing price of $10.00 per share of the registrant’s common stock, as reported on the OTC bulletin Board on May 22, 2013 (the last recorded sale of the registrant’s common stock in the second fiscal quarter of 2013).

As of March 28, 2014, 5,304,082 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2014 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

GENERAL

Unless the context otherwise requires, the terms “we”, “our”, “ours” “us” and “Integrity”, refer to A.D. Integrity Applications, Ltd., an Israeli corporation (“Integrity Israel”), for all periods prior to July 15, 2010 and to Integrity Israel and Integrity Applications, Inc., a Delaware corporation, on a combined basis, for all periods from and including July 15, 2010.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements. These forward looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. All statements other than statements of historical fact included in this Annual Report on Form 10-K, including statements regarding our future activities, events or developments, including such things as future revenues, product development, clinical trials, regulatory approval, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, projected performance and trends, and other such matters, are forward-looking statements. The words “believe,” “expect,” “intend,” “anticipates,” or “propose,” and other similar words and phrases, are intended to identify forward-looking statements. The forward-looking statements made in this Annual Report on Form 10-K are based on certain historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. These statements relate only to events as of the date on which the statements are made and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. All of the forward-looking statements made in this Annual Report on Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially. Risks and uncertainties, the occurrence of which could adversely affect our business, include the risks identified in this Annual Report on Form 10-K under the caption “Risk Factors,” beginning on page 23. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report unless required by law.

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

On June 4, 2013, we received CE Mark approval for the GlucoTrack DF-F  model non-invasive glucose monitoring device from DEKRA Certification B.V., our European notified body (the “Notified Body”). Receipt of the CE Mark allows us to market and sell the GlucoTrack DF-F glucose monitoring device in European Union (“EU”) member countries that have adopted the European Medical Device Directive (the “MDD”) without being subject to additional national regulations with regard to demonstration of performance and safety. However, although the MDD is applicable throughout the EU, in practice it does not ensure uniform regulation throughout the EU.  Accordingly, member countries may apply and enforce the MDD’s terms differently, and certain EU member countries may request or require performance and/or safety data additional to the MDD’s requirements from time to time, on a case-by-case basis. The CE Mark also permits the sale in countries that have an MDD Mutual Recognition Agreement with the EU. The GlucoTrack model DF-F has not yet been approved for commercial sale in the United States. We expect to begin clinical trials in the United States as early as 2014, if our clinical trial protocol is approved by the U.S. Food and Drug Administration (the “FDA”).

Since receiving CE Mark approval for our GlucoTrack model DF-F monitoring device, we have expanded our primary focus to include, in addition to research and development activities, preparation for anticipated future mass-production and distribution of the GlucoTrack model DF-F in EU member countries and other countries that have an MDD Mutual Recognition Agreement with the EU.  While we have not yet commenced sales of the GlucoTrack model DF-F, we have entered into exclusive distribution agreements with distribution firms in several countries, and expect sales to commence in such countries as early as the first half of 2014.  We are also in the process of negotiating agreements with third party manufacturers in Asia for mass production of the GlucoTrack Model DF-F, as we do not have commercial manufacturing facilities and do not intend to build commercial manufacturing facilities of our own in the foreseeable future.  Our continuing research and development activities are primarily focused on hardware and software improvements, clinical trials to test the performance of the GlucoTrack device when used by children and teenagers between the ages of 6 and 18, preparation for future FDA trials, as well as development of a new device in the family of GlucoTrack.

We have not yet generated any revenues from our operations and have incurred losses of $25,086,679 from inception through December 31, 2013, stockholder’s deficit of $11,063,118 and cumulative negative operating cash flow of $14,791,827. We are dependent upon external sources for financing our operations and there can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

We were incorporated in Delaware in May 2010. On July 15, 2010, we completed a reverse triangular merger with Integrity Israel and Integrity Acquisition Corp. Ltd., an Israeli corporation and a wholly owned subsidiary of ours, pursuant to which Integrity Acquisition Corp. Ltd. merged with and into Integrity Israel and all of the stockholders and option holders of Integrity Israel became entitled to receive shares and options in us in exchange for their shares and options in Integrity Israel (the “Reorganization”). Following the Reorganization, the former equity holders of Integrity Israel were entitled to the same proportional ownership in us as they had in Integrity Israel prior to the Reorganization. As a result of the Reorganization, Integrity Israel became a wholly owned subsidiary of ours. We operate primarily through Integrity Israel.

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

Recent Corporate Developments

Preferred Stock and Warrant Issuance

On March 13, 2013, we entered into a Securities Purchase Agreement with certain accredited investors (the “Unit Purchasers”) pursuant to which, on March 13, 2013, we issued to the Unit Purchasers an aggregate of 6,300 units (the “Units”), each consisting of (a) one share of our newly designated Series A 5% Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”), convertible into shares of our common stock at an initial conversion price of $5.80 per share, and (b) a warrant to purchase, at an exercise price of $6.96 per share, up to 100% of the shares of common stock issuable upon conversion of such share of Preferred Stock (the “Warrant” and, together with the Preferred Stock, the “Units”). The shares of Preferred Stock comprising the Units were convertible into an aggregate of 1,086,178 shares of common stock and the Warrants comprising the Units are exercisable for an aggregate of 1,086,178 shares of common stock, in each case subject to adjustment for certain issuances of common stock or other securities of the Company at an effective price per share that is lower than the conversion price then in effect, as well as for stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders.

The issuance and sale of the Units constituted the second and final closing of an offering of our securities in a private placement transaction.  On November 19, 2012, we completed the first closing of the offering (the “First Closing”), pursuant to which we issued and sold an aggregate of 165,057 shares of common stock at a price of $7.00 per share to certain accredited investors (the “First Closing Purchasers”).  As a result of the conversion of the offering from an offering of common stock to an offering of Units, we agreed with Andrew Garrett, Inc., the placement agent for the offering (the “Placement Agent”), that, following the closing of the sale of the Units, we would exchange the shares of common stock acquired by each First Closing Purchaser in the First Closing for such number of Units equal to the aggregate purchase price paid by such First Closing Purchaser in the First Closing, divided by $1,000, in each case subject to the execution by the First Closing Purchasers of a consent to such modification.  Pursuant to this agreement, on May 13, 2013, we cancelled 162,907 of the 165,057 shares of common stock issued to the First Closing Purchasers and issued to such purchasers an aggregate of 1,140.35 Units.  Such Units include Preferred Stock convertible into an aggregate of 196,597 shares of common stock at a conversion price of $5.80 per share and Warrants exercisable for 196,597 shares of common stock at an exercise price of $6.96 per share.

In addition, we also agreed with the Placement Agent that, following the closing of the sale of the Units, we would issue to the holders of the 1,295,535 shares of common stock issued by us at a price of $6.25 per share pursuant to seven closings of a private placement held on December 16, 2010, December 30, 2010, January 31, 2011, March 31, 2011, April 29, 2011, May 31, 2011 and July 29, 2011, respectively (collectively, the “Previous Private Placement”), such number of shares of common stock as would reduce the per share purchase price paid by such holders in the Previous Private Placement from $6.25 per share to $5.80 per share, in each case subject to the execution by the holder of a consent to such modification. As a result, upon the receipt of executed consents to modification from such holders, the Company has issued or will be required to issue to such holders an aggregate of 100,526 shares of common stock.

Pursuant to a placement agent agreement between us and the Placement Agent, at the closing of the sale of the Units we paid the Placement Agent, as a commission, an amount equal to 7% of the aggregate sales price of the Units, plus 3% of the aggregate sales price as a management fee plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Units.  In addition, pursuant to the placement agent agreement, we issued to the Placement Agent, as partial consideration for its services as placement agent for the offering, warrants to purchase up to 256,554 shares of common stock.  Half of such warrants are exercisable at an exercise price of $5.80 per share, and the remainder of such warrants are exercisable at an exercise price of $6.96 per share.  In addition, on May 13, 2013, we issued to the Placement Agent warrants to purchase an aggregate of 215 shares of common stock at an exercise price of $7.00 per share in partial consideration for its service as placement agent for the First Closing (representing 10% of the shares issued in the First Closing and not exchanged for Units).

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

According to the Diabetes Atlas (Sixth Edition) published by the International Diabetes Federation in 2013, an estimated 382 million adults aged from 20 to 79 worldwide, or 8.4% of the world’s adult population, were estimated to suffer from diabetes in 2013 (not including those persons who suffer from impaired glucose tolerance or gestational diabetes, diabetic conditions first arising during pregnancy). The International Diabetes Federation estimates that this number will grow to approximately 592 million adults worldwide by 2035, a 55% increase from 2013. By 2035 the number of adults suffering from diabetes is estimated to increase by 109.1% in Africa, 96.2% in the Middle East and North Africa, 70.6% in Southeast Asia, 59.8% in South and Central America, 46.0% in the Western Pacific, 37.3% in North America and the Caribbean and 22.4% in Europe, over such regions’ respective 2013 levels.

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

Spot finger stick devices are the most prevalent devices for blood glucose monitoring. These devices require users to insert a strip into a glucose meter, take a blood sample with a finger stick and place a drop of blood on a test strip that yields a single point in time blood glucose measurement. Despite continued developments in the field of blood glucose monitors, the routine measurement of glucose levels remains invasive, painful, inconvenient, difficult and costly. This has resulted in a sub-optimal measurement regimen for many diabetics.

The FDA has approved continuous glucose monitoring system (“CGMS”) devices for blood glucose monitoring, when prescribed by a doctor. CGMS devices use sensors inserted under the skin to check glucose levels in interstitial fluid. The sensor stays in place for several days to a week and then must be replaced. A transmitter sends information about glucose levels via radio waves from the sensor to a pager-like wireless monitor. According to the National Institute of Diabetes and Digestive and Kidney Diseases at the National Institutes of Health, CGMS device users must check blood samples with a conventional glucose meter to calibrate the CGMS devices, and because currently approved CGMS devices are not as accurate as standard blood glucose meters, users should confirm glucose levels with a conventional glucose meter when making treatment decisions.

To our knowledge, only one device other than the GlucoTrack model DF-F is currently approved for use in the EU for spot non-invasive blood glucose measurement. The FDA has previously approved a single non-invasive product for glucose trend analysis, the GlucoWatch®, so long as the device was used with conventional finger stick glucose monitoring devices. However, the device is no longer available commercially.  We are not aware of any other devices that have been approved for use in either the United Stated or the EU for spot or continuous non-invasive blood glucose measurement.

We believe that a significant market opportunity exists for a reliable, inexpensive, non-invasive blood glucose measurement device and that such a device could greatly increase compliance with blood glucose measurement recommendations and help many diabetics better manage their disease, providing significant benefits to both patients and payors.

The Product

Our non-invasive blood glucose monitor, the GlucoTrack DF-F, utilizes a patented combination of ultrasound, electromagnetic and thermal technologies to obtain blood glucose measurements in less than one minute via a small sensor that is clipped onto one’s earlobe and connected to a handheld control and display unit. See Figure A on the following page.

Figure A

We believe that the GlucoTrack DF-F addresses the expressed, currently unmet needs of the diabetic market as it removes or diminishes two of the most significant barriers to the recommended frequent monitoring of blood glucose by diabetics:

•	pain, as the GlucoTrack DF-F is a truly non-invasive device; and

•
cost, as, despite the relatively high upfront cost of purchasing a GlucoTrack DF-F, we anticipate that the total cost of purchasing a device and purchasing replacement ear clips every six months (anticipated to be the only recurring cost, other than calibration costs, which are expected to be minimal) over the useful life of the device will be significantly lower than the cost of purchasing single use glucose sticks over that same period.  See Figure B on the following page, and the accompanying footnotes, for a direct cost comparison of the GlucoTrack DF-F and conventional (invasive) spot finger stick devices.

We estimate that, over a five-year period, a GlucoTrack DF-F user could save an average of $6,405 when compared to the cost of a conventional invasive blood glucose monitoring system, while also taking advantage of the benefits of more frequent blood glucose testing. See Figure B, below.

Figure B

The direct cost comparison assumes (i) a single invasive measurement costs $1.00; (ii) the average user of an invasive device takes five measurements daily; (iii) the average retail price for the GlucoTrack DF-F is $2,000 (including one personal ear-clip); and (iv) the personal ear-clip is replaced every six months at a cost of $100. The direct cost comparison excludes calibration costs, which are expected to be approximately $70, in total, over a five year period.

Despite the fact that the overall costs associated with owning and using a GlucoTrack DF-F device are expected to be substantially lower than the cost of purchasing and using single use invasive devices over an extended period of time, as demonstrated in Figure B above, the significant initial purchase price of a GlucoTrack device might present a barrier to adoption of the GlucoTrack system by patients. In light of this fact, we are suggesting to distributors of the GlucoTrack model DF-F that they consider offering end users financing and/or leasing options to lessen the initial financial burden associated with purchasing a GlucoTrack device.  There can be no assurance that any such alternatives will be made available to end users. In addition, we intend to seek reimbursement approval for the GlucoTrack device from third-party payors, including government payors (such as the Medicare and Medicaid programs in the U.S., in the event the GlucoTrack model DF-F is approved for commercial sale in the U.S.), managed care organizations and other third-party payors. There can be no assurance that such third party-payors will provide reimbursement coverage for the GlucoTrack or, if so, whether such reimbursement coverage will be adequate. See “Risk Factors - If the GlucoTrack DF-F or our future product candidates, if any, fail to achieve market acceptance, we may not be able to generate significant revenue or achieve or sustain profitability” on page 31 of this report.

Instead of directly measuring the glucose level of a user’s blood, as conventional spot finger stick devices do, the GlucoTrack DF-F uses a small, non-invasive sensor that is clipped onto a user’s earlobe to obtain certain body measurements using three technologies, which are then analyzed using a proprietary algorithm on a small, handheld control and display unit. Within one minute, the GlucoTrack DF-F will produce a blood glucose measurement that can be simultaneously audibly announced and displayed on the control unit, as well as recorded on internal flash memory. The two units of the device (main unit and personal ear-clip) are connected through a multi-wire flexible cable. When and if we develop a continuous measurement model, we plan for this connection to be wireless.

Since the GlucoTrack DF-F non-invasive measurement does not directly measure glucose levels in the blood, but rather measures a series of physiological characteristics that correlate with glucose levels, each patient must calibrate his or her device by using a reference to a measurement obtained from an invasive device. Calibration consists of comparing an individual patient’s physiological measurements obtained using the GlucoTrack DF-F to measurements obtained from an invasive device under different circumstances over a defined period (such as fasting and after eating).

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

Non-invasive devices (under different stages of development) generally require frequent recalibration. For example, GlucoWatch, a single non-invasive product for glucose trend analysis that was previously approved for sale by the FDA, but which is no longer available commercially, required recalibrations approximately every 13 hours. The main reasons for calibration are that tissue parameters generally fluctuate in the area of the measurement, and are sensitive to the location of the sensor and the impact of potential disturbances. Disturbances are less frequent in the earlobes, where the GlucoTrack DF-F takes its measurements. Utilizing three channels simultaneously reduces the noise contribution in the measurement. In addition, the personal ear-clip contains sensors to help users attach the device to the proper part of the ear lobe.  The Notified Body for our CE Mark approval has determined that the initial calibration of the GluckTrack DF-F device is valid for a period of six months, while to our knowledge, competing products require recalibration significantly more frequently. Therefore, the GlucoTrack will require only an initial calibration upon use of a new personal ear-clip (to be replaced every six months) and will not require recalibration.  However, to date, in informal discussions with the FDA, the FDA has indicated that initially it would require recalibration of the GlucoTrack DF-F every month, but has not yet indicated what standards will be used for clearance.  Thus, if and when we receive FDA approval to market the GlucoTrack DF-F in the United States, we may be required to provide for calibration on at least a monthly basis.  Recalibration of the device would be accomplished in the same manner as the initial calibration of the device, by comparing the readings obtained from the GlucoTrack DF-F against measurements obtained using an invasive device. We expect that the initial calibration and the first one or two recalibrations would be completed by experienced clinicians in a clinical setting, and all other recalibrations after the initial one or two recalibrations would be completed by the patient in a location of his or her choosing.

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

Unlike conventional spot finger stick devices, which require single-use glucose test strips, the GlucoTrack DF-F requires no short term disposables. We believe that the personal ear-clip that accompanies each GlucoTrack DF-F will need to be replaced only once every six months, although regulatory authorities may require that replacement occur more frequently. Since there is no additional cost or pain involved with each blood glucose measurement using the GlucoTrack DF-F, we believe that users of our device would be encouraged to take multiple blood glucose measurements per day, significantly increasing compliance with blood glucose measurement recommendations and helping diabetics better manage their disease. More frequent testing of blood glucose levels may provide a patient with information that can be used to determine optimal timing and dosage for corrective treatments such as insulin, and can also direct a patient to seek a clinical analysis or detailed testing and diagnosis. We believe that the GlucoTrack DF-F’s non-invasive advantages will hold particular appeal for classes of users that require special care, including premature infants (through a separate GlucoTrack device which we may developed in the future), children and the elderly.

We intend to eventually develop a family of GlucoTrack devices, including a device for night time usage (which would provide advance warnings of potential hypoglycemic episodes); a continuous measurement device; a driver alert device; a basic model to be used in poorer countries; a device for use in pediatric incubators; and a device for people with pre-diabetes. The current GlucoTrack device, or DF-F, measures glucose levels at discrete times as desired by the user, known as spot measurement. We intend that next generation models of GlucoTrack will include both spot and continuous measurements of glucose levels. We also intend to develop accessories for GlucoTrack, and software applications for data processing and analysis. Certain models of the device will include a USB port to allow offline analysis of downloaded data. All of the above models will be derivative of the technologies currently used by the DF-F model. The modifications involve mostly engineering changes as opposed to development. Notwithstanding the foregoing, there is no assurance that we will be successful in developing or engineering any of these models or accessories.

The GlucoTrack DF-F has received CE Mark approval, which allows us to market and sell the GlucoTrack DF-F glucose monitoring device in EU member countries that have adopted the MDD without being subject to additional national regulations with regard to demonstration of performance and safety. While the MDD is applicable throughout the EU, it requires only a minimum level of harmonization among member countries.  Accordingly, member countries may apply and enforce the MDD’s terms differently, and certain EU member countries may request or require performance and/or safety data additional to the MDD’s requirements from time to time, on a case-by-case basis.  Moreover, the MDD notwithstanding, because the regulatory regimes of the EU member countries are significantly diverse, it is difficult to predict future regulatory developments and risks. The GlucoTrack DF-F has not yet been cleared or approved for commercial sale in any other jurisdiction, including the United States.  See “Government Regulation - Regulation of the Design, Manufacture and Distribution of Medical Devices” begining on page 14 of this report for a discussion of the approval process for commercial sale in the United States. There can be no assurance that approval for commercial sale in any additional jurisdiction will be obtained on a timely basis or at all.

Manufacturing

We do not have commercial manufacturing facilities and do not intend to build commercial manufacturing facilities of our own in the foreseeable future. To date, we have worked with A.Y. Electronics Ltd., a third party manufacturer located in Israel, to produce the GlucoTrack Model DF-F devices used in our clinical trials and in demonstrations.  We expect to continue to work with this manufacturer to produce GlucoTrack Model DF-F devices to satisfy purchasers orders (if any) that we may receive under our distribution agreements, although we have not entered yet into an agreement with the manufacturer for such purposes.  As we anticipate that our manufacturing needs will likely increase in the future, we are negotiating agreements with a third party manufacturer in Asia for future mass production of the GlucoTrack Model DF-F.   Our suppliers and their manufacturing facilities must comply with applicable regulations in the jurisdictions in which the GlucoTrack Model DF-F is being marketed (including ISO 13485 in the EU), current quality system regulations, which include current good manufacturing practices, and to the extent laboratory analysis is involved, current good laboratory practices. There can be no assurance that we will be able to enter into agreements with qualified manufacturers on terms acceptable to us, or at all, or that, once contracted, such manufacturers will perform as expected.

Furthermore, the manufacturing of the GlucoTrack Model DF-F may be impacted by the Recast Directive on the Restriction of Hazardous Substances in Electrical and Electronic Equipment, 2011/65/EU (“RoHS 2”). RoHS 2 is a new EU directive that comes into force on July 22, 2014.  Like the MDD, RoHS 2, a recast of Directive 2002/95/EC that will cover electrical and electronic medical devices, is relevant in order to obtain CE Marking for certain products.  RoHS 2 compliance requires medical device manufacturers to:  draw up required technical documentation; conduct an internal control procedure in accordance with Module A of Annex II to Decision No. 768/2008/EC; prepare a Declaration of Conformity; and affix CE Marking to a finished product.  Although these requirements are similar to those of the MDD, RoHS 2 does not require a Notified Body assessment of compliance. However, if they are not compliant with RoHS 2, medical device manufacturers face the risk of being barred from selling medical devices in the EU after July 22, 2014.

Sales & Marketing

We do not have dedicated sales or marketing personnel, as we intend to collaborate with third parties with established sales and marketing operations in the medical device industry to market and sell the GlucoTrack DF-F to point of sale end users and/or local distributors.  We have entered into agreements with leading distributors to sell the GlucoTrack DF-F device in a number of jurisdictions and are seeking to enter into agreements with distributors in additional jurisdictions.  However, there can be no assurance that we will be able to enter into additional distribution agreements on terms acceptable to us or at all or that, once contracted, our distributors will perform as expected.

Our distribution agreements entered into to date generally appoint the counterparty as the exclusive distributor of the GlucoTrack model DF-F in a stated territory.  Where local regulatory approval of the device is required, such appointment is generally conditioned upon receipt of such approval.  Our distributions agreements to date generally have a term of eighteen months to three years, subject to renewal for additional terms of one year each unless either party provides notice of non-renewal at least six months prior to the end of the then current term.  The distribution agreements provide minimum purchase quotas for the first contract year.  If a distributor fails to reach a specified quota, we may either terminate the distributor’s appointment upon thirty days prior written notice to the distributor, or, by notice to the distributor, provide that its distribution rights in the applicable territory shall no longer be exclusive.

Government Regulatory

Healthcare is heavily regulated by federal, state and local governments in the United States, and by similar authorities in other countries.  Any product that we develop must receive all relevant regulatory approvals or clearances, as the case may be, before it may be marketed in a particular country. The laws and regulations affecting healthcare change regularly, thereby increasing the uncertainty and risk associated with any healthcare-related venture. The United States government has in the past considered, is currently considering and may in the future consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly and adversely affect reimbursement for healthcare products such as GlucoTrack devices. These policies have included, and may in the future include: basing reimbursement policies and rates on clinical outcomes, the comparative effectiveness and costs of different treatment technologies and modalities; imposing price controls and taxes on medical device providers; and other measures. Future significant changes in the healthcare systems in any jurisdiction in which the GlucoTrack model DF-F or our future products, if any, may be cleared for sale could also have a negative impact on the demand for the GlucoTrack model DF-F or our future products, if any. These include changes that may reduce reimbursement or payment rates for such products.

In the United States, the federal government regulates healthcare through various agencies, including but not limited to the following: (i) the FDA, which administers the Food, Drug, and Cosmetic Act, as well as other relevant laws; (ii) the Centers for Medicare & Medicaid Services (“CMS”), which administers the Medicare and Medicaid programs; (iii) the Office of Inspector General, which enforces various laws aimed at curtailing fraudulent or abusive practices including, by way of example, the Anti-Kickback Law, the Anti-Physician Referral Law, commonly referred to as the Stark Law, the Anti-Inducement Law, the Civil Money Penalty Law, and the laws that authorize the Office of Inspector General to exclude health care providers and others from participating in federal healthcare programs; and (iv) the Office of Civil Rights which administers the privacy and security aspects of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). All of the aforementioned are agencies within the Department of Health and Human Services. Healthcare is also provided or regulated, as the case may be, by the Department of Defense through its TriCare program, the Department of Veterans Affairs under, among other laws, the Veterans Health Care Act of 1992, the Public Health Service within the Department of Health and Human Services under the Public Health Service Act, the Department of Justice through the Federal False Claims Act and various criminal statutes, and state governments under the Medicaid program and their internal laws regulating all healthcare activities.  If and when we receive FDA approval to market the GlucoTrack DF-F in the United States, we will be subject to regulation by some or all of the foregoing agencies.

The applicable regulatory schemes in the EU are significantly more diverse than those in the United States and do not lend themselves to similar summary.  Although the CE Mark system and the MDD require a minimum level of harmonization in the EU, each EU member country may impose additional regulatory requirements.  Because there are numerous EU member countries with distinct legal systems, the scope of potential regulatory requirements in each of the EU countries (additional to the harmonized EU requirements) is difficult to summarize or predict.

Regulation of the Design, Manufacture and Distribution of Medical Devices

Any product that we develop must receive all relevant regulatory clearances or approvals, as the case may be, before it may be marketed in a particular country.

Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country.  These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls in others. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain FDA approval (as described below). These differences may affect the efficiency and timeliness of international market introduction of GlucoTrack DF-F. For countries in the EU, medical devices must display a CE Mark before they may be imported or sold and must comply with the requirements of the MDD or the Active Implantable Medical Device Directive. On June 4, 2013, we received our CE Mark approval for the GlucoTrack DF-F model non-invasive glucose monitoring device from the “Notified Body. Receipt of the CE Mark allows us to market and sell the GlucoTrack DF-F glucose monitoring device in EU member countries that have adopted the European MDD without being subject to additional national regulations with regard to demonstration of performance and safety. However, although the MDD is applicable throughout the EU, in practice it does not ensure uniform regulation throughout the EU.  Rather, the MDD requires only a minimum level of harmonization in the EU.  Accordingly, member countries may apply and enforce the MDD’s terms differently, and certain EU member countries may request or require performance and/or safety data additional to the MDD’s requirements from time to time, on a case-by-case basis. The CE Mark also permits the sale in countries that have an MDD Mutual Recognition Agreement with the EU.

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

In the United States, a company generally can obtain permission to distribute a new device in two ways – through a so-called “510(k)” premarket notification application or through a Section 515 premarket approval (“PMA”) application. The 510(k) submission applies to any device that is substantially equivalent to a device first marketed prior to May 28, 1976 or to another device marketed after that date, but which was substantially equivalent to a pre-May 28, 1976 device. These devices are either Class I or Class II devices. Under the 510(k) submission process, the FDA will issue an order finding substantial equivalence to a predicate device (pre-May 28, 1976 or post-May 28, 1976 device that was substantially equivalent to a pre-May 28, 1976 device) and permitting commercial distribution of that device for its intended use. A 510(k) submission must provide information supporting its claim of substantial equivalence to the predicate device. The FDA permits certain low risk medical devices to be marketed without requiring the manufacturer to submit a premarket notification. In other instances, the FDA may require that a premarket notification not only be submitted, but also be accompanied by clinical data. If clinical data from human experiments are required to support the 510(k) submission, these data must be gathered in compliance with investigational device exemption regulations for investigations performed in the United States. The FDA review process for premarket notifications submitted pursuant to section 510(k) should take about 90 days, but it can take substantially longer if the agency has concerns, and there is no guarantee that the agency will clear the device for marketing, in which case the device cannot be lawfully distributed in the United States. If the FDA finds that the device subject to the premarket notification is substantially equivalent to a proper predicate device, then the agency may “clear” that device for marketing. These devices are not “approved” by the FDA. There is no guarantee, however, that the agency will deem the device subject to the 510(k) process, as opposed to the more time-consuming, resource intensive and problematic PMA application process described below.

The more comprehensive PMA process applies to a new device that either is not substantially equivalent to a pre-May 28, 1976 product or is to be used in supporting or sustaining life or preventing impairment. These devices are normally Class III devices and can only be marketed following approval of a PMA application. For example, most implantable devices are subject to the PMA approval process. Two steps of FDA approval generally are required before a company can market a product in the U.S. that is subject to Section 515 PMA approval, as compared to a Section 510(k) clearance. First, a company must comply with investigational device exemption regulations in connection with any human clinical investigation of the device; however those regulations permit a company to undertake a clinical study of a “non-significant risk” device without formal FDA approval. Prior express FDA approval is required if the device is a significant risk device. If there is any doubt as to whether a device is a “non-significant risk” device, companies normally seek prior approval from the FDA. Normally, clinical studies of new diagnostic products are conducted in tandem with a cleared or approved device and treatment decisions are based on the results from the existing diagnostic device. In such a setting, the FDA may well consider the clinical trial as one not posing a significant risk. However, FDA action is always uncertain and dependent on the contours of the design of the clinical trial and the device and there is no assurance that the FDA would consider any proposed clinical trial as one posing a non-significant risk. Moreover, before undertaking any clinical trial, the company sponsoring the trial and the investigator conducting the trial are required by federal law to seek and obtain the approval of institutional review boards. An institutional review board weighs the risks and benefits of a proposed trial to ensure that the human subjects are not exposed to unnecessary risk and reviews the informed consent form to ensure that it meets federal requirements and accurately describes the risks and benefits, if any, of the clinical trial. IRB review occurs annually and annual re-approval is required. University medical centers as well as other entities maintain and operate institutional review boards. Second, the FDA must review a company’s PMA, which contains, among other things, clinical information acquired under the investigational device exemption. The FDA will approve the PMA if it finds there is reasonable assurance that the device is safe and effective for its intended use. The premarket approval process takes substantially longer than the 510(k) process.

The GlucoTrack DF-F has not yet been approved for commercial sale in the United States. We believe that the GlucoTrack DF-F device will be classified as a Class III device that will be subject to the PMA process and require human clinical trials, although that may not be true with other products mentioned in this report. We currently anticipate that we will submit the protocol for U.S. clinical trials of the GlucoTrack DF-F to the FDA as early as the second half of 2014. Following approval of the clinical trial protocol for the GlucoTrack DF-F by the FDA, we intend to conduct clinical trials of the GlucoTrack DF-F device at one location in the U.S. We have commenced negotiations for such location.

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

A manufacturer of a device approved through the PMA process is not permitted to make changes to the device which affect its safety or effectiveness without first submitting a supplement application to its PMA and obtaining FDA approval for that supplement. In some instances, the FDA may require clinical trials to support a supplement application. A manufacturer of a device cleared through a 510(k) submission must submit another premarket notification if it intends to make a change or modification in the device that could significantly affect the safety or effectiveness of the device, such as a significant change or modification in design, material, chemical composition, energy source or manufacturing process. Any change in the intended uses of a PMA device or a 510(k) device requires an approval supplement or cleared premarket notification. Exported devices are subject to the regulatory requirements of each country to which the device is exported, as well as certain FDA export requirements.

Recently Enacted Health Care Reform Legislation in the United States

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

The enacted legislation contains many provisions designed to generate the revenues necessary to fund the coverage expansions. The most relevant of these provisions are those that impose fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, each medical device manufacturer is required to pay an excise tax (or sales tax) in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. The tax applies to all medical devices, including our products and product candidates. The ACA also provides for increased enforcement of the fraud and abuse regulations previously mentioned.

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

On August 2, 2011, President Obama and Congress enacted the Budget Control Act of 2011 to increase the federal government’s borrowing authority (the so-called “debt ceiling”) and reduce the federal government’s projected operating deficit. To implement this legislation, President Obama and members of Congress have proposed various spending cuts and tax reform initiatives, some of which could result in changes (including substantial reductions in funding) to Medicare, Medicaid or Medicare Advantage Plans. Under the agreement reached to allow the federal government to raise the debt ceiling in August, a twelve-member, bipartisan committee was given a deadline of November 23, 2011 to develop recommendations for reducing the federal budget deficit by a total of at least $1.2 trillion over ten years. However, the committee was not able to agree on a plan and, therefore, $1.2 trillion in automatic spending cuts, including a two-percent reduction in Medicare payments to dialysis facilities went into effect on January 1, 2013. In November 2013, CMS released a final rule that included a 12% cut for reimbursement of dialysis intravenous services.  While CMS created other offsets to make the first two years of the cut budget neutral, the adjustment itself in the bundle went down by 3.3% starting in January 2014, as part of a 3-4 year transition period to reach the 12% reduction. This means that Medicare dialysis rates will be flat in 2014 and 2015 in an environment of increasing expenses. These measures and any future federal legislation relating to the debt ceiling or deficit reduction could have a material adverse effect on us.

There are ongoing discussions in the EU regarding amending the relevant regulatory framework.  It is difficult to predict what effect any amendments to the existing EU legislation may have.  Furthermore, each individual EU member country has the authority to amend its regulations and requirements additional to the minimum harmonization required by the MDD.  Because the EU member countries have diverse legal systems, it is difficult to predict what, if any, amendments may be implemented in each of the EU member countries and whether they may adversely affect us.

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

Inasmuch as a percentage of the projected patient population that could potentially benefit from the GlucoTrack DF-F is elderly, Medicare would likely be a potential source of reimbursement in the United States. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, certain disabled persons, persons with end-stage renal disease and those suffering from Lou Gehrig’s Disease. In contrast, Medicaid is a medical assistance program jointly funded by United States federal and state governments and administered by each state pursuant to which benefits are available to certain indigent patients. The Medicare and Medicaid statutory framework is subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare and Medicaid.

Medicare reimburses for medical devices in a variety of ways depending on where and how the device is used. However, Medicare only provides reimbursement if CMS determines that the device should be covered and that the use of the device is consistent with the coverage criteria. A coverage determination can be made at the local level by the Medicare administrative contractor (formerly called carriers and fiscal intermediaries) or a private contractor that processes and pays claims on behalf of CMS for the geographic area where the services were rendered, or at the national level by CMS. There are new statutory provisions intended to facilitate coverage determinations for new technologies under the Medicare Prescription Drug Improvement and Modernization Act of 2003 §§ 731 and 942, but it is unclear how these new provisions will be implemented. Coverage presupposes that the device has been cleared or approved by the FDA and, further, that the coverage will be no broader than the approved intended uses of the device (i.e., the device’s label) as cleared or approved by the FDA, but coverage can be narrower. In that regard, a narrow Medicare coverage determination may undermine the commercial viability of a device.

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

Outside the United States, availability of reimbursement from third parties varies widely from country to country.  Within the EU, member countries’ medical reimbursement and healthcare coverage regulations and systems differ significantly.  It is, therefore, difficult to analyze and predict the prospect of consistent availability of adequate reimbursement in the various EU member countries.

Until a reimbursement code is achieved, in order to reduce out of pocket expenses for users and increase the number of devices sold, we are suggesting to distributors of the GlucoTrack model DF-F in the United States (and would anticipate suggesting to our distributors in the United States in the future, , if and when we receive FDA approval to market the GlucoTrack DF-F in the United States) that they consider offering end users financing and/or leasing options to lessen the initial financial burden associated with purchasing a GlucoTrack device.  There can be no assurance that any such alternatives will be made available to end users.

Anti-Fraud and Abuse Rule

There are extensive United States federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry that can result in significant criminal and civil penalties that can materially affect us, if and when we receive FDA approval to market the GlucoTrack DF-F in the United States. These federal laws include, by way of example, the following:

•
The anti-kickback statute (Section 1128B(b) of the Social Security Act), which prohibits certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare, Medicaid and other federal healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs;

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

Similarly the EU and EU member countries may have similar fraud and abuse laws which would regulate our business in those jurisdictions.  However, given the diversity of legal systems within the EU, it is difficult to predict with specificity what anti-fraud legislation and regulations may be implemented and the penalties that they impose.

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

As federal and state budget pressures continue, federal and state administrative agencies may also continue to escalate investigation and enforcement efforts to root out waste and to control fraud and abuse in governmental healthcare programs. A violation of any of these federal and state fraud and abuse laws and regulations could have a material adverse effect on a supplier’s liquidity and financial condition. An investigation into the use of a device by physicians may dissuade physicians from recommending that their patients use the device. This could have a material adverse effect on our ability to commercialize the GlucoTrack model DF-F.

The Privacy Provisions of HIPAA

In the United States HIPAA, among other things, protects the privacy and security of individually identifiable health information by limiting its use and disclosure. HIPAA directly regulates “covered entities,” such as healthcare providers, insurers and clearinghouses, and regulates “business associates,” with respect to the privacy of patients’ medical information. All entities that receive and process protected health information are required to adopt certain procedures to safeguard the security of that information. It is uncertain whether we would be deemed to be a covered entity under HIPAA and, owing to changes in the law, it is uncertain, based on our current business model, whether we would be a business associate. Nevertheless, we will likely be contractually required to physically safeguard the integrity and security of any patient information that we receive, store, create or transmit in the United States. If we fail to adhere to our contractual commitments, then our physician, hospital or insurance customers may be subject to civil monetary penalties, which could adversely affect our ability to market our devices. Recent changes in the law wrought by the provisions of Health Information Technology for Economic and Clinical Health (HITECH) Act, enacted as part of the American Recovery and Reinvestment Act of 2009, increase the duties of business associates and covered entities with respect to protected health information that thereby subject them to direct government regulation, increasing its compliance costs and exposure to civil monetary penalties and other government sanctions. While HITECH does not alter the definition of a business associate, it makes it more likely that covered entities with whom we are likely to do business in the United States, if and when we receive FDA approval to market the GlucoTrack DF-F in the United States, will require us to enter into business associate agreements.

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

We have obtained an issued patent for “A Method of Monitoring Glucose Level” in the United States, Europe, Australia, Canada, China, India, Israel, Japan, Mexico, the Philippines, Russia, South Africa and South Korea. This patent expires in 2023 in the United States and 2023 or 2024 in most other jurisdictions.  One additional patent application is awaiting examination in Brazil.

We have also obtained an issued patent in the United States for an invention entitled “Device For Non-Invasively Measuring Glucose.” The issued United States patent expires in 2031. During 2011 and 2012, we filed additional patent applications for this invention, based on the same original U.S. provisional patent application, in the U.S., Europe, Australia, Brazil, Canada, Chile, China, Hong-Kong, India, Israel, Japan, Russia, South Africa, South Korea and Taiwan covering the technologies related to the GlucoTrack® measurement process, as well as the combination of the three technologies used in the GlucoTrack® device.

Regarding the “Ear Clip for Medical Monitoring Device” and its structure, in 2013 we filed a utility patent application in Israel and in March 2014 filed a corresponding Patent Cooperation Treaty application and a corresponding application in Taiwan.  We also expect to file National Stage applications in other key countries.

Regarding the unique designs for the glucose monitoring device, we have design registrations in Europe and China for the Hinge Pin Joint and pending design applications in Israel, the U.S., India, Japan, the Philippines, South Korea and Taiwan.  We also have a design registration in Europe and pending design applications in Israel, China, the U.S., Brazil, India, Japan, the Philippines, South Korea and Taiwan for the Ear Clip; a design registration in Europe and pending design applications in Israel and China for the Temperature Sensor; and pending design applications in Israel and China for the Measuring Device.

We have obtained trademark registrations for GlucoTrack in the U.S., Europe and sixteen other countries, including Argentina, Australia, Brazil, Chile, China, India, Indonesia, Israel, Japan, Mexico, New Zealand, Russia, South Africa, South Korea, Taiwan and Turkey, and have trademark applications pending for GlucoTrack in Canada and are in the process of filing trademark applications in the Philippines, Thailand, Uruguay and Vietnam.

Additional applications are pending in the U.S. and Israel to register the trademark "JUST CLIP IT!", and expect to file applications in 2014 to register this trademark in Europe, Brazil, China, India, Japan, South Africa and South Korea.

Patent protection is highly uncertain and involves complex legal and factual questions and issues. The patent application and issuance process can be expected to take several years and entails considerable expense. There can be no assurance that patents will issue as a result of any applications or that any patents resulting from such applications or our existing patents will be sufficiently broad to afford protection against competitors with similar or competing technology. Patents that we obtain may be challenged, invalidated or circumvented, or the rights granted under such patents may not provide us with any competitive advantages.

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

Within the last few years, CGMS devices have been introduced into the market and will compete with the GlocoTrack model DF-F and our future devices, if any. Currently, three different brands have obtained FDA clearance to market, and are selling, CGMS devices in the U.S. and EU markets. These brands are sold by Medtronic-MiniMed, Abbott and Dexcom. CGMS devices are invasive devices, in which a needle is inserted under the skin (either in the abdomen or the upper arm) and measures interstitial fluid. Although we cannot predict what standards will be employed by applicable regulatory authorities as we seek FDA clearance, the results achieved by the GlucoTrack DF-F in our safety and performance clinical trial conducted in 2012 and 2013 were similar to the results obtained from the CGMS devices that have been introduced to the market, as of the time of their introduction.

In addition, other companies are developing noninvasive glucose testing devices and technologies that could compete with our devices. There are also a number of academic and other institutions involved in various phases of technology development regarding blood glucose monitoring devices. We believe that the majority of noninvasive blood glucose monitors in development require frequent calibrations (from a few hours to a few days, compared to the GlucoTrack model DF-F, which has a demonstrated efficacy period of 6 months from the initial calibration). Among the companies developing noninvasive glucose testing devices are Echo Therapeutics, Inc. and Grove Instruments. Other companies developing continuous measurement devices, based on minimally invasive methods, such as implants or subdermal needles include Medtronic, Inc., Abbot Laboratories and Dexcom, Inc.

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

To our knowledge, a summary of potential competitors with non-invasive products in development is set forth below in Figure D.

Figure D

	Company	Product	Technology	Calibration	Type of Measurement	Technology Description
1.	Echo Therapeutics (MA, USA)	Symphony	UltraSound	Daily calibration	Continuous	Needle-free skin permeation and non-invasive, continuous transdermal glucose biosensor (device attached to skin).
2.	Freedom Meditech (MA, USA)		Optical Polarimetry (in front of the eye)	Not known	Spot; Screening	Non-invasive direct measurement of glucose levels in front of the eye via optical polarimetry.
3.	Grove Instruments (MA, USA)	GI-200	Optical Bridge	Not known	Spot	Optical bridge uses 3 diode lasers in the NIR spectrum and one in the visible spectrum to measure glucose.
4.	AiMedics (Australia)	HypoMon	Skin Bio-Sensors	Not known	Continuous	Uses skin sensors strapped to a patient’s chest to continuously measure the patient’s glucose levels as they sleep. Used for Type 1 patients aged 10 to 25 years.
5.	Cybiocare (Quebec, Canada)	OHD	Optical	Not known	Continuous	Through a device strapped to a patient’s arm, continuously measures glucose levels by using infrared light to detect hypoglycemia in the patient.
6.	Cynoga Medical (Israel)	TensorTip CGM Combo Glucometer	Optical	Look up table	Spot	4 LED signals are beamed through the finger; color image sensor executes a special algorithm.

Employees

As of December 31, 2013, we had twenty-one full-time employees and twelve part-time employees. None of our employees are represented by a collective bargaining agreement.

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

Integrity Israel is party to a loan and investment agreement with Dimri, pursuant to which Dimri loaned Integrity Israel a principal amount of New Israeli Shekel (“NIS”) 1,440,000, subject to linkage differences in Israel ($414,866 based on the exchange rate of 3.471 NIS/dollar as of December 31, 2013). In connection with such loan, Dimri received shares of common stock representing 25% of Integrity Israel’s ordinary shares at such time. Under the loan and investment agreement, certain rights in Integrity Israel were granted to Dimri, including an anti-dilution provision that provided that Dimri’s holdings in Integrity Israel would not be diluted below 18% of Integrity Israel’s issued capital shares as a result of any investment in Integrity Israel, subject to the fulfillment of certain requirements. On the date of the Reorganization, Dimri owned 18% of Integrity Israel’s ordinary shares and, therefore, upon the completion of the Reorganization, Dimri was entitled to receive 18% of the shares of common stock of the Company outstanding on such date in exchange for his shares in Integrity Israel, subject to the fulfillment of certain requirements. We believe, based on the advice of Israeli counsel, that, given Dimri no longer owns shares in Integrity Israel as a result of the Reorganization, rights attached to the shares in Integrity Israel no longer exist in Integrity Israel and do not and have never existed in us. However, Dimri has refused to acknowledge or agree to the termination of these rights and has challenged our position.

On June 23, 2011, Dimri appealed to the District Court of HaMerkaz District in Petah Tikva, Israel, requesting the court to appoint an arbitrator to decide the dispute between Integrity Israel, the founders of Integrity Israel and Dimri (HPB 40754-06-11). On December 26, 2011, an arbitrator was appointed in this matter. On March 20, 2012, Dimri submitted a statement of claim to the arbitrator and pled for a declaratory judgment against Integrity Israel and the Founders of Integrity Israel. Dimri claimed that its rights under the loan and investment agreement, Integrity Israel’s Articles of Association and two other internal agreements entered into among the Founders of Integrity Israel are valid and in effect. Dimri also pled for an injunction requiring the founders of Integrity Israel to transfer shares of our common stock held by them to Dimri, from time to time, in such amounts necessary so that Dimri’s holdings in us would not be diluted below 18% of our issued share capital at any time. The defendants in the arbitration submitted a statement of defense on May 28, 2012 and Dimri submitted a reply on June 14, 2012. At a preliminary session held on June 19, 2012, the arbitrator suggested that the parties meet with him in order to examine whether a settlement can be reached. A meeting for this purpose had been set for August 27, 2012 but has been postponed by the arbitrator. After several postponements, Dimri submitted its affidavits on October 16, 2012. The defendants submitted their affidavits on February 7, 2013. Testimony and summary hearings were conducted in June 2013. Thereafter, the parties have entered into settlement discussions, which have not yet concluded.

As a condition to the Previous Private Placement, our founders, Avner Gal, Zvi Cohen, David Malka, Ilana Freger and Alex Reikhman, entered into an Irrevocable Undertaking of Indemnification with us pursuant to which, among other things, the founders agreed to indemnify us and hold us harmless from any adverse consequences (excluding the fees and costs of defending us) that result from Dimri’s, or Dimri’s successors’ or assigns’, enforcement of the anti-dilution rights granted to Dimri as described above. The founders’ obligations under the Irrevocable Undertaking of Indemnification only obligate each founder to transfer up to such number of shares of our common stock that he or she owned as of the date of the Reorganization to Dimri or to us. The term of the Irrevocable Undertaking of Indemnification is three years (subject to extension if there is a pending action), provided that, after two years, any founder may sell or transfer up to twenty percent (20%) of his or her shares of common stock covered by the Irrevocable Undertaking of Indemnification so long as no action is pending by Dimri against us at the time of such sale and the sale price of the common stock is at least $6.25 per share. No assurances can be made that the Irrevocable Undertaking of Indemnification will fully protect us or our stockholders from any adverse consequences of an action by Dimri to enforce its anti-dilution rights. In addition, Dimri may assert other rights that it had under the loan and investment agreement, for which we are not indemnified.

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

We have a history of operating losses, and there is no assurance that we will generate revenues or become profitable in the near future.

We are a pre-clinical stage medical device company with a limited operating history. We are not profitable and have incurred losses since our inception. We do not anticipate that we will generate revenue from the sale of products until at least the second quarter of 2014. Our initial product, the GlucoTrack DF-F, has not been approved for marketing in the United States and may not be sold or marketed without FDA clearance or approval in the United States. While our GlucoTrack DF-F model received CE Mark approval in 2013, there is no assurance that we will be able to generate any revenues from sales of such model in the EU or any other jurisdictions. We continue to incur research and development and general and administrative expenses related to our operations and the development of our first product. Our net losses for the years ended December 31, 2013 and 2012 were approximately $9.8 million (including approximately $6.3 million attributable to the issuance of warrants with down-round protection) and $2.8 million, respectively, and we had an accumulated deficit of approximately $25 million as of December 31, 2013. We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we prepare for and begin to commercialize the GlucoTrack DF-F. If we are not successful in manufacturing and distribution the GlucoTrack DF-F, or if the GlucoTrack DF-F does not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm noted in its report accompanying our financial statements for the fiscal year ended December 31, 2013 that we had suffered significant losses during the development stage, had a negative operating cash flow since inception and that the development and commercialization of our product is expected to require substantial expenditures. We have not yet generated any revenues from our operations to fund our activities, and are therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1B to the financial statements appearing elsewhere in this report; however management cannot assure that its plans will be successful in addressing these issues.The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in our common stock.

We may require substantial additional funding, which may not be available to us on acceptable terms, or at all.

Our cash on hand was approximately $1.78 million and as of March 20, 2014. Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents, will enable us to operate for a period of approximately five months from the date of this report. In order to fund our anticipated liquidity needs beyond such five month period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we may need to raise additional capital. Our future funding requirements will depend on many factors, including but not limited to:

•	the costs associated with the manufacture of our product in sufficient quantities for commercial sale;

•	the costs associated with establishing commercialization capabilities, including a sales force if we distribute our product other than through distributors;

•	the costs and timing of seeking and obtaining FDA and other non-U.S. regulatory clearances and approvals; our need to expand research and development activities;

•	the need and ability to hire additional management and scientific and medical personnel;

•	the effect of competing technological and market developments;

•	the need to implement additional internal systems and infrastructure, including financial and reporting systems;

•	the rate of progress and cost of our clinical trials; and

•	the ability to maintain, expand and defend the scope of our intellectual property portfolio.

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

The agreements governing our outstanding Preferred Stock contain a number of significant covenants that, among other things, limit our ability to incur indebtedness or liens, and repay, repurchase, pay dividends on or otherwise make distributions in respect of any shares of common stock or other securities junior to the Preferred Stock. Unless we receive a consent or a waiver from the holders of our Preferred Stock, these covenants may restrict our ability to take certain actions that we would have otherwise taken in the absence of these covenants and which may be in the best interests of Integrity and its stockholders. There can be no assurance that we will be able to receive a consent or waiver on acceptable terms, if at all. If we fail to comply with these covenants, we will be in default of the agreements governing our outstanding Preferred Stock, which would have a material adverse effect on our business, financial condition and results of operations.

We may be required to redeem our Preferred Stock upon the occurrence of certain events, which would have a material adverse effect on our financial condition and results of operations.

We may become obligated to redeem the Preferred Stock in cash upon the occurrence of certain triggering events, including, among others, a material breach by us of certain contractual obligations to the holders of the Preferred Stock, the occurrence of a change in control of Integrity, the occurrence of certain insolvency events relating to Integrity, or the failure of the common stock to continue to be listed or quoted for trading on one or more specified United States securities exchanges or a regulated quotation service. In addition, upon the occurrence of certain triggering events, each holder of Preferred Stock will have the option to require us to redeem such holder’s shares of Preferred Stock for a redemption price payable in shares of common stock or receive an increased dividend rate of 9% on all of such holder’s outstanding Preferred Stock.  Any obligation to redeem the Preferred Stock would require a large expenditure of cash by us, which would have a material adverse effect on our financial condition and results of operations.

The recent worldwide economic crisis and market instability may materially and adversely affect the demand for our products, as well as our ability to obtain credit or secure funds through sales of our stock, which may materially and adversely affect our business, financial condition and ability to fund our operations.

The recent worldwide economic crisis may reduce the demand for new and innovative medical devices, resulting in delayed market acceptance of our products, if and when they are approved. Such a delay could have a material adverse impact on our business, expected cash flows, results of operations and financial condition. Additionally, we have funded our operations to date primarily through private sales of securities, including common stock and other securities convertible into or exercisable for shares of our common stock. The recent economic turmoil and instability in the world’s equity and credit markets may materially adversely affect our ability to sell additional securities and/or borrow cash.  There can be no assurance that we will be able to raise additional working capital on acceptable terms or at all, and any failure to do so may materially adversely affect our ability to continue operations

Healthcare reforms, changes in healthcare policies, including recently enacted legislation reforming the U.S. healthcare system, and changes to third-party reimbursements for diabetes-related products may affect demand for our products and have a material adverse effect on our financial condition and results of operations.

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

The enacted legislation contains many provisions designed to generate the revenues necessary to fund the coverage expansions. The most relevant of these provisions are those that impose fees or taxes on certain health-related industries, including medical device manufacturers like us. The legislation imposes an annual excise tax (or sales tax) on medical devices like ours, beginning with calendar year 2013. The taxes are allocated based on our proportionate share of the prior-year’s aggregate domestic gross receipts from medical device sales.

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

In the EU, although there have not been any recent amendments to the relevant regulatory legislation, there are ongoing discussions regarding amending the current regulatory framework for medical devices.  Moreover, because the MDD requires only minimum harmonization in the EU, member countries may alter their enforcement of the directives or amend their national regulatory rules.  We cannot predict what healthcare initiatives, if any, will be implemented by the EU or EU member countries, or the effect any future legislation or regulation will have on us.

The GlucoTrack model DF-F may not be approved for sale in the United States or other (non-CE Mark) jurisdictions.

Our current product candidate, the GlucoTrack DF-F, will likely be required to undertake significant clinical trials to demonstrate to the FDA that the GlucoTrack DF-F is either safe and effective for its intended use or is substantially equivalent in terms of safety and effectiveness to an existing, lawfully marketed non-Section 515 premarket approval device. We may also be required to undertake clinical trials by non-U.S. regulatory agencies in non-CE Mark jurisdictions. Clinical trials are expensive and uncertain processes that may take years to complete. Failure can occur at any point in the process and early positive results do not ensure that the entire clinical trial will be successful. Product candidates in clinical trials may fail to show desired efficacy and safety traits despite early promising results. A number of companies in the medical device industry have suffered significant setbacks in advanced clinical trials, even after their product candidates demonstrated promising results at earlier points.

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

Additionally, although we have received our CE Mark approval for the GlucoTrack DF-F model non-invasive glucose monitoring device, EU member countries may request or require additional performance and/or safety data from time to time, on a case-by-case basis.

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

We believe that our ability to successfully compete will depend on, among other things:

•	our ability to have partners manufacture and sell commercial quantities of any approved products to the market;

•	acceptance of product candidates by physicians and other health care providers;

•	the results of our clinical trials;

•	our ability to recruit and enroll patients for our clinical trials;

•	the efficacy, safety, performance and reliability of our product candidates;

•	the speed at which we develop product candidates;

•	our ability to obtain prompt and favorable IRB review and approval at each of our clinical sites;

•	our ability to commercialize and market any of our product candidates that may receive regulatory clearance or approval;

•	our ability to design and successfully execute appropriate clinical trials;

•	the timing and scope of regulatory clearances or approvals;

•	appropriate coverage and adequate levels of reimbursement under private and governmental health insurance plans, including Medicare; and

•	our ability to protect intellectual property rights related to our products.

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

Regulatory approval of a PMA or PMA supplement or clearance pursuant to a 510(k) premarket notification is not guaranteed, and the approval or clearance process, as the case may be, is expensive and may, especially in the case of the PMA, take several years. The FDA also has substantial discretion in the medical device clearance or approval processes. Despite the time and expense exerted, failure can occur at any stage and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional pre-clinical studies and clinical trials. The number of pre-clinical studies and clinical trials that will be required for FDA clearance or approval varies depending on the medical device candidate, the disease or condition that the medical device candidate is designed to address, and the regulations applicable to any particular medical device candidate. The FDA can delay, limit or deny clearance or approval of a medical device candidate for many reasons, including:

•	a medical device candidate may not be deemed safe or effective, in the case of a PMA;

•	a medical device candidate may not be deemed to be substantially equivalent to a lawfully marketed non-premarket approval device in the case of a 510(k) premarket notification;

•	FDA officials may not find the data from the clinical trials sufficient;

•	the FDA might not approve our third-party manufacturer’s processes or facilities; or

•	the FDA may change its clearance or approval policies or adopt new regulations.

Further, while we have received CE Mark approval for the GlucoTrack DF-F, the MDD requires only minimum harmonization.  In practice, uniform regulation throughout the EU is not ensured.  Rather, member countries may apply and enforce the MDD’s terms differently, and certain EU member countries may request or require performance and/or safety data additional to the MDD’s requirements from time to time, on a case-by-case basis. Therefore, we cannot predict whether we will be able to commercialize the GlucoTrack DF-F or our future product candidates, if any, in the EU.

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

Obtaining regulatory clearances or approvals for the GlucoTrack DF-F or our future product candidates, if any, the terms of clearances or approvals and ongoing regulation of our products may limit how we manufacture and market our product candidates, which could materially impair our ability to generate anticipated revenues.

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

In addition, the FDA and other non-U.S. regulatory authorities, including the EU and each of the EU member countries individually, may change their policies and additional regulations may be enacted that could prevent or delay regulatory clearance or approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we will likely not be permitted to market future product candidates and may not achieve or sustain profitability.

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

If we fail to attract and retain key management and scientific personnel, we may be unable to successfully develop or commercialize the GlucoTrack DF-F or our future product candidates, if any.

We will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our research, development and commercialization efforts for GlucoTrack DF-F or our future product candidates, if any. Our success depends on our continued ability to attract, retain and motivate highly qualified management and pre-clinical and clinical personnel. The loss of the services of any of our senior management, particularly Avner Gal, our Chairman of the Board and Chief Executive Officer, could delay or prevent the development or commercialization of GlucoTrack DF-F or our future product candidates, if any. At present we maintain key man insurance on Mr. Gal, but do not have key man insurance policies with respect to any of our other employees. We will need to hire additional personnel as we continue to expand our research and development activities and build a sales and marketing function. Although we currently have employment agreements with each of Messrs. Hertz, Gal and Malka, those agreements provide that they may be terminated by Mr. Hertz, Gal or Malka, as applicable, upon 60,180 or 90 days written notice to us, respectively.

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

As we evolve from a company primarily involved in development to a company also involved in commercialization, we may encounter difficulties in managing our growth and expanding our operations successfully.

As the GlucoTrack DF-F has received a CE Mark, we have begun to expand our manufacturing, marketing and sales capabilities by contracting with third parties to provide these capabilities. We anticipate that, as our operations expand, we will need to manage additional relationships with such third parties. Maintaining these relationships and managing our future growth will impose significant added responsibilities on members of our management. We must be able to manage our development efforts effectively; manage our clinical trials effectively; hire, train and integrate additional management, development, administrative and sales and marketing personnel; improve managerial, development, operational and finance systems; and expand our facilities, all of which may impose a strain on our administrative and operational infrastructure.

We rely on third parties to manufacture and supply our product.

We do not own or operate manufacturing facilities for clinical or commercial production of the GlucoTrack DF-F, other than a prototype lab. We have no experience in medical device manufacturing, and lack the resources and the capability to manufacture the GlucoTrack DF-F on a commercial scale. While we are in the process of negotiating agreements with third party manufacturers, there can be no assurance that we will be able to enter into manufacturing agreements on favorable terms or at al.  If our future manufacturing partners are unable to produce our products in the amounts that we require, we may not be able to establish a contract and obtain a sufficient alternative supply from another supplier on a timely basis and in the quantities we require. We expect to depend on third-party contract manufacturers for the foreseeable future.

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

We are dependent on third-party distributors to market and sell our products.

We do not have any internal marketing, sales or distribution capabilities and do not intend to develop extensive internal marketing , sales or distribution capabilities in the future.  Rather, we intend to utilize third-party distributors to market our products, and have entered into exclusive distribution agreements with respect to certain territories.  There is no assurance that third party distributors will achieve acceptable levels of sales or that, if any of our existing arrangements expire or terminate, we will be able to replace any distributors on terms advantageous to us, or at all. Further, there is no assurance that we will be able to expand our distribution network by adding additional distributors. If third party distributors cease to promote our products, or if we are unable to make acceptable arrangements with distributors or sales personnel in other markets, our business, prospects, operating results or financial condition could be materially adversely affected.

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

The issuance of a patent does not guarantee that it is valid or enforceable. Any patents we have obtained, or which we may obtain in the future, may be challenged, invalidated, unenforceable or circumvented. Moreover, the United States Patent and Trademark Office (the “USPTO”) may commence interference proceedings involving our patents or patent applications. Any challenge to, finding of unenforceability or invalidation or circumvention of our patents or patent applications would be costly, would require significant time and attention of our management and could have a material adverse effect on our business. In addition, court decisions may introduce uncertainty in the enforceability or scope of patents owned by medical device companies.

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

In addition to patent protection, we also rely on other proprietary rights, including protection of trade secrets, know-how and confidential and proprietary information. To maintain the confidentiality of trade secrets and proprietary information, we will seek to enter into confidentiality and non-disclosure agreements with our employees, consultants and collaborators upon the commencement of their relationships with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. Our agreements with employees also generally provide and will generally provide that any inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. However, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with their terms. In the event of unauthorized use or disclosure of our trade secrets or proprietary information, these agreements, even if obtained, may not provide meaningful protection, particularly for trade secrets or other confidential information. To the extent that our employees, consultants or contractors use technology or know-how owned by third parties in their work for us, disputes may arise between us and those third parties as to the rights in related inventions.

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

Other entities may have or obtain patents or proprietary rights that could limit our ability to manufacture, use, sell, offer for sale or import products or impair our competitive position. In addition, to the extent that a third party develops new technology that covers our products, we may be required to obtain licenses to that technology, which licenses may not be available on commercially reasonable terms, if at all. If licenses are not available on acceptable terms, we will not be able to market the affected products or conduct the desired activities unless we successfully challenge the validity, enforceability or infringement of the third-party patent or circumvent the third-party patent, which would be costly and would require significant time and attention of our management. Third parties may have or obtain valid and enforceable patents or proprietary rights that could block us from developing products using our technology. Our failure to obtain a license to any technology that we require may materially harm our business, financial condition and results of operations.

If we become involved in patent litigation or other proceedings related to a determination of rights, we could incur substantial costs and expenses, substantial liability for damages or be required to stop our product development and commercialization efforts.

Third parties may sue us for infringing their patent rights. Likewise, we may need to resort to litigation to enforce a patent issued or licensed to us or to determine the scope and validity of proprietary rights of others. In addition, a third party may claim that we have improperly obtained or used our confidential or proprietary information. The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert management’s efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations.

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

Failure to obtain additional regulatory approvals outside the United States will prevent or limit us from marketing our product candidates abroad.

We intend to market our product candidates in non-U.S. markets. In order to market product candidates in the European Union and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals. On June 4, 2013, we received CE Mark approval for the GlucoTrack DF-F model non-invasive glucose monitoring device from the Notified Body. Receipt of the CE Mark allows us to market and sell the GlucoTrack DF-F glucose monitoring device in EU member countries that have adopted the MDD without being subject to additional national regulations with regard to demonstration of performance and safety. The CE Mark also permits the sale in countries that have an MDD Mutual Recognition Agreement with the EU.  However, member countries may apply and enforce the MDD’s terms differently, and certain EU member countries may request or require that we provide performance and/or safety data additional to the MDD’s requirements from time to time, on a case-by-case basis, in order to be cleared to market and sale the GlucoTrack DF-F in such countries. Receipt of FDA approval does not ensure approval by regulatory authorities in countries, and approval by one or more non-U.S. regulatory authorities (including receipt of the CE Mark) does not ensure approval by regulatory authorities in other countries or by the FDA. The non-U.S. regulatory approval process may include all of the risks associated with obtaining FDA approval or clearance. We may not obtain additional non-U.S. regulatory approvals on a timely basis, if at all. We may not be able to file for additional non-U.S. regulatory approvals and may not receive necessary approvals to commercialize our product candidates in any market.

Non-U.S. governments often impose strict price controls, which may adversely affect our future profitability.

We intend to seek approval to market GlucoTrack DF-F and our future product candidates, if any, in both the U.S. and in non-U.S. jurisdictions. If we obtain approval in one or more non-U.S. jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our products. In some countries, particularly countries of the EU, each of which has developed its own rules and regulations, pricing may be subject to governmental control under certain circumstances. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a medical device candidate. Each of the EU member states has its own unique legal system and thus it is difficult to predict the particular requirements to which we may be subject. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available products. If reimbursement of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

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

Some of our executive officers and employees in Israel are obligated to perform up to 40 days, depending on rank and position, of military reserve duty annually and are subject to being called for active duty under emergency circumstances. Moreover, in light of escalating hostilities and threats of armed conflict in the Middle East since October 2000, our executive officers and employees may be called for active military duty for an unlimited period of time. Increased military activity could also result in a reduction of prospective qualified employees available to work for us to increase our business or replace employees on active military duty. Our operations could be disrupted by the absence for a significant period of our executive officers or key employees as a result of military service. Any disruption in our operations could adversely affect our ability to develop and market products.

It may be difficult to enforce a United States judgment against us or our officers and directors to the extent they are located in Israel based upon asserted United States securities law claims.

Most of our executive officers and directors are non-residents of the United States and a substantial portion of our assets and the assets of these persons will be located outside of the United States. Therefore, it may be difficult for an investor, or any other person or entity, to enforce a United States court judgment, including a judgment based upon the civil liability provisions of the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act of 1934, as amended (the “Exchange Act”), in original actions instituted in an Israeli court against any of these persons. Furthermore, service of process upon these persons may be difficult to obtain within the United States.

We may not be able to enforce covenants not-to-compete under current Israeli law, which might result in added competition for our products.

We have non-competition agreements or provisions with all of our employees and executive officers, all of which are governed by Israeli law. These agreements or provisions prohibit our employees from competing with us or working for our competitors, generally during, and for up to nine months after termination of, their employment with us. However, Israeli courts are reluctant to enforce non-compete undertakings of former employees and tend, if at all, to enforce those provisions for only relatively brief periods of time or in restricted geographical areas. In addition, Israeli courts typically require the presence of additional circumstances, such as a demonstration of an employer’s legitimate interest which was damaged; breach of fiduciary duties, loyalty and acting not in good faith; a payment of a special consideration for employee’s non-compete obligation; material concern for disclosing employer's trade secrets; or a demonstration that an employee has unique value to the employer specific to that employer’s business, before enforcing a non-competition undertaking against such employee.

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

If we are successful in bringing the GlucoTrack DF-F to market, we will be required to use a portion of our net sales to repay certain loans and to pay royalties to the OCS, which will have a negative impact on our profitability.

Integrity Israel is required to pay royalties to the OCS on the proceeds from the sale of our systems resulting from research and development projects for which the OCS provided a grant. During the first three years of sales, we will be required to pay royalties of 3% of the sales of such products. In the fourth, fifth and sixth years of sales, we will be required to pay royalties of 4% of such sales and from the seventh year on we will be required to pay royalties of 5% of such sales, in all cases, up to 100% of the amount of grants received by us from the OCS plus interest at the London Interbank Offered Rate (“LIBOR”). We do not have any other future performance obligations related to the OCS grants. As of December 31, 2013, the contingent liabilities with respect to OCS grants subject to repayment under these royalty agreements equaled $93,462, not including interest.

Messrs. Avner Gal and Zvi Cohen collectively loaned us $48,735 in May 2002 pursuant to an oral agreement. Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned us $75,000 on March 16, 2004. These loans, in addition to the loan from Dimri mentioned above, are not to be repaid until the first year in which we realize profits in our annual income statement (accounting profit). At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales after deduction of VAT in the relevant quarter, beginning the quarter following the first year in which we realize profits in our annual income statement. The total amount to be repaid by the Company to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to the Company, plus an amount equal to the product of the amount of each payment made by the Company in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment. However, notwithstanding the abovementioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital.  The Israeli Consumer Price Index was 177.6386, 178.5793 and 182.3521, respectively, as of the dates of the Gal/Cohen loan, the Tarlovsky/Fisher/Kugler Loan and the Dimri loan. The Israeli Consumer Price Index as of December 31, 2013 was 224.6. Our board of directors is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

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

The Company’s and its Israeli subsidiary’s agreements with certain of their Israeli employees are in accordance with Section 14 of the Israeli Severance Pay Law -1963 (“Section 14”). Payments in accordance with Section 14 release the Company from any other future severance payments in respect of those employees. Deposits under Section 14 are not recorded as an asset in the Company’s balance sheet.

There is a limited trading market for our common stock, which may make it difficult for our stockholders to sell their shares.

Although our stock is quoted on the OTC-Bulletin Board, few trades in our stock have taken place, to-date, and an active trading market in our securities may not develop, or if developed, may not be sustained. If no active market is ever developed for our common stock, it will be difficult for you to sell any shares you purchase in our Company. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all.  In the absence of an active public trading market, an investor may be unable to liquidate an investment in our common stock. As a result, investors: (i) may be precluded from transferring their shares of common stock; (ii) may have to hold their shares of common stock for an indefinite period of time; and (iii) must be able to bear the complete economic risk of losing their investment in us. In the event a market should develop for the common stock, there can be no assurance that the market price will equal or exceed the price paid for such share by any of our stockholders.

The market price of our common stock may fluctuate significantly.

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

As of March 28, 2014, we had 5,304,082 shares of common stock outstanding. In addition, the shares of Preferred Stock, Warrants and employees’ stock options outstanding on such sate were convertible into, or exercisable for, an aggregate of 3,418,983 shares of common stock. Pursuant to the registration rights agreement entered into with the Unit Purchasers and the placement agent agreement entered into with Andrew Garrett, Inc., we have filed a registration statement registering for resale an aggregate of 2,824,471 shares of common stock underlying the Preferred Stock and Warrants included in the Units and the placement agent warrants issued in respect thereof. In addition, the shares sold by us in the Previous Private Placement may be eligible for resale without registration in accordance with one or more exceptions under the Securities Act. Sales by stockholders of substantial amounts of shares of common stock (pursuant to the registration statement described in the preceding sentence or pursuant to an exemption from registration), the issuance of new shares of common stock (or securities convertible into or exercisable for shares of our common stock) by us or the perception that these sales may occur in the future, could materially and adversely affect the market price of the common stock.

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

There have been changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new regulations promulgated by the SEC and rules promulgated by the national securities exchanges. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Our directors, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, we could be subject to liability under applicable laws or our reputation may be harmed.

Because a certain portion of our expenses is incurred in currencies other than the NIS, our results of operations may be harmed by currency fluctuations and inflation.

Our reporting and functional currency is the NIS, and we pay a substantial portion of our expenses in NIS. However, we expect a portion of our future revenues to be denominated in U.S. dollars or in Euros. As a result, we will be exposed to the currency fluctuation risks relating to the recording of our revenues in NIS. For example, if the NIS strengthens against either the U.S. dollar or the Euro, our reported revenues in NIS may be lower than anticipated. The Israeli rate of inflation has not offset or compounded the effects caused by fluctuations between the NIS and the U.S. dollar or the Euro. To date, we have not engaged in hedging transactions. Although the Israeli rate of inflation has not had a material adverse effect on our financial condition to date, we may, in the future, decide to enter into currency hedging transactions to decrease the risk of financial exposure from fluctuations in the exchange rates of the currencies mentioned above in relation to the NIS. These measures, however, may not adequately protect us from material adverse effects.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We currently lease approximately 3,100 square feet of office space in Ashkelon, Israel for our principal offices and prototype laboratory on a month-to-month basis at a cost of 11,500 NIS ($3,300 based on the exchange rate on December 31, 2013). We believe that we could easily find similar space at comparable rent if necessary.

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

Integrity Israel is party to a loan and investment agreement with Dimri, pursuant to which Dimri loaned Integrity Israel a principal amount of NIS 1,440,000, subject to linkage differences in Israel ($422,287 based on an exchange rate of 3.471 NIS/dollar in effect on December 31, 2013). In connection with such loan, Dimri received shares of common stock representing 25% of Integrity Israel’s ordinary shares at such time. Under the Dimri agreement, certain rights in Integrity Israel were granted to Dimri, including an anti-dilution provision that provided that Dimri’s holdings in Integrity Israel would not be diluted below 18% of Integrity Israel’s issued capital shares as a result of any investment in Integrity Israel, subject to the fulfillment of certain requirements. On the date of the Reorganization, Dimri owned 18% of Integrity Israel’s ordinary shares and, therefore, upon the completion of the Reorganization, Dimri was entitled to receive 18% of the shares of common stock of the Company outstanding on such date in exchange for his shares in Integrity Israel, subject to the fulfillment of certain requirements. We believe, based on the advice of Israeli counsel, that, given Dimri no longer owns shares in Integrity Israel as a result of the Reorganization, rights attached to the shares in Integrity Israel no longer exist in Integrity Israel and do not and have never existed in us. However, Dimri has refused to acknowledge or agree to the termination of these rights and has challenged our position. On June 23, 2011, Dimri appealed to the District Court of HaMerkaz District in Petah Tikva, Israel, requesting the court to appoint an arbitrator to decide the dispute between Integrity Israel, the founders of Integrity Israel and Dimri (HPB 40754-06-11). On December 26, 2011, an arbitrator was appointed in this matter. On March 20, 2012, Dimri submitted a statement of claim to the arbitrator and pled for a declaratory judgment against Integrity Israel and the Founders of Integrity Israel. Dimri claimed that its rights under the loan and investment agreement, Integrity Israel’s Articles of Association and two other internal agreements entered into among the Founders of Integrity Israel are valid and in effect. Dimri also pled for an injunction requiring the founders of Integrity Israel to transfer shares of our common stock held by them to Dimri, from time to time, in such amounts necessary so that Dimri’s holdings in us would not be diluted below 18% of our issued share capital at any time. The defendants in the arbitration submitted a statement of defense on May 28, 2012 and Dimri submitted a reply on June 14, 2012. At a preliminary session held on June 19, 2012, the arbitrator suggested that the parties meet with him in order to examine whether a settlement can be reached. A meeting for this purpose had been set for August 27, 2012 but has been postponed by the arbitrator. After several postponements, Dimri submitted its affidavits on October 16, 2012. The defendants submitted their affidavits on February 7, 2013. Testimony hearings were conducted on June 2013. Thereafter, the parties have entered into settlement discussions, which have not yet been concluded.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading Market

Our stock is quoted on the OTC Bulletin Board (the “OTCBB”) and the OTC Link under the symbol “IGAP.”  Although our common stock is traded on the OTCBB and the OTC Link, there is no established public trading market for our common stock due to limited and sporadic quotations.

The following table sets forth, for each quarter during the period commencing April 25, 2013 and ending on December 31, 2013, the reported high and low bid prices of our common stock on the OTCBB.  There were no reported sales of our common stock on the OTCBB or the OTC Link prior to April 25, 2013.  The bid information was obtained from the OTC Markets, Inc. and reflects prices between dealers, without retail mark-up, markdown or commission, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid

December 31, 2013	$8.50	$7.00
September 30, 2013	$10.00	$7.00
June 30, 2013	$10.00	$6.25

Holders

As of December 31, 2013, there were 47 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any dividends on our common stock in the foreseeable future. Any cash that might be available for payment of dividends will be used to expand our business. Payments of any cash dividends in the future will depend on our financial condition, results of operation and capital requirements, as well as other factors deemed relevant to our board of directors. Furthermore, pursuant to the certificate of designations, preferences and rights governing the Preferred Stock (the “Certificate of Designations”), as long as at least 15% of the originally issued shares of Preferred Stock are outstanding, without the written consent of the holders of a majority in stated value of the then outstanding Preferred Stock, we will not be permitted to, among other things, pay dividends on or otherwise make distributions in respect of any shares of our common stock or other securities junior to the Preferred Stock.

Pursuant to the Certificate of Designations, the holders of Preferred Stock are entitled to receive cumulative dividends at a rate of 5% per annum, based on the stated value per share of Preferred Stock, which was initially $1,000 per share. Dividends on the Preferred Stock are payable quarterly on March 31, June 30, September 30 and December 31 of each year, and on each conversion date (with respect to the shares of Preferred Stock being converted). As of December 31, 2013, we paid a total of $288,248 in dividends to holders of Preferred Stock.

Item 6. Selected Financial Data.

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

On June 4, 2013, we received our CE Mark approval for the GlucoTrack DF-F  model non-invasive glucose monitoring device from the Notified Body. Receipt of the CE Mark allows us to market and sell the GlucoTrack DF-F glucose monitoring device in EU member countries that have adopted the European MDD without being subject to additional national regulations with regard to demonstration of performance and safety (although certain EU member countries may request or require additional performance and/or safety data from time to time, on a case-by-case basis). The CE Mark also permits the sale in countries that have an MDD Mutual Recognition Agreement with the EU. The GlucoTrack DF-F has not yet been approved for commercial sale in the United States. We expect to begin clinical trials in the United States as early as 2014, if our clinical trial protocol is approved by the FDA.

We have not yet generated any revenues from our operations and have incurred losses of $25,086,679 from inception through December 31, 2013, stockholder’s deficit of $11,063,118 and cumulative negative operating cash flow of $14,791,827. We are dependent upon external sources for financing our operations and there can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Recent Corporate Developments

Preferred Stock and Warrant Issuance

On March 13, 2013, we entered into a Securities Purchase Agreement with the Unit Purchasers pursuant to which, on March 13, 2013, we issued and sold to the Unit Purchasers an aggregate of 6,300 Units. The shares of Preferred Stock comprising the Units are convertible into an aggregate of 1,086,178 shares of our common stock and the Warrants comprising the Units are exercisable for an aggregate of 1,086,178 shares of our common stock, in each case subject to adjustment for certain issuances of common stock or other securities of the Company at an effective price per share that is lower than the conversion price then in effect, as well as for stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholder.

The issuance and sale of the Units constituted the second and final closing of an offering of our securities in a private placement transaction. On November 19, 2012, we completed the First Closing, pursuant to which we issued and sold an aggregate of 165,057 shares of common stock at a price of $7.00 per share to the First Closing Purchasers. As a result of the conversion of the offering from an offering of common stock to an offering of Units, we agreed with the placement agent for the offering that, following the closing of the sale of the Units, we will exchange the shares of common stock acquired by each First Closing Purchaser in the First Closing for such number of Units equal to the aggregate purchase price paid by such First Closing Purchaser in the first closing, divided by $1,000, in each case subject to the execution by the First Closing Purchaser of a consent to such modification.

In addition, as previously disclosed, we also agreed with the placement agent for the offering that, following the closing of the sale of the Units, we will issue to the holders of the 1,295,535 shares of common stock issued by us at a price of $6.25 per share pursuant to the Previous Private Placement such number of shares of common stock as would reduce the per share purchase price paid by such holders for such shares from $6.25 per share to $5.80 per share, in each case subject to the execution by the holder of a consent to such modification.  As a result, upon the receipt of executed consents to modification from such holders, the Company has issued or will be required to issue to such holders an aggregate of 100,526 shares of common stock.

Pursuant to a placement agent agreement between us and the Placement Agent, at the closing of the sale of the Units we paid the Placement Agent, as a commission, an amount equal to 7% of the aggregate sales price of the Units, plus 3% of the aggregate sales price as a management fee plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Units.  In addition, pursuant to the placement agent agreement, we issued to the Placement Agent, as partial consideration for its services as placement agent for the offering, warrants to purchase up to 256,554 shares of common stock.  Half of such warrants are exercisable at an exercise price of $5.80 per share, and the remainder of such warrants are exercisable at an exercise price of $6.96 per share.  In addition, on May 13, 2013, we issued to the Placement Agent warrants to purchase an aggregate of 215 shares of common stock at an exercise price of $7.00 per share in partial consideration for its service as placement agent for the First Closing (representing 10% of the shares issued in the First Closing and not exchanged for Units).

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. As applicable to the consolidated financial statements included elsewhere in this report, the most significant estimates and assumptions relate to (a) the allocation of the proceeds and the related issuance costs of Units consisting of convertible Preferred Stock and warrants with down round protection, (b) the fair value estimate of the warrants with the down-round protection and (c) the going concern assumptions.

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

Going Concern Uncertainty

The development and commercialization of our product will require substantial expenditures. We have not yet generated any revenues and have incurred substantial accumulated losses and cumulative negative operating cash flows since inception. We currently have no sources of recurring revenue and are therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1B to the financial statements appearing elsewhere in this report; however management cannot assure that its plans will be successful in addressing these issues.The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fair Value Estimates of the Warrants With Down-Round Protection

The warrant liability resulting from the issuance of the detachable warrants to the Unit Purchasers as described in “– Recent Corporate Developments – Preferred Stock and Warrant Issuance” was measured and recognized in our financial statements as a derivative liability at its fair value on initial recognition because the warrants contain anti-dilution provisions that require us to lower the exercise price of the warrants upon any future down-round financing. The warrants are marked to market based on a fair value estimate derived by using a Binomial pricing model, with the changes in fair value recognized as financing expense or income in our consolidated statements of operations.

Recently Issued Accounting Pronouncements

1.	ASC Topic 220, "Comprehensive Income"

Effective January 1, 2013, the Company adopted Accounting Standard Update No. 2013-02 “Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income.

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

Effective January 1, 2013, the Company adopted Accounting Standard Update 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 enhances disclosures about financial instruments and derivative instruments that are either offset in accordance with the Accounting Standards Codification or are subject to an enforceable master netting arrangement or similar agreement.

The amended guidance became effective, in a retrospective manner to all comparative periods presented, for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

The adoption of ASU 2011-11 did not have a material impact on the financial position or results of operations of the Company.

3.	ASC Topic 830, Foreign "Currency Matters"

In March 2013, the FASB issued Accounting Standards Update 2013-5, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-5”).

ASU 2013-5 clarifies among other things that, when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in-substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.

For public companies, the amendments in this update will be effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption. The adoption of the standard is not expected to have a material impact on the Group's consolidated results of operations and financial condition.

Results of Operations

The following discussion of the our operating results explains material changes in our results of operations for the years ended, December 31, 2013, December 31, 2012 and December 31, 2011. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

We had no revenue during the years ended December 31, 2013 and 2012 as we have not yet commercialized the GlucoTrack product candidate.

Research and Development Expenses

Research and development expenses were $1,986,754 for year ended December 31, 2013, as compared to $1,920,690 for the prior-year period. The increase is attributable primarily to higher travel expenses in connection with Our Post Market Clinical Follow-up (PMCF) trials. Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, travel expenses, clinical trials and other expenses. We expect to maintain similar levels of research and development expenses in 2014; however, we may adjust the level of our research and development expenses based on available financial resources and based on our commercial needs including the FDA registration process, specific requirements from customers and others.

General and Administrative Expenses

General and administrative expenses were $1,041,140 for the year ended December 31, 2013, as compared to $852,908 for the prior-year period. The increase is attributable primarily to increased professional fees, including investor relations and public relations expenses, business development and strategic planning services and other expenses relating to our reporting and other obligations as a public reporting company.  General and administrative expenses consist primarily of professional services, salaries and other related expenses for executive, finance and administrative personnel, including stock-based compensation expense. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services. We expect general and administrative expenses to increase in 2014 and beyond as we incur increased costs to comply with the reporting and other obligations applicable to public reporting companies and commence the marketing and sale of the GlucoTrack DF-F .

Financing Expenses, net

Financing expenses, net was $6,768,959 for the year ended December 31, 2013, as compared to an income of $1,291 for the prior-year period. The change is primarily attributable to $6,251,242 of fair market value adjustments relating to our warrants with down-round protection that were issued to investors and $390,928 relating to issuance expenses allocated to such warrants.

Net Loss

Net loss was $9,796,853 for the year ended December 31, 2013, as compared to $2,772,307 for the prior-year period.

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

Financing Expenses, net

Financing (income) expenses, net was ($1,291) for the year ended December 31, 2012, as compared to expenses of $30,893 for the prior-year period. The change is primarily attributable to a decrease in the fair value of warrants with down-round protection offset by an increase in foreign exchange rates for balances denominated in New Israeli Shekels and an increase in linkage difference on principal of loans from stockholders.

Net Loss

Net loss was $2,772,307 for the year ended December 31, 2012, as compared to $2,364,339 for the prior-year period.

Liquidity and Capital Resources

We currently have limited liquidity. As of December 31, 2013 and March 20, 2014, cash on hand was approximately $2.4 million and $1.78 million, respectively.  Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents will enable us to operate for a period of approximately five months from the date of this report. In order to fund our anticipated liquidity needs beyond such five month period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need to raise additional capital.

As of December 31, 2013, we had NIS 300,000 (approximately $86,430 based on the exchange rate of 3.471 NIS/dollar as of December 31, 2013) available for borrowing under our line of credit with Bank HaPoalim. Borrowings under the line of credit are secured by our funds on deposit with the bank at the time of borrowing, which generally must be sufficient to cover the principal amount of the borrowings in full. As of December 31, 2013, we did not have any borrowings outstanding under the line of credit.

Integrity Israel is party to a loan and investment agreement dated February 18, 2003 with Dimri pursuant to which Dimri loaned Integrity Israel a principal amount of NIS 1,440,000 ($422,287, based on the exchange rate of $3.471 NIS/dollar as of December 31, 2013), subject to linkage differences in Israel. In addition, Messrs. Avner Gal and Zvi Cohen collectively loaned Integrity Israel NIS 176,000 ($50,706 based on the same exchange rate) in May 15, 2002 pursuant to a board approval. Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned Integrity Israel $75,000 on March 16, 2004. These loans, in addition to the loan from Dimri mentioned above, are not required to be repaid until the first year in which we realize profits in our annual income statement (accounting profit). At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales after deduction of VAT in the relevant quarter, beginning on the quarter following the first year in which we realize profits in our annual income statement. The total amount to be repaid by us to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to us, plus an amount equal to the product of the amount of each payment made by us in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment. However, notwithstanding the above-mentioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital. Our board of directors is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

Integrity Israel is required to pay royalties to the OCS at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the development plan up to an amount equal to $93,462, plus interest at LIBOR from the date of grant. As of December 31, 2013, the contingent liability with respect to royalty payment on future sales equals to approximately $93,462, excluding interest.

Net Cash Used in Operating Activities for the Years Ended December 31, 2013 and December 31, 2012

Net cash used in operating activities was $3,217,767 and $2,296,989 for years ended December 31, 2013 and 2012, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of $9,796,853 and $2,772,307, respectively, which was reduced in part by stock-based compensation of $35,619 and $349,522, respectively, change in fair value of warrants with down-round protection of $6,251,242 and $(35,892), respectively, issuance costs allocated to warrants with “down-round” protection of $390,928 and $0, respectively, and cash provided due to the adjustment to the net loss and changes in operating assets and liabilities in the amounts of $(136,810) and $143,530, respectively.

Net Cash Used in Investing Activities for the Years Ended December 31, 2013 and December 31, 2012

Net cash used in investing activities was $104,281 and $17,734 for the years ended December 31, 2013, and 2012, respectively, and was used primarily to purchase equipment (such as computers, R&D and office equipment), and fund deposits in respect of employees’ rights upon retirement.

Net Cash Provided by Financing Activities for the Years Ended December 31, 2013 and December 31, 2012

Net cash provided by financing activities was $5,055,892 and $953,527 for the years ended December 31, 2013 and 2012, respectively. Cash provided by financing activities reflects net capital raised in the amounts of $5,382,941 and $917,179 for the years ended December 31, 2013 and 2012, respectively, offset partially by dividends paid to the holders of our Preferred Stock in the amounts of $288,248 and $0 for the years ended December 31, 2013 and 2012, respectively,

Net Cash Used in Operating Activities for the Years Ended December 31, 2012 and December 31, 2011

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

Net Cash Used in Investing Activities for the Years Ended December 31, 2012 and December 31, 2011

Net cash used in investing activities was $17,734 and $40,183 for the years ended December 31, 2012, and 2011, respectively, and was used primarily to purchase equipment (such as computers, R&D and office equipment), and fund deposits in respect of employees’ rights upon retirement.

Net Cash Provided by Financing Activities for the Years Ended December 31, 2012 and December 31, 2011

Net cash provided by financing activities was $953,527 and $2,382,545 for the years ended December 31, 2012 and 2011, respectively. Cash provided by financing activities reflects net capital raised in the amounts of $917,179 and $2,401,214 for the years ended December 31, 2012 and 2011, respectively

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this Item 8 are filed herewith commencing on page F-1 hereto and are incorporated herein by reference.

Item 9. Change in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Management has concluded that, as of December 31, 2013, its internal control over financial reporting was effective based on these criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm because we are a smaller reporting company.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2014 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2014 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2014 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2014 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2014 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)           Document List

(1)           Financial Statements:

The financial statements of the Company filed herewith are set forth in Part II, Item 8 of this Report.

(2)           Financial Statement Schedules:

None.

(3)           Exhibits Required by Item 601 of Regulation S-K:

Exhibit Number	Description
2.1	Merger Agreement and Plan of Reorganization, dated as of May 25, 2010, by and among Integrity Applications, Inc., Integrity Acquisition Ltd. and A.D. Integrity Applications Ltd. (1)
3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
3.3	Certificate of Designation of Preferences and Rights of Series A 5% Convertible Preferred Stock (2)
3.4	Bylaws of Integrity Applications, Inc. (1)
4.1	Specimen Certificate Evidencing Shares of Common Stock (1)
4.2	Form of Common Stock Purchase Warrant (1)
4.3	Form of Securities Purchase Agreement (2)
4.4	Form of Common Stock Purchase Warrant (2)
4.5	Form of Registration Rights Agreement (2)
10.1*	Integrity Applications, Inc. 2010 Incentive Compensation Plan (1)
10.2*	Form of Director and Officer Indemnification Agreement (1)
10.3*	Personal Employment Agreement, dated as of July 22, 2009, between A.D. Integrity Applications Ltd. and Avner Gal (1)
10.4*	Personal Employment Agreement, dated as of July 22, 2010, between A.D. Integrity Applications Ltd. and David Malka (1)
10.5	Irrevocable Undertaking of Indemnification, dated as of July 26, 2010, by and among Integrity Applications, Inc., Avner Gal, Zvi Cohen, Ilana Freger, David Malka and Alexander Raykhman (1)
10.6	Investment Agreement, dated February 18, 2003, between A.D. Integrity Applications Ltd., Avner Gal, Zvi Cohen, David Freger and David Malka and Yigal Dimri (1)
10.7	Agreement, dated as of November 1, 2005 by and between A.D. Integrity Applications Ltd. and Diabeasy Diabeasy cc. (4)
10.8	Agreement, dated as of October 2, 2005, by and between Technology Transfer Group and Integrity Applications Ltd. (1)
10.9*	Form of Stock Option Agreement (1)
10.10*	Form of Stock Option Agreement (ESOP) (1)

Exhibit Number	Description
10.11	Letter of Approval, addressed to Integrity Applications Ltd. from the Ministry of Industry, Trade and Employment of the State of Israel (5)
10.12	Letter of Undertaking, addressed to the Ministry of Industry, Trade and Employment of the State of Israel - Office of the Chief Scientist from Integrity Applications Ltd. (3)
10.13	Investment Agreement, dated March 16, 2004, by and among A.D. Integrity Applications Ltd., Yitzhak Fisher, Asher Kugler and Nir Tarlovsky (4)
10.14*	Personal Employment Agreement, dated as of December 6, 2011, between A.D. Integrity Applications Ltd. and Jacob Bar-Shalom.(6)
10.15*	Personal Employment Agreement, dated as of October 22, 2013, between A.D. Integrity Applications Ltd. and Eran Hertz.
21.1	Subsidiaries of Integrity Applications, Inc. (1)
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document (7)
101.SCH	XBRL Schema Document (7)
101.CAL	XBRL Calculation Linkbase Document (7)
101.LAB	XBRL Label Linkbase Document (7)
101.PRE	XBRL Presentation Linkbase Document (7)
101.DEF	XBRL Definition Linkbase Document (7)
——————————-
(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on August 22, 2011.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 18, 2013.

(3)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1, as filed with the SEC on October 7, 2011.

(4)	Previously filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1, as filed with the SEC on October 27, 2011.

(5)	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1, as filed with the SEC on November 10, 2011.

(6)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 14, 2012.

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

*           Compensation Plan or Arrangement or Management Contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of this 28th day of March, 2014.

INTEGRITY APPLICATIONS, INC.

By:	/s/ Avner Gal
Name:	Avner Gal
Title:	Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Avner Gal	Chairman of the Board and Chief Executive Officer	March 28, 2014
Avner Gal	(Principal Executive Officer)

/s/ Eran Hertz	Chief Financial Officer	March 28, 2014
Eran Hertz	(Principal Financial Officer and Principal Accounting Officer)

/s/ Zvi Cohen	Director	March 28, 2014
Zvi Cohen

/s/ Israel Ehrlich	Director	March 28, 2014
Israel Ehrlich

/s / Dr. Robert Fischell	Director	March 28, 2014
Dr. Robert Fischell

/s/ David Malka	Director and Executive Vice President of Operations	March 28, 2014
David Malka

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

Consolidated Financial Statements
as of December 31, 2013

Report of Independent Registered Public Accounting Firm To the Stockholders of INTEGRITY APPLICATIONS, INC. (A Development Stage Company)	Fahn Kanne & Co. Head Office Levinstein Tower 23 Menachem Begin Road Tel-Aviv 66184, ISRAEL P.O.B. 36172, 61361 T +972 3 7106666 F +972 3 7106660 www.gtfk.co.il

We have audited the accompanying consolidated balance sheets of Integrity Applications, Inc. (a development stage company) and subsidiary (hereinafter: the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2013 and for the cumulative period from September 30, 2001 (date of inception) through December 31, 2013.  These consolidated financial statements are the responsibility of the Board of Directors and management of the Company.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrity Applications, Inc. and subsidiary as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 and for the cumulative period from September 30, 2001 (date of inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1, the Company is in the development stage as defined in FASB Accounting Standards Codification (ASC) Topic 915, "Development Stage Entities".  It has not yet generated any revenues from its operations to fund its activities and is therefore dependent upon external sources for financing its operations.  As of December 31, 2013, the Company has incurred accumulated losses of $25,086,679, stockholder's deficit of $11,063,118 and cumulative negative operating cash flow of $14,791,827.  These factors among others, as discussed in Note 1 to the consolidated financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FAHN KANNE & CO. GRANT THORNTON ISRAEL
Certified Public Accountants (Isr.)

Tel-Aviv, Israel
March 27, 2014

Certified Public Accountants
Fahn Kanne & Co. is the Israeli member firm of Grant Thornton International Ltd

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	December 31,
	2013	2012

A S S E T S
Current Assets
Cash and cash equivalents	2,385,911	543,411
Other current assets (Note 3)	93,052	81,472
Total current assets	2,478,963	624,883

Property and Equipment, Net (Note 4)	107,209	70,200

Funds in Respect of Employee Rights Upon Retirement	170,033	119,488
Total assets	2,756,205	814,571

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Credit from banking institutions	-	37,427
Accounts payable (Note 5)	49,787	122,537
Other current liabilities (Note 6)	261,120	297,989
Total current liabilities	310,907	457,953

Long-Term Liabilities
Long-Term Loans from Stockholders (Note 8)	693,092	630,575
Liability for Employee Rights Upon Retirement (Note 2H)	236,074	229,112
Warrants with Down-Round Protection (Note 10M)	8,216,705	-
Total long-term liabilities	9,145,871	859,687

Total liabilities	9,456,778	1,317,640

Commitments and Contingent Liabilities (Note 9)
Temporary Equity
Convertible Preferred Stock of $ 0.001 par value ("Preferred Stock"):
10,000,000 shares authorized as of December 31, 2013 and December 31, 2012, respectively; issued and outstanding 7,417 shares as of December 31, 2013 and 0 shares as of December 31, 2012	4,362,545	-
Stockholders' Deficit
Common Stock of $ 0.001 par value ("Common Stock"):
40,000,000 shares authorized as of December 31, 2013 and December 31, 2012; issued and outstanding 5,301,693 shares and 5,460,600 shares as of December 31, 2013 and December 31, 2012, respectively	5,302	5,461
Additional paid in capital	14,532,068	14,772,371
Accumulated other comprehensive income	52,702	8,925
Deficit accumulated during the development stage	(25,653,190)	(15,289,826)
Total stockholders' deficit	(11,063,118)	(503,069)
Total liabilities, temporary equity and stockholders’ deficit	2,756,205	814,571

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars
	Year ended December 31,			Cumulative period from September 30, 2001 (date of inception) through December 31,
	2013	2012	2011	2013 (*)

Research and development expenses, net (Note 11)	1,986,754	1,920,690	1,789,301	12,463,158
General and administrative expenses (Note 12)	1,041,140	852,908	544,145	4,055,782
Other income	-	-	-	(912)
Operating loss	3,027,894	2,773,598	2,333,446	16,518,028

Financing (income) expenses, net (Note 13)	6,768,959	(1,291)	30,893	8,568,651
Loss for the period	9,796,853	2,772,307	2,364,339	25,086,679
Other comprehensive (income) loss:
Foreign currency translation adjustment	43,777	(13,709)	39,052	52,702

Comprehensive loss for the period	9,840,630	2,758,598	2,403,391	25,139,381

Loss per share (Basic and Diluted) (Note 15)	1.95	0.52	0.46

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (*)

	US Dollars (except share data)
	Common Stock			Accumulated	Deficit
	Number of shares	Amount	Additional paid in capital	other comprehensive income (loss)	accumulated during development stage	Total stockholders’ equity (deficit)
September 30, 2001 (date of inception)
2,136,307 shares of Common Stock of par value $0.001 per share issued for cash	2,136,307	2,136	38,306	-	-	40,442

Loss for the period	-	-	-	-	(63,293)	(63,293)
Other comprehensive loss	-	-	-	(5)	-	(5)
Balance as of December 31, 2002	2,136,307	2,136	38,306	(5)	(63,293)	(22,856)

Loss for the year	-	-	-	-	(350,290)	(350,290)
Other comprehensive loss	-	-	-	(15,035)	-	(15,035)
Balance as of December 31, 2003	2,136,307	2,136	38,306	(15,040)	(413,583)	(388,181)

Loss for the year	-	-	-	-	(288,233)	(288,233)
Other comprehensive loss	-	-	-	(15,069)	-	(15,069)
Issuance of 42,727 shares of Common Stock for cash of $1.76 per share on March 16, 2004	42,727	43	74,957	-	-	75,000
Issuance of 72,773 shares of Common Stock for cash of $1.72 per share on November 25, 2004	72,773	73	128,783	-	-	128,856
Balance as of December 31, 2004	2,251,807	2,252	242,046	(30,109)	(701,816)	(487,627)

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

	US Dollars (except share data)
	Common Stock			Accumulated	Deficit
	Number of shares	Amount	Additional paid in capital	other comprehensive income (loss)	accumulated during development stage	Total stockholders’ equity (deficit)

Balance as of January 1, 2005	2,251,807	2,252	242,046	(30,109)	(701,816)	(487,627)
Loss for the year	-	-	-	-	(1,055,594)	(1,055,594)
Other comprehensive income	-	-	-	8,542	-	8,542
Issuance of 218,281 shares of Common Stock for cash of $1.72 per share on January 14, 2005	218,281	218	374,782	-	-	375,000
Issuance of 291,051 shares of Common Stock for cash of $1.72 per share on April 5, 2005	291,051	291	499,709	-	-	500,000
Issuance of 59,389 shares of Common Stock for cash of $3.37 per share on May 31, 2005	59,389	60	199,940	-	-	200,000
Stock-based compensation	52,147	52	189,564	-	-	189,616
Balance as of December 31, 2005	2,872,675	2,873	1,506,041	(21,567)	(1,757,410)	(270,063)

Loss for the year	-	-	-	-	(1,282,842)	(1,282,842)
Other comprehensive loss	-	-	-	(57,127)	-	(57,127)
Issuance of 87,315 shares of Common Stock for cash of $1.47 per share on January 26, 2006	87,315	87	128,118	-	-	128,205
Issuance of 1,899 shares of Common Stock for cash of $3.63 per share on March 31, 2006	1,899	2	6,888	-	-	6,890
Issuance of 13,786 shares of Common Stock for cash of $3.63 per share on June 16, 2006	13,786	14	49,986	-	-	50,000
Issuance of 14,113 shares of Common Stock for cash of $3.63 per share on June 30, 2006	14,113	14	51,166	-	-	51,180
Issuance of 51,207 shares of Common Stock for cash of $3.91 per share on August 15, 2006	51,207	51	199,949	-	-	200,000
Issuance of 301,948 shares of Common Stock for cash of $4.31 per share on October 5, 2006	301,948	302	1,299,698	-	-	1,300,000
Issuance of 348,402 shares of Common Stock for cash of $4.31 per share on December 14, 2006	348,402	349	1,372,146	-	-	1,372,495
Stock-based compensation	63,395	63	277,434	-	-	277,497
Balance as of December 31, 2006	3,754,740	3,755	4,891,426	(78,694)	(3,040,252)	1,776,235

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

	US Dollars (except share data)
	Common Stock			Accumulated		Deficit
	Number of shares	Amount	Additional paid in capital	other comprehensive income (loss)	Receivable in respect of stock issuance	accumulated during development stage	Total stockholders’ equity (deficit)

Balance as of January 1, 2007	3,754,740	3,755	4,891,426	(78,694)	-	(3,040,252)	1,776,235
Loss for the year	-	-	-	-	-	(1,593,205)	(1,593,205)
Other comprehensive income	-	-	-	84,528	-	-	84,528
Stock-based compensation	28,707	29	274,630	-	-	-	274,659
Balance as of December 31, 2007	3,783,447	3,784	5,166,056	5,834	-	(4,633,457)	542,217

Loss for the year	-	-	-	-	-	(1,528,981)	(1,528,981)
Other comprehensive income	-	-	-	110,134	-	-	110,134
Issuance of 61,989 shares of Common Stock for cash of $5.52 per share on September 27, 2008	61,989	62	341,938	-	-	-	342,000
Issuance of 104,220 shares of Common Stock for cash of $5.52 per share on October 7, 2008	104,220	104	574,896	-	(75,000)	-	500,000
Stock-based compensation	-	-	84,380	-	-	-	84,380
Balance as of December 31, 2008	3,949,656	3,950	6,167,270	115,968	(75,000)	(6,162,438)	49,750

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

	US Dollars (except share data)
	Common Stock			Accumulated		Deficit
	Number of shares	Amount	Additional paid in capital	other comprehensive income (loss)	Receivable in respect of stock issuance	accumulated during development stage	Total stockholders’ equity (deficit)

Balance as of January 1, 2009	3,949,656	3,950	6,167,270	115,968	(75,000)	(6,162,438)	49,750
Loss for the year	-	-	-	-	-	(1,202,296)	(1,202,296)
Other comprehensive loss	-	-	-	(13,367)	-	-	(13,367)
Issuance of 50,342 shares of Common Stock for cash of $6.02 per share in January 2009	50,342	50	302,950	-	-	-	303,000
Repayment of receivable in respect of stock issuance	-	-	-	-	75,000	-	75,000
Stock-based compensation	-	-	12,171	-	-	-	12,171
Balance as of December 31, 2009	3,999,998	4,000	6,482,391	102,601	-	(7,364,734)	(775,742)

Loss for the year	-	-	-	-	-	(2,788,446)	(2,788,446)
Other comprehensive loss	-	-	-	(119,019)	-	-	(119,019)
Issuance of 530,600 shares of Common Stock for cash of $6.25 per share in December 2010, net of related expenses	530,600	531	2,356,501	-	-	-	2,357,032
Stock-based interest compensation to convertible notes holders	194,391	194	1,214,749	-	-	-	1,214,943
Conversion of convertible notes	119,586	120	694,676	-	-	-	694,796
Stock-based compensation	-	-	14,575	-	-	-	14,575
Balance as of December 31, 2010	4,844,575	4,845	10,762,892	(16,418)	-	(10,153,180)	598,139

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (*) (cont.)

	US Dollars (except share data)
	Common Stock			Accumulated	Deficit
	Number of shares	Amount	Additional paid in capital	other comprehensive loss	accumulated during development stage	Total stockholders’ equity (deficit)

Balance as of January 1, 2011	4,844,575	4,845	10,762,892	(16,418)	(10,153,180)	598,139
Loss for the year	-	-	-	-	(2,364,339)	(2,364,339)
Other comprehensive income	-	-	-	39,052	-	39,052
Issuance of 16,320 shares of Common Stock for cash of $6.25 per share on January 31, 2011, net of related expenses	16,320	16	83,164	-	-	83,180
Issuance of 90,768 shares of Common Stock for cash of $6.25 per share on March 31, 2011, net of related expenses	90,768	91	479,810	-	-	479,901
Issuance of 40,000 shares of Common Stock for cash of $6.25 per share on April 29, 2011, net of related expenses	40,000	40	191,682	-	-	191,722
Issuance of 34,200 shares of Common Stock for cash of $6.25 per share on May 31, 2011, net of related expenses	34,200	34	179,992	-	-	180,026
Issuance of 269,680 shares of Common Stock for cash of $6.25 per share on July 29, 2011, net of related expenses	269,680	270	1,466,115	-	-	1,466,385
Fair value of warrants with down-round protection issued in connection with Common Stock issuances	-	-	(83,899)	-	-	(83,899)
Stock-based compensation	-	-	378,072		-	378,072
Balance as of December 31, 2011	5,295,543	5,296	13,457,828	22,634	(12,517,519)	968,239

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (*) (cont.)

	US Dollars (except share data)
	Common Stock			Accumulated	Deficit
	Number of shares	Amount	Additional paid in capital	other comprehensive income (loss)	accumulated during development stage	Total stockholders’ equity (deficit)

Balance as of January 1, 2012	5,295,543	5,296	13,457,828	22,634	(12,517,519)	968,239
Loss for the year	-	-	-	-	(2,772,307)	(2,772,307)
Other comprehensive loss	-	-	-	(13,709)	-	(13,709)
Issuance of 165,057 shares of Common Stock for cash of $7.00 per share on November 19, 2012, net of related expenses	165,057	165	917,014	-	-	917,179
Warrants classified to equity due to the expiration of the down-round protection period	-	-	48,007	-	-	48,007
Stock-based compensation	-	-	349,522	-	-	349,522
Balance as of December 31, 2012	5,460,600	5,461	14,772,371	8,925	(15,289,826)	(503,069)

Loss for the year	-	-	-	-	(9,796,853)	(9,796,853)
Other comprehensive income	-	-	-	43,777	-	43,777
Amount classified out of stockholders equity and presented as liability and temporary equity with respect to Common Stock replaced with units comprised of convertible Preferred Stock and warrants	(162,907)	(163)	(1,140,186)	-	-	(1,140,349)
Conversion of Preferred Stock	4,000	4	23,196	-	-	23,200
Stock dividend to certain Common Stock holders	-	-	278,263	-	(278,263)	-
Warrants issued as consideration for placement services	-	-	562,805	-	-	562,805
Dividend on convertible Preferred Stock	-	-	-	-	(288,248)	(288,248)
Stock-based compensation	-	-	35,619	-	-	35,619
Balance as of December 31, 2013	5,301,693	5,302	14,532,068	52,702	(25,653,190)	(11,063,118)

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Year ended December 31,			Cumulative period from September 30, 2001 (date of inception) through December 31,
	2013	2012	2011	2013(*)
Cash flows from operating activities:
Loss for the period	(9,796,853)	(2,772,307)	(2,364,339)	(25,086,679)
Adjustments to reconcile loss for the period to net cash used in operating activities:
Depreciation	33,684	25,546	23,045	191,717
Increase (decrease) in liability for employee rights upon retirement	(9,959)	(17,237)	1,127	196,506
Stock-based compensation	35,619	349,522	378,072	1,616,044
Stock-based interest compensation to convertible notes holders	-	-	-	1,214,943
Issuance costs allocated to warrants with down-round protection	390,928	-	-	390,928
Change in the fair value of warrants issued with down-round protection	6,251,242	(35,892)	-	6,215,350
Linkage difference on principal of loans from stockholders	14,382	9,849	24,934	201,280
Interest on convertible notes	-	-	-	78,192
Gain on sale of property and equipment	-	-	-	(912)
Gain from trading marketable securities	-	-	-	(12,920)
Changes in assets and liabilities:
Decrease (increase) in other current assets	(5,234)	14,106	(23,968)	(74,652)
Increase (decrease) in accounts payable	(77,259)	48,850	64,697	44,733
Increase (decrease) in other current liabilities	(54,317)	80,574	(19,681)	233,643
Net cash used in operating activities	(3,217,767)	(2,296,989)	(1,916,113)	(14,791,827)

Cash flows from investment activities:
Decrease (increase) in funds in respect of employee rights upon retirement	(40,029)	(6,387)	14,436	(149,221)
Purchase of property and equipment	(64,252)	(11,347)	(54,619)	(284,372)
Proceeds from sale of property and equipment	-	-	-	4,791
Investment in marketable securities	-	-	-	(388,732)
Proceeds from sale of marketable securities	-	-	-	406,995
Short-term loan granted to related party, net of repayments	-	-	-	(14,252)
Net cash used in investment activities	(104,281)	(17,734)	(40,183)	(424,791)

Cash flows from financing activities
Credit from banking institutions (repayment)	(38,801)	36,348	(18,669)	(8,671)
Proceeds from issuance of convertible notes	-	-	-	1,144,000
Repayment of convertible notes	-	-	-	(527,396)
Proceeds from issuance of Common Stock, net of issuance expenses	-	917,179	2,401,214	11,323,559
Dividend to Preferred Stockholders	(288,248)	-	-	(288,248)
Proceeds allocated to convertible Preferred Stock, net of issuance expenses	3,960,958	-	-	3,960,958
Proceeds allocated to warrants with down-round protection, net of issuance expenses	1,421,983	-	-	1,421,983
Proceeds from stockholders loans	-	-	-	347,742
Net cash provided by financing activities	5,055,892	953,527	2,382,545	17,373,927
Effect of exchange rate changes on cash and cash equivalents	108,656	8,103	(23,993)	228,602
Increase (decrease) in cash and cash equivalents	1,842,500	(1,353,093)	402,256	2,385,911
Cash and cash equivalents at beginning of the period	543,411	1,896,504	1,494,248	-
Cash and cash equivalents at end of the period	2,385,911	543,411	1,896,504	2,385,911

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

Supplementary information on financing activities not involving cash flows:

During 2013, an amount of $1,140,186 representing Common Stock replaced with Units comprised of Preferred Stock and warrants with down-round protection was classified out of stockholders equity. $839,469 of this amount was assigned to Preferred Stock and $300,717 was assigned to warrants with down-round protection.

$278,263, representing the fair value of the shares of Common Stock issued to certain stockholders and accounted for as a stock dividend, was charged to “deficit accumulated during development stage” against “additional paid in capital” in the statements of changes in stockholders’ equity.

$562,805, representing the fair value of warrants issued as consideration for placement services, was accounted for as additional paid-in capital in the statements of changes in stockholders’ equity. Of these direct  issuance expenses, $390,928 was allocated to warrants with down-round protection and was expensed as incurred and $171,877 was allocated to the Preferred Stock and recorded as a reduction of temporary equity.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	–	GENERAL

A.
Integrity Applications, Inc. (the "Company") was incorporated on May 18, 2010 under the laws of the State of Delaware.  On July 15, 2010, Integrity Acquisition Corp. Ltd. (hereinafter: "Integrity Acquisition"), a wholly owned Israeli subsidiary of the Company, which was established on May 23, 2010, completed a merger with A.D. Integrity Applications Ltd. (hereinafter: "Integrity Israel"), an Israeli corporation that was previously held by the stockholders of the Company.  Pursuant to the merger, all equity holders of Integrity Israel received the same proportional ownership in the Company as they had in Integrity Israel prior to the merger. Following the merger, Integrity Israel remained a wholly-owned subsidiary of the Company.  As the merger transaction constituted a structural reorganization, the merger has been accounted for at historical cost in a manner similar to a pooling of interests.  On this basis, stockholders’ equity has been retroactively restated such that each ordinary share of Integrity Israel is reflected in stockholders' equity as a share of Common Stock of the Company as of the date of the issuance thereof by Integrity Israel.  In addition, the historical financial statements of the Company for all dates prior to May 18, 2010 have been retroactively restated to reflect the activities of Integrity Israel.

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

Since its incorporation, the Company did not conduct any material operations other than those carried out by Integrity Israel.  The development and commercialization of Integrity Israel's product is expected to require substantial expenditures.  Integrity Israel and the Company (collectively, the "Group") have not yet generated any revenues from operations, and therefore they are dependent upon external sources for financing their operations. Since inception, Integrity Israel and the Company have incurred accumulated losses of $25,086,679, stockholder's deficit of $11,063,118 and cumulative negative operating cash flow of $ 14,791,827.  These factors raise substantial doubt about the Group’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  During 2011, the Company raised funds via the issuance of Common Stock in a total amount of approximately $2.4 million (net of related expenses).  During 2012, the Company raised a total amount of approximately $1.0 million (net of related expenses) from the issuance of Common Stock. During 2013, the Company raised funds in an approximate amount of $5.3 million (net of related expenses) from the Issuance of units (the “Units”) consisting of shares of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”) and detachable warrants to purchase shares of the Company’s Common Stock (See Note 10M). As more fully described in Note 10A2, the Company will not be permitted to, among other things, incur indebtedness without the written consent of the holders of a majority in stated value of the outstanding Preferred Stock. Until such time as the Group generates sufficient revenue to fund its operations (if ever), the Group plans to finance its operations through the sale of equity and/or debt securities and, to the extent available, short term and long term loans. There can be no assurance that Integrity Israel and the Company will succeed in obtaining the necessary financing to continue their operations.

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

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 1	–	GENERAL (cont.)

D.	Risk factors

The Group has limited operating history and face a number of risks, including uncertainties regarding finalization of the development process, demand and market acceptance of the Group's products, the effects of technological changes, competition and the development of products by competitors.  Additionally, other risk factors also exist, such as the ability to manage growth and the effect of planned expansion of operations on the Group's future results. In addition, the Group expects to continue incurring significant operating costs and losses in connection with the development of its products and marketing efforts. The Group has not yet generated any revenues from its operations to fund its activities and therefore the Group is dependent on the receipt of additional funding from its stockholders and investors in order to continue as a going concern (See Note 1B).

E.
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

A.	Use of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to (a) the allocation of the proceeds and the related issuance costs of Units consisting of convertible Preferred Stock and warrants with down round protection, (b) the fair value estimate of the warrants with the down-round protection and (c) the going concern assumptions.

B.	Functional currency

The functional currency of the Company is the US dollar, which is the currency of the primary economic environment in which it operates.  In accordance with ASC 830, “Foreign Currency Matters” (ASC 830), balances denominated in or linked to foreign currency are stated on the basis of the exchange rates prevailing at the applicable balance sheet date.  For foreign currency transactions included in the statement of operations, the exchange rates applicable on the relevant transaction dates are used.  Gains or losses arising from changes in the exchange rates used in the translation of such transactions are carried as financing income or expenses. The functional currency of Integrity Israel is the New Israeli Shekel ("NIS") and its financial statements are included in consolidation, based on translation into US dollars.  Accordingly, assets and liabilities were translated from NIS to US dollars using year-end exchange rates, and income and expense items were translated at average exchange rates during the year. Gains or losses resulting from translation adjustments are reflected in stockholders' equity (deficit), under “accumulated other comprehensive income (loss)”.

	Year ended December 31,
	2013	2012	2011
Official exchange rate of NIS 1 to US dollar	0.288	0.268	0.262

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

C.	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

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

The Group's long-lived assets are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  To date the Group did not incur any material impairment losses.

G.	Deferred income taxes

The Group accounts for income taxes in accordance with ASC 740, "Income Taxes". Accordingly, deferred income taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between the financial accounting and the tax bases of assets and liabilities under the applicable tax law.  Deferred tax balances are computed using the enacted tax rates expected to be in effect when these differences reverse.  Valuation allowances in respect of deferred tax assets are provided for, if necessary, to reduce deferred tax assets to amounts more likely than not to be realized.

The Group accounts for uncertain tax positions in accordance with ASC Topic 740-10, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. According to ASC Topic 740-10, tax positions must meet a more-likely-than-not recognition threshold. The Group’s accounting policy is to classify interest and penalties relating to uncertain tax positions under income taxes, however the Group did not recognize such items in its fiscal 2013, 2012 and 2011 financial statements and did not recognize any liability with respect to unrecognized tax position in its balance sheet.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

H.	Liability for employee rights upon retirement

Integrity Israel's liability for employee rights upon retirement with respect to its Israeli employees is calculated pursuant to the Israeli Severance Pay Law, based on the most recent salary of each employee multiplied by the number of years of employment as of the balance sheet date. Employees are entitled to one month's salary for each year of employment, or ratable portion thereof for periods less than one year. Integrity Israel makes monthly deposits to insurance policies and severance pay funds.

The deposited funds may be withdrawn upon the fulfillment of Integrity Israel's severance obligations pursuant to Israeli severance pay laws or labor agreements with its employees.  The value of the deposited funds is based on the cash surrender value of these policies, and includes immaterial profits or losses.

Commencing 2011, Integrity Israel’s agreements with its Israeli employees are in accordance with Section 14 of the Severance Pay Law. Payments in accordance with Section 14 release the employer from any future severance payments in respect of those employees. Related obligations and liabilities under Section 14 are not recorded as an asset or as a liability in the Company's balance sheet.

Severance expenses for the year ended December 31, 2013, 2012 and 2011 amounted to $91,588, $78,556 and $42,358, respectively.

I.
Research and development expenses

Research and development expenses are charged to operations as incurred.  Grants received by Integrity Israel from the Government of Israel through the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor (the "OCS") for development of approved projects were recognized as a reduction of expenses when the related costs were incurred.

J.	Royalty-bearing grants

Royalty-bearing grants from the OCS for funding approved research and development projects are recognized at the time Integrity Israel is entitled to such grants, on the basis of the costs incurred and reduce research and development costs.  The cumulative research and development grants received by Integrity Israel from inception through December 2004 amounted to $93,462.  Integrity Israel has not received any research and development grants since December 2004.

As of December 31, 2013, 2012 and 2011, the Group did not accrue or pay any royalties to the OCS.

K.	Loss per share

Basic loss per share is computed by dividing loss for the period by the weighted average number of shares of Common Stock outstanding during the period. Securities that may participate in dividends with the Common Stock (such as the convertible Preferred Stock) are included in the computation of basic earnings per share using the two class method. However, in periods of net loss, such participating securities are not included since the holders of such securities do not have a contractual obligation to share the losses of the Company.

In computing diluted earnings per share, basic earnings per share are adjusted to reflect the potential dilution that could occur upon the exercise of options or warrants issued or granted using the “treasury stock method” and upon the conversion of Preferred Stock using the "if-converted method", if their effect is dilutive.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

L.	Stock-based compensation

The Group measures and recognizes the compensation expense for all equity-based payments to employees based on their estimated fair values in accordance with ASC 718, "Compensation-Stock Compensation". Share-based payments including grants of stock options and shares are recognized in the statement of operations as an operating expense, based on the fair value of the award at the date of grant.  The fair value of options is estimated using the Black-Scholes option-pricing model and the fair value of share grants is estimated using recent transaction prices.  The Group has expensed compensation costs, net of estimated forfeitures, applying the accelerated vesting method, over the requisite service period or over the implicit service period when a performance condition affects the vesting, and it is considered probable that the performance condition will be achieved.

Share-based payments awarded to consultants (non-employees) are accounted for in accordance with ASC Topic 505-50, "Equity-Based Payments to Non-Employees".

M.	Fair value of financial instruments

ASC Topic 825-10, "Financial Instruments" defines financial instruments and requires disclosure of the fair value of financial instruments held by the Group. The Group considers the carrying amount of cash and cash equivalents, other current assets, credit from banking institutions, accounts payable and other current liabilities balances, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.  The warrants with down-round protection represent a derivative liability and therefore are measured and presented on the balance sheet at fair value. The fair value measurement of the warrants is classified as level 3. The Group did not estimate the fair value of the long-term loans from stockholders since their repayment schedule has not yet been determined.

N.	Convertible notes

The Group considered the provisions of ASC Topic 815, "Derivatives and Hedging", and determined that the conversion feature should not be separated from the host instrument.  Furthermore, the Group applied ASC Topic 470-20, "Debt - Debt with Conversion and Other Options" which clarifies the accounting for instruments with beneficial conversion features or contingency adjustable conversion ratios.  The Group has determined that the convertible notes did not include a beneficial conversion feature. The entire balance of the convertible notes (which were issued during fiscal year 2010) was either repaid in cash or converted into Common Stock during fiscal year 2010 (see also Note 10C).

O.	Concentrations of credit risk

Financial instruments that potentially subject the Group to concentrations of credit risk consist primarily of cash and cash equivalents.  Cash and cash equivalents are deposited with major banks in Israel and the United States of America. Management believes that such financial institutions are financially sound and, accordingly, minimal credit risk exists with respect to these financial instruments. The Group does not have any significant off-balance-sheet concentration of credit risk, such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

P.	Contingencies

The Group records accruals for loss contingencies arising from claims, litigation and other sources when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Legal costs incurred in connection with loss contingencies are expensed as incurred.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Q.	Temporary equity

As more fully described in Note 10M, in March 2013 the Company issued convertible Preferred Stock which provide a liquidation preference and certain redemption rights for the benefit of the holders of such Preferred Stock upon the occurrence of certain events, some of which are not within the Company’s control.  Accordingly, the convertible Preferred Stock is presented as temporary equity.

Upon initial recognition, the Preferred Stock was measured based on the "residual approach". Accordingly, the amount allocated to the Preferred Stock was based on the gross proceeds (including the gross proceeds to the Company from the issuance of Common Stock that was subsequently replaced with Units – See Note 10L), net of the fair value of the detachable warrants and net of the direct issuance expenses that were allocated to the Preferred Stock.

Since at the commitment date, the exercise price of the conversion feature (based on the effective conversion rate of the Preferred Stock into Common Stock) was higher than the estimated fair value of the Company’s Common Stock, it was determined that the conversion feature was not beneficial.

On each balance sheet date, the Company’s management assesses the probability of redemption of the Preferred Stock. In the event that management determines such redemption to be probable as of an applicable balance sheet date, the Company will recognize a liability in an amount equal to the aggregate redemption price of the Preferred Stock. In addition, upon such determination, the difference between the amount that was allocated to the Preferred Stock (after deduction of issuance expenses) and such redemption amount will be accreted over the period beginning on the date that it becomes probable that the instrument will become redeemable and ending on the earliest redemption date.

R.	Warrants with “down-round” protection

The Company considered the provisions of ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”, with respect to the detachable warrants that were issued to the Unit Purchasers, as described in Note 10M, and determined that as a result of the “down-round” protection that would adjust the exercise price of the warrants to the price at which the Company subsequently issues shares or other equity-linked financial instruments, if that price is less than the original exercise price of the warrants, such warrants cannot be considered as indexed to the Company's own stock. Accordingly, the warrants were recognized as derivative liability at their fair value on initial recognition. In subsequent periods, the warrants are marked to market with the changes in fair value recognized as financing expense or income in the consolidated statement of operations. The direct issuance expenses that were allocated to the detachable warrants were expensed as incurred.

S.	Recently issued accounting pronouncements

1.	ASC Topic 220, "Comprehensive Income"

Effective January 1, 2013, the Group adopted Accounting Standard Update No. 2013-02 “Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (ASU 2013-02). ASU 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income.

According to ASU 2013-02, significant items that are required under U.S. GAAP to be reclassified to net income in their entirety shall be presented by the respective line items of net income either on the face of the financial statements or in the footnotes. Items that are not required under U.S. GAAP to be reclassified to net income in their entirety are required to be cross-referenced to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The adoption of ASU 2013-02 did not have a material impact on the financial position or results of operations of the Group.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

S.	Recently issued accounting pronouncements (cont.)

2.	ASC Topic 210, “Balance Sheet”

Effective January 1, 2013, the Group adopted Accounting Standard Update (ASU) 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11). ASU 2011-11 enhances disclosures about financial instruments and derivative instruments that are either offset in accordance with the Accounting Standards Codification or are subject to an enforceable master netting arrangement or similar agreement.

The amended guidance became effective, in a retrospective manner to all comparative periods presented, for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

The adoption of ASU 2011-11 did not have a material impact on the financial position or results of operations of the Group.

3.	ASC Topic 830, Foreign "Currency Matters"

In March 2013, the FASB issued Accounting Standards Update 2013-5, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-5").

ASU 2013-5 clarifies among other things that, when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in-substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.

For public companies, the amendments in this Update will be effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption. The adoption of the standard is not expected to have a material impact on the Group's consolidated results of operations and financial condition.

NOTE 3	–	OTHER CURRENT ASSETS

	US dollars
	December 31,
	2013	2012

Prepaid expenses	29,044	29,460
Government Institution (*)	64,008	52,012
	93,052	81,472

(*)	Represents amounts advanced by Integrity Israel to the Israeli tax authorities or amounts owed to Integrity Israel by the Israeli Value Added Tax authorities.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 4	–	PROPERTY AND EQUIPMENT, NET

	US dollars
	December 31,
	2013	2012

Computers	110,930	85,517
Furniture and office equipment	168,957	114,982
Leasehold improvements	25,761	23,953
	305,648	224,452

Less – accumulated depreciation	(198,439)	(154,252)
	107,209	70,200

During the years ended December 31, 2013, 2012 and 2011, depreciation expenses amounted to $33,684, $25,546 and $23,045, respectively, and new equipment purchases amounted to $64,252, $11,347 and $54,619, respectively.

NOTE 5	–	ACCOUNTS PAYABLE

	US dollars
	December 31,
	2013	2012

Open accounts	8,085	96,870
Checks payable	41,702	25,667
	49,787	122,537

NOTE 6	–	OTHER CURRENT LIABILITIES

	US dollars
	December 31,
	2013	2012

Employees and related institutions	217,027	184,394
Accrued expenses and other	44,093	113,595
	261,120	297,989

NOTE 7	–	LINE OF CREDIT

As of December 31, 2013, the Group has an unutilized credit line of approximately $86,430 (NIS 300,000) with its Israeli banks. Borrowings under the line of credit are secured by our funds on deposit with the bank at the time of borrowing, which generally must be sufficient to cover the principal amount of the borrowings in full.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 8	–	LONG-TERM LOANS FROM STOCKHOLDERS

During the years 2003-2004, Integrity Israel received loans from stockholders (three separate lenders).  The loans are indexed to the Israeli Consumer Price Index from their origination date and bear no interest.

The Group will be required to pay the loan, in quarterly installments, commencing on the first quarter following the first fiscal year in which the Group reports net profit in its annual report.  At such time, the Group will be required to make quarterly payments equal to 10% of its total sales for each quarter until the loans have been repaid in full.  Notwithstanding the repayment mechanism, the Group will not be required to repay the loans during any period in which such payment would cause a deficit in the Group's working capital. Since its inception, the Group has not reported any profits and accordingly, the loans have been presented as long-term liabilities.

As of December 31, 2013, no repayments of the stockholders loans have been made.

NOTE 9	–	COMMITMENTS AND CONTINGENT LIABILITIES

A.
On March 4, 2004, the OCS provided Integrity Israel with a grant of approximately $93,462 (NIS 420,000), for its plan to develop a non-invasive blood glucose monitor (the “Development Plan”). Integrity Israel is required to pay royalties to the OCS at a rate ranging between 3-5% of the proceeds from the sale of the Group's products arising from the Development Plan up to an amount equal to $93,462, plus interest at LIBOR from the date of grant. As of December 31, 2013, the contingent liability with respect to royalty payment on future sales equals approximately $93,462, excluding interest. Such contingent obligation has no expiration date.

B.
Integrity Israel currently leases approximately 3,100 sq. ft. of office space in the city of Ashkelon, Israel for its principal offices and prototype laboratory.  The lease term began on February 1, 2006 and was extended until January 31, 2009.  Pursuant to a verbal agreement with the landlord, Integrity Israel currently leases this facility on a monthly basis at a cost of approximately $3,300 (NIS 11,500).

C.
In 2010, the Company engaged Andrew Garrett, Inc. as its exclusive placement agent (the "Placement Agent") in connection with an offering on a “best efforts” basis of a minimum 560,000 shares and a maximum of 2,000,000 shares of the Company's Common Stock at a price of $6.25 per share (the “2010 Offering”).  Pursuant to a placement agent agreement with the Placement Agent, the Placement Agent (or its sub-agents) was entitled to receive, as a commission, an amount equal to 7% of the funds raised in the offerings, such amounts to be paid in cash, plus 3% of the funds as a management fee plus a 3% non-accountable expense allowance (13% in the aggregate).  In addition, the placement agent agreement required the Company to issue to the Placement Agent (or its sub-agents) warrants to purchase up to 10% of the shares of Common Stock issued to investors (or underlying convertible securities issued to investors) in connection with the offerings at a price per share that will be equal to the offering price and subject to certain price adjustments.  In 2012, the Company engaged the Placement Agent, on substantially the same financial terms as those described above, in connection with an offering of up to $5,000,000 of its Common Stock, which offering was subsequently converted to an offering of up to $7,500,000 of Units consisting of Preferred Stock and Warrants (the “2012 Offering”).

In connection with the 2010 Offering and the 2012 Offering, the Company paid to the Placement Agent $820,493, $150,202 and $366,412, in cash during 2013, 2012 and 2011, respectively.  See Note 10C-10N as per warrants issued to the Placement Agent.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 9	–	COMMITMENTS AND CONTINGENT LIABILITIES (cont.)

D.
Y.H. Dimri Holdings, which was a shareholder of Integrity Israel prior to the reorganization and merger described in Note 1 ("Dimri"), has alleged (post the reorganization) that, in connection with such reorganization, certain of Dimri's rights in Integrity Israel were violated.  Under Dimri's investment agreement, certain rights in Integrity Israel were granted to Dimri, including an anti-dilution provision that provided that Dimri’s holdings in Integrity Israel would not be diluted below 18% of Integrity Israel’s issued capital shares as a result of any investment in Integrity Israel.  On the date of the reorganization, Dimri owned 18% of Integrity Israel’s ordinary shares and, therefore, upon the completion of the reorganization, Dimri was entitled to receive 18% of the shares of Common Stock of the Company outstanding on such date in exchange for his shares in Integrity Israel, subject to the fulfillment of certain requirements.  The Company's management, considering the legal advice of its Israeli legal counsel, believes that, given that Dimri no longer owns shares in Integrity Israel as a result of the reorganization, rights attached to the shares in Integrity Israel no longer exist in Integrity Israel and do not and have never existed in the Company.  However, Dimri has refused to acknowledge or agree to the termination of these rights and has challenged the Company's position.

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

On March 20, 2012, Dimri submitted a statement of claim to the arbitrator and pled for a declaratory judgment against Integrity Israel and the founders of Integrity Israel.  Dimri claimed that its rights under the loan and investment agreement, Integrity Israel’s Articles of Association and two other internal agreements entered into among the founders of Integrity Israel are valid and in effect.  Dimri also pled for an injunction requiring the founders of Integrity Israel to transfer shares of the Company’s Common Stock held by them to Dimri, from time to time, in such amounts necessary so that Dimri’s holdings in the Company would not be diluted below 18% of the Company’s issued share capital at any time.  The defendants in the arbitration submitted a statement of defense on May 28, 2012 and Dimri submitted a reply on June 14, 2012.  At a preliminary session held on June 19, 2012, the arbitrator suggested that the parties meet with him in order to examine whether a settlement can be reached.  A meeting for this purpose had been set for August 27, 2012 but has been postponed by the arbitrator.  After several postponements, Dimri submitted its affidavits on October 16, 2012. The defendants submitted their affidavits on February 7, 2013. Testimony and summary hearings have been conducted during June 2013. Thereafter, the parties have entered into settlement discussions, which have not yet been concluded.

The Company does not know what other actions Dimri will ultimately bring, if any, and against whom they will be brought. Nevertheless, the Company, its legal counsel and Integrity Israel’s legal counsel believe that the Company and Integrity Israel have substantial defenses to any such claims and appropriate claims and counterclaims of their own and they intend to strongly defend against any such action by Dimri and to assert their own claims and counterclaims as they deem necessary.

Notwithstanding the aforesaid, the Company, considering the advice of its Israeli legal counsel, is unable to assess or make any estimate of the amount of the reasonably possible range of loss, if any. Accordingly, no provision has been made for this claim.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10	–	WARRANT WITH DOWN-ROUND PROTECTION, TEMPORARY EQUITY AND SHARE CAPITAL

A.	1.	Description of the rights attached to the Common Stock

Each share of Common Stock entitles the holder to one vote, either in person or by proxy, on each matter submitted to the approval of the Company’s stockholders.  The holders of Common Stock are not permitted to vote their shares cumulatively.  As described below, holders of Preferred Stock are entitled to vote together with the holders of Common Stock on an as-converted basis.  Accordingly, the holders of the Company's Common Stock together with the holders of the Preferred Stock who hold, in the aggregate, more than fifty percent of the total voting rights can elect all of the directors and, in such event, the holders of the remaining shares will not be able to elect any of such directors.  The vote of the holders of a majority of the issued and outstanding shares of Common Stock, voting together with the holders of the Preferred Stock on an as converted basis, are entitled to vote thereon is sufficient to authorize, affirm, ratify or consent to any act or action submitted to the vote of the Company’s stockholders, except as otherwise provided by law.

2.	Description of the rights attached to the Preferred Stock

Holders of Preferred Stock are entitled to receive cumulative dividends at a rate of 5% per annum, based on the stated value per share of Preferred Stock, which was initially $1,000 per share.  Dividends on the Preferred Stock are payable quarterly on March 31, June 30, September 30 and December 31 of each year, beginning on March 31, 2013, and on each conversion date (with respect to the shares of Preferred Stock being converted).  Until September 13, 2013, dividends were payable only in cash. Thereafter, dividends on the Preferred Stock are payable, at the option of the Company, in cash and/or, if certain conditions are satisfied (including, among others, that the volume weighted average trading price for the Common Stock on its principal trading market is equal to or greater than 110% of the then current conversion price for the Preferred Stock for five consecutive trading days prior to the dividend payment date), in shares of Common Stock, valued at the then current conversion price of the Preferred Stock.  The Company will incur a late fee of 9% per annum, payable in cash, on dividends that are not paid within three trading days of the applicable dividend payment date. During the year ended December 31, 2013 the Company paid an aggregate of $288,248 in cash as dividend to its Preferred Stockholders.

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

Subject to certain conditions, the Company will have the option to force the conversion of the Preferred Stock (in whole or in part) if the volume weighted average price for the Common Stock on its principal trading market exceeds $11.60 for each of any 20 trading days during any 30 consecutive Trading Day period and the average daily dollar trading value for the Common Stock during such 30 day period exceeds $100,000.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10	–	WARRANT WITH DOWN-ROUND PROTECTION, TEMPORARY EQUITY AND SHARE CAPITAL (cont.)

A.	2.	Description of the rights attached to the Preferred Stock (cont.)

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

In addition, the Company will be required to pay partial liquidated damages of $10 for each $1,000 of stated value of any shares of Preferred Stock which have been converted by a holder and in respect of which the Company fails to deliver Conversion Shares by the eighth trading day following the applicable conversion date.

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

The conversion price of the shares of Preferred Stock that were included in the Units is subject to adjustment for certain issuances of Common Stock or other securities of the Company at an effective price per share that is lower than the conversion price then in effect ($5.80 per share at December 31, 2013), as well as for stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10	–	WARRANT WITH DOWN-ROUND PROTECTION, TEMPORARY EQUITY AND SHARE CAPITAL (cont.)

B.	Stock-based compensation

1.	Grants to non-employees

a.
During 2005, Integrity Israel granted to three consultants an aggregate sum of 144,250 of its ordinary shares of NIS 0.01 par value as consideration for consulting services.  The compensation expense was recorded as an expense over the consulting service period (varying from 2 months to 2 years).

The non-cash compensation recorded with respect to such grants was $123,625, $229,564 and $175,516 for the years 2007, 2006 and 2005, respectively.  The fair value of the shares was based on the recent share price applicable.

Following the merger with Integrity Israel, the shares were replaced with shares of Common Stock of the Company.

b.
In October 2006, Integrity Israel granted 45,531 options with an exercise price of $4.305 per share in consideration of investor finders, of which 17,657 were forfeited.

In November 2008, Integrity Israel granted 8,989 options with an exercise price of $5.517 per share in consideration of investor finders, of which 5,365 were forfeited.

The fair value of each such grant was based on the most recent share price with respect to the relevant grant date.

Following the merger with Integrity Israel, the options were replaced with options of the Company.

c.
In connection with the 2010 Offering, the Company issued to the Placement Agent warrants to purchase 45,097 and 84,459 shares, respectively, of the Company's Common Stock, with an exercise price of $6.25 per share, in 2011 and 2010, respectively.  The warrants expire on the fifth anniversary of the date on which the shares of Common Stock underlying such warrants are fully registered with the SEC.  The warrants include customary adjustment provisions for stock splits, reorganizations and other similar transactions and in addition, the warrants that were issued to the placement agent, included a limited Period (until September 1, 2012) Down-Round Protection under which the strike price of the warrants would be adjusted to a price per share at which the Company will subsequently issue stock, if such price per share is less than the original strike price of the warrants.

In connection with the 2012 Offering, the Company issued to the Placement Agent warrants to purchase up to 256,554 shares of Common Stock.  Half of such warrants are exercisable at an exercise price of $5.80 per share, and the remainders of such warrants are exercisable at any exercise price of $6.96 per share.  Such warrants have substantially the same terms as those issued to the Unit Purchasers (see Note 10M below).  In addition, on May 13, 2013, the Company issued to the Placement Agent warrants to purchase an aggregate of 215 shares of Common Stock at an exercise price of $7.00 per share in partial consideration for its service as placement agent for the Initial Closing.  Such warrants have substantially the same terms as the warrants issued to the Placement Agent in connection with the 2010 Offering, as described above, except that such warrants do not include provisions relating to anti-dilution protection.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10	–	WARRANT WITH DOWN-ROUND PROTECTION, TEMPORARY EQUITY AND SHARE CAPITAL (cont.)

B.	Stock-based compensation (cont.)

1.	Grants to non-employees (cont.)

d.
On September 10, 2013 the Company granted 26,484 options with an exercise price of $9.50 per share in consideration of investor relations services. The options vest ratably over a period of 12 months from the date of grant and will expire on the fifth anniversary thereof, subject to certain limitations. In connection with this grant the Company recorded during 2013 non-cash compensation expenses amounting to $16,657. At December 31, 2013 fair value per option of $2.52 was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 105.14%, risk free interest rate of 0.12%, stock price of $8.50 and exercise price of $9.50.

2.	Grants to employees

a.
During 2005-2006, Integrity Israel granted to two individuals (an officer and a director), options exercisable into 24,394 shares of NIS 0.01 par value of Integrity Israel.  The exercise price of each option was $3.49 (with respect to 4,486 options) and $3.84 (with respect to 19,908 options).  The vesting period was three years with respect to the 4,486 options and two months with respect to the 19,908 options. The 19,908 options were forfeited. The total non-cash compensation recorded with respect to such grants was $45,291, $2,435 and $203 for the years 2007, 2006 and 2005, respectively.  The fair value of the grants, which was estimated using Black-Scholes option pricing model, was based, among other factors, on the most recent share price with respect to the relevant grant date.

Following the merger with Integrity Israel, the options were replaced with options of the Company.

b.
In August 2007, Integrity Israel’s Board of Directors ("Integrity Israel's Board") approved a stock option plan ("Integrity Israel's plan") for the grant, without consideration of options exercisable into ordinary shares of NIS 0.01 par value of Integrity Israel to employees, officers and directors of Integrity Israel.  The exercise price and vesting period for each grantee of options was determined by Integrity Israel's Board and specified in such grantee's option agreement.  The options vested over a period of 1-12 quarters based on each grantee's option agreements.  Any option not exercised within 10 years after the date of grant thereof will expire.

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

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10	–	WARRANT WITH DOWN-ROUND PROTECTION, TEMPORARY EQUITY AND SHARE CAPITAL (cont.)

B.	Stock-based compensation (cont.)

2.	Grants to employees (cont.)

c.
Pursuant to the terms of their respective employment agreements with the Company, in March 2012, the Company issued to Avner Gal, the Company’s Chief Executive Officer, and David Malka, the Company’s Executive Vice President of Operations, options to purchase up to 264,778 and 79,434 shares of Common Stock, respectively.  The Options are exercisable at an exercise price of $6.25 per share.  The options vested or will vest (as applicable), in 3 equal parts, upon the achievement of each of the following milestones: (i) submission of clinical trials’ results to the Notified Body; (ii) receipt of CE mark approval; (iii) receipt of FDA approval.  In the event of a merger and/or acquisition in which one or more of the abovementioned milestones have not yet been met, the options shall be deemed vested on the date of the merger and/or acquisition.  All options granted as described above are subject to the terms of the 2010 Share Incentive Plan.

The total non-cash compensation expenses recorded with respect to such grants amounted to $ 327,663 and $378,072 for the years ending December 31, 2012 and 2011, respectively.  The amount recognized as an expense takes into consideration the actual achievement of the first and second milestones. Approximately $353,000 of deferred compensation costs are expected to be recognized upon receipt of the FDA approval, if and when received. The fair value of the shares was based on the recent share price applicable.

d.
On March 12, 2012, the Company granted to certain employees options to purchase 17,500 shares of Company's Common Stock at an exercise price of $6.25 per share. All options were granted in accordance with and subject to the terms of the Company's 2010 incentive Compensation Plan.  The total non-cash compensation expenses relating to these grants amounted to $18,962 and $21,859, for the years ending December 31, 2013 and 2012, respectively. Approximately $2,500 of deferred compensation costs are expected to be recognized in 2014.

e.	As of December 31, 2013, there are 114,708 shares available for future grants under the 2010 Share Incentive Plan.

The following tables present a summary of the status of the grants to employees, officers and directors as of December 31, 2013 and 2012:

	Number	Weighted average exercise price (US$)
Year ended December 31, 2013
Balance outstanding at beginning of year	471,854	5.47
Granted	-	-
Exercised	-	-
Forfeited	(57,007)	3.48
Balance outstanding at end of the year	414,847	5.74
Balance exercisable at the end of the year	298,910	5.55

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10	–	WARRANT WITH DOWN-ROUND PROTECTION, TEMPORARY EQUITY AND SHARE CAPITAL (cont.)

B.	Stock-based compensation (cont.)

2.	Grants to employees (cont.)

	Number	Weighted average exercise price (US$)
Year ended December 31, 2012
Balance outstanding at beginning of year	454,354	5.44
Granted	17,500	6.25
Exercised	-	-
Forfeited	-	-
Balance outstanding at end of the year	471,854	5.47
Balance exercisable at the end of the year	321,039	3.12

The aggregate intrinsic value of the awards exercisable as of December 31, 2013, 2012 and 2011 is $882,471, $ 609,706 and $ 368,926, respectively.  The aggregate intrinsic value of the awards outstanding as of December 31, 2013, 2012 and 2011 was $1,143,330, $ 722,817 and $368,926, respectively. For the years 2012 and 2011, these amounts represent the total intrinsic value, based on management's estimate of the Company's stock price of $ 7 less the weighted exercise price. For the year 2013 management’s estimate of the Company’s stock price of $8.50 was determined based among other factors on the closing sale price for the Common Stock as reported on the OTC Bulletin Board on December 27, 2013, the last reported sale of Common Stock in 2103.

The following tables summarize information about options outstanding at December 31, 2013:

Exercise price (US$)	Outstanding at December 31, 2013	Weighted average remaining contractual life (years)	Weighted average exercise price	Exercisable at December 31, 2013	Weighted average remaining contractual life (years)

1.72	40,408	3.75	1.72	40,408	3.75
3.49	4,486	1.92	3.48	4,486	1.92
3.63	4,849	3.75	3.63	4,849	3.75
5.52	1,119	5.20	5.52	1,119	5.20
6.03	4,273	5.00	6.03	4,273	5.00
6.25	359,712	8.25	6.25	243,775	8.25
	414,847			298,910

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10	–	WARRANT WITH DOWN-ROUND PROTECTION, TEMPORARY EQUITY AND SHARE CAPITAL (cont.)

B.	Stock-based compensation (cont.)

2.	Grants to employees (cont.)

The fair value of options granted was estimated at the dates of grant using the Black-Scholes option pricing model. The following are the data and assumptions used:

	2013	2012	2011
Dividend yield (%)	-	0	0
Expected volatility (%) (*)	-	50	50
Risk free interest rate (%)	-	2	2
Expected term of options (years) (**)	-	6	5-6
Exercise price (US dollars)	-	6.25	6.25
Stock price (US dollars) (***)	-	6.25	6.25
Fair value (US dollars)	-	3.08	3.08

(*)
Due to the low trading volume of the Company’s Common Stock, the expected volatility was based on the historical volatility of the share price of other public companies that operate in the same industry sector as the Company.

(**)
Due to the fact that the Company does not have sufficient historical exercise data, the expected term was determined based on the "simplified method" in accordance with Staff Accounting Bulletin No. 110.

(***)	The fair value of the share was based on the most recent share prices, as applicable to each grant.

C.	Convertible notes

1.
In April 2010, the Company issued Secured Notes (“Senior Notes”) in the aggregate initial principal amount of $ 999,000 together with rights to acquire Common Stock following the reorganization and merger described in Note 1.  The principal amount of the notes, together with any interest accrued but unpaid thereon, and any fees and charges, are referred to collectively as the “Outstanding Amount” of such Senior Notes.

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

Immediately after the initial closing of the 2010 Offering, each purchaser of a Senior Note (each a “Senior Note Purchaser”) was entitled to receive Common Stock issued and sold at the closing of the 2010 Offering in accordance with the following:

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

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10	–	WARRANT WITH DOWN-ROUND PROTECTION, TEMPORARY EQUITY AND SHARE CAPITAL (cont.)

C.	Convertible notes (cont.)

1.	(cont.)

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

The original amount of the Senior Notes $ 999,000, which entitled the holders of the Senior Notes to an either cash or stock settlement at a price per share equal to the fair value of the share that would be determined at the offering, represented stock-settled debt under the provisions of ASC Topic 47-20, "Debt-Debt with Conversion and Other Options".  Due to the terms of the conversion price, the Company determined that this component did not provide an active beneficial conversion feature.  However, the entitlement of the Senior Note holders to receive a fixed value of Common Stock in an amount equal to 100% of the original amount of the Senior Notes (in addition to the stock settled debt described above), which represented an obligation to issue a variable number of shares under the provisions of ASC Topic 480, "Distinguishing Liabilities for Equity" (totaling $999,000), was recognized as a stock-based interest compensation (which was included among financing expenses, net), over the term of the Senior Notes (April 2010 - August 2010).

On December 16, 2010, the Company completed an initial closing of the 2010 Offering, at which the Company issued 87,977 shares of Common Stock to certain holders of Senior Notes, who held an amount of $ 549,797 (including unpaid interest) and which elected to be repaid in shares.  The remaining amount of the Senior Notes, $ 527,396 (including unpaid interest), was settled in cash.

In addition, the Company issued 171,208 shares of Common Stock to the holders of Senior Notes as a repayment of the obligation to issue a variable number of shares.  The fair value of the shares ($1,069,244) represents 100% of the original amount of the Senior Notes and interest accumulated up to the date of the initial closing of the 2010 Offering.

The Company issued to the Placement Agent warrants to purchase an aggregate of 25,919 shares of Common Stock with an exercise price of $ 6.25 and in addition was required to pay the Placement Agent $ 129,870 in cash (see Note 9C).

2.
In November 2010, Integrity Israel issued Unsecured Junior Promissory Notes ("Junior Notes") in the aggregate initial principal amount of $ 170,000 (of which $ 25,000 was received in 2011).  The Junior Promissory Notes were substantially similar to the Senior Notes, except that immediately after the initial closing of the 2010 Offering, each holder of Junior Promissory Notes was entitled to receive the number of shares of Common Stock equal to the quotient obtained by dividing (i) 200% of the Outstanding Amount of such holder’s Junior Promissory Note by (ii) the price per share of the Common Stock in the 2010 Offering, rounded to the nearest whole share.  The entitlement to receive a fixed value of Common Stock sold at the closing of the 2010 Offering in an amount equal to 200% of the original amount of the Junior Notes was recognized as an obligation to issue a variable number of shares under the provisions of ASC Topic 480, "Distinguishing Liabilities for Equity", accordingly an amount equal to 100% of the original amount of the Junior Notes was recognized as stock-based interest compensation (which was included among financing expenses, net) over the term of the Junior Notes (November 2010 – December 2010).

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10	–	WARRANT WITH DOWN-ROUND PROTECTION, TEMPORARY EQUITY AND SHARE CAPITAL (cont.)

C.	Convertible notes (cont.)

2.	(cont.)

On December 16, 2010, the Company completed an initial closing of the 2010 Offering, at which, 54,792 shares of Common Stock were issued to the purchasers of the Junior Promissory Notes pursuant to the terms and in full repayment of such Junior Promissory Notes.  The fair value of the shares ($ 345,100) represented 200% of the original amount of the Senior Notes and interest accumulated up to the date of the initial closing of the 2010 Offering.

The Company issued to the Placement Agent, warrants to purchase an aggregate of 5,480 shares of Common Stock with an exercise price of $ 6.25 and in addition was required to pay $ 77,292 in cash (see Note 9C).

D.
On December 16, 2010, the Company completed an initial closing of the 2010 Offering at which the Company received an amount of $ 3,016,250 for 482,600 shares of Common Stock, representing a price per share of $ 6.25.  The Company issued to the Placement Agent warrants to purchase an aggregate of 48,260 shares of Common Stock at the initial closing with an exercise price of $ 6.25 and in addition was required to pay the Placement Agent $ 392,112 in cash (see Note 9C).

E.
On December 30, 2010, the Company completed a second closing of the 2010 Offering at which the Company received an amount of $ 300,000 for 48,000 shares of Common Stock, representing a price per share of $ 6.25.  The Company issued to the Placement Agent warrants to purchase an aggregate of 4,800 shares of Common Stock at the second closing with an exercise price of $ 6.25 and in addition was required to pay the Placement Agent $ 39,000 in cash (see Note 9C).

F.
On January 31, 2011, the Company completed a third closing of the 2010 Offering at which the Company received an amount of $ 102,000 for 16,320 shares of Common Stock, representing a price per share of $ 6.25.  The Company issued to the Placement Agent warrants to purchase an aggregate of 1,632 shares of Common Stock at the third closing with an exercise price of $ 6.25 and in addition was required to pay the Placement Agent $ 13,260 in cash (see Note 9C).

G.
On March 31, 2011, the Company completed a fourth closing of the 2010 Offering at which the Company received an amount of $ 567,300 for 90,768 shares of Common Stock, representing a price per share of $ 6.25.  The Company issued to the Placement Agent warrants to purchase an aggregate of 9,077 shares of Common Stock at the fourth closing with an exercise price of $ 6.25 and in addition was required to pay the Placement Agent $ 73,749 in cash (see Note 9C).

H.
On April 29, 2011, the Company completed a fifth closing of the 2010 Offering at which the Company received an amount of $ 250,000 for 40,000 shares of Common Stock, representing a price per share of $ 6.25.  The Company issued to the Placement Agent warrants to purchase an aggregate of 4,000 shares of common-stock at the fifth closing with an exercise price of $ 6.25 and in addition was required to pay the Placement Agent $ 32,500 in cash (see Note 9C).

I.
On May 31, 2011, the Company completed a sixth closing of the 2010 Offering at which the Company received an amount of $ 213,750 for 34,200 shares of Common Stock, representing a price per share of $ 6.25.  The Company issued to the Placement Agent warrants to purchase an aggregate of 3,420 shares of common-stock at the sixth closing with an exercise price of $ 6.25 and in addition was required to pay the Placement Agent $ 27,788 in cash (see Note 9C).

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10	–	WARRANT WITH DOWN-ROUND PROTECTION, TEMPORARY EQUITY AND SHARE CAPITAL (cont.)

J.
On July 29, 2011, the Company completed a seventh and final closing of the 2010 Offering at which the Company received an amount of $ 1,685,500 for 269,680 shares of Common Stock.  The Company issued to the Placement Agent warrants to purchase an aggregate of 26,968 shares of common-stock at the seventh closing with an exercise price of $ 6.25 and in addition was required to pay the Placement Agent $ 219,115 in cash (see Note 9C).

K.
Purchasers of the Common Stock in the 2010 Offering were entitled to anti-dilution protection until September 1, 2012 for certain issuances of Common Stock by the Company for less than $ 6.25 per share.

L.
On November 19, 2012, the Company issued 165,057 shares of its Common Stock at a price of $7.00 per share, for a total consideration of $1,155,399.  The issuance and sale of such shares constituted the initial closing (the “Initial Closing”) of the 2012 Offering, which was originally structured as an offering of up to  785,714 shares of its Common Stock to accredited investors (the “First Closing Purchasers”) at a price of $7.00 per share in a private placement transaction. See also Note 10M regarding the conversion of the Common Stock issued in November 2012 into Units.

M.
Subsequent to the Initial Closing, the 2012 Offering was converted from an offering of Common Stock to an offering of Units and, on March 13, 2013, the Company entered into a Securities Purchase Agreement with certain accredited investors (the “Unit Purchasers”) pursuant to which the Company issued to the Unit Purchasers an aggregate of 6,300 Units.  The shares of Preferred Stock comprising the Units were convertible into an aggregate of 1,086,178 shares of Common Stock and the Warrants comprising the Units are exercisable into an aggregate of 1,086,178 shares of Common Stock, in each case subject to adjustment as described below. After giving effect to the payment of commissions to the Placement Agent for the offering and the payment of certain offering expenses, the Company received net proceeds from the offering of approximately $5.4 million (See Note 9C).

The issuance and sale of the Units constituted the second and final closing of an offering of the Company’s securities in a private placement transaction.   As a result of the conversion of the offering from an offering of Common Stock to an offering of Units, the Company agreed with the Placement Agent that the Company would exchange the shares of Common Stock acquired by each First Closing Purchaser in the Initial Closing for such number of Units equal to the aggregate purchase price paid by such First Closing Purchaser in the Initial Closing (see Note 10L), divided by $1,000, in each case subject to the execution by the First Closing Purchaser of a consent to such modification.  Pursuant to this agreement, on May 13, 2013, the Company cancelled 162,907 of the 165,057 shares of Common Stock issued to the First Closing Purchasers and issued to such purchasers an aggregate of 1,140.35 Units.  These Units included Preferred Stock convertible into an aggregate of 196,597 shares of Common Stock and Warrants exercisable for 196,597 shares of Common Stock.  The total fair value of such Units was equal to the amount originally invested by the First Closing Purchasers that consented to exchange their shares into Units ($1,140,139).  As a result, during 2013, the total fair value of such Units was classified out of stockholders equity and was presented as temporary equity (convertible Preferred Stock) and liability (warrant with down-round provision), as applicable to each instrument.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10	–	WARRANT WITH DOWN-ROUND PROTECTION, TEMPORARY EQUITY AND SHARE CAPITAL (cont.)

M.	(cont,)

The Warrants included in the Units have a five-year term commencing on their issuance date. The Warrants are exercisable at any time at an exercise price of $6.96 per share.  The Warrants contain adjustment provisions substantially similar to the adjustment provisions of the Preferred Stock as described above, including provisions requiring an adjustment of the exercise price of the Warrants to the price at which the Company subsequently issues shares or other equity-linked financial instruments, if that price is less than the original exercise price of the Warrants (down-round protection).  In addition, the Warrants provide for protection for a Buy-In on substantially the same terms as described above with respect to the Preferred Stock.  No holder may exercise its Warrants in excess of the Beneficial Ownership Limitation.

In connection with the 2012 Offering the Company incurred a total of $1,479,864 of issuance costs of which $562,805 attributable to non-cash compensation expenses relating to warrants issued to the Placement Agent (See Notes 9C and Note10B.1.c). The average fair value per warrant of $2.19 was estimated using the following assumptions: dividend yield of 1%, expected volatility of 96.66%, risk free interest rate of 0.9%, stock price of $2.77 and exercise price ranging between $5.8-7.0.

The allocation of the issuance proceeds to the Preferred Stock and to the detachable warrants and their respective issuance costs is described in Note 2Q and Note 2R above.

The Company has determined its derivative warrant liability to be a Level 3 fair value measurement and has used the Binomial pricing model to calculate its fair value. Because the warrants contain a price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations.  The key inputs used in the fair value calculations were as follows:

December 31, 2013
Dividend yield (%)	-
Expected volatility (%) (*)	105.14
Risk free interest rate (%)	1.36
Expected term of options (years) (**)	4.20
Exercise price (US dollars)	6.96
Share price (US dollars) (***)	8.50
Fair value (US dollars)	6.405

(*)
Due to the low trading volume of the Company’s Common Stock, the expected volatility was based on the historical volatility of the share price of other public companies that operate in the same industry sector as the Company.

(**)
Due to the fact that the Company does not have sufficient historical exercise data, the expected term was determined based on the "simplified method" in accordance with Staff Accounting Bulletin No. 110.

(***)
The fair value per share of the Company’s Common Stock as of December 31, 2013 was based on the management’s estimate which was based among other factors on the closing price per share of the Company’s Common Stock on December 27, 2013, as reported on the OTC Bulletin Board, the last reported sale of Common Stock in 2103.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10	–	WARRANT WITH DOWN-ROUND PROTECTION, TEMPORARY EQUITY AND SHARE CAPITAL (cont.)

N.
In connection with the 2012 Offering, the Company also agreed with the placement agent for the offering that, following the closing of the sale of the Units, the Company would issue to the holders of the 1,295,535 shares of Common Stock issued by the Company at a price of $6.25 per share pursuant to the Company’s previously completed private placement of Common Stock (accrued during 2011 and 2010) such number of shares of Common Stock as would reduce the per share purchase price paid by such holders for such shares from $6.25 per share to $5.80 per share, in each case subject to the execution by the holder of a consent to such modification. As a result, upon the receipt of executed consents to modification from all such holders, the Company has issued or will be required to issue to such holders an aggregate of 100,526 shares of Common Stock.  As of September 30, 2013, the Common Stock had an estimated fair value of $2.77 per share.  The issuance of such shares has been accounted for as a stock dividend.  Accordingly, the fair value of the shares was charged to the "deficit accumulated during development stage" against additional paid in capital.

O.
During the year ended December 31, 2013 23.2 shares of Preferred Stock were converted into 4,000 shares of Common Stock.  The conversion resulted in an increase to Stockholders equity and a decrease in temporary equity of $23,200, representing the fair value of the Preferred Stock at the closing date.

NOTE 11	–	RESEARCH AND DEVELOPMENT EXPENSES, NET

	US dollars
	Year ended December 31,			Cumulative period from September 30, 2001 (date of inception) through December 31,
	2013	2012	2011	2013
Salaries and related expenses	1,293,067	1,289,890	1,194,170	7,429,979
Professional fees	247,888	262,752	210,674	1,953,393
Materials	154,522	166,480	60,360	800,717
Depreciation	32,858	25,546	22,835	284,079
Travel expenses	43,131	4,116	119,498	391,314
Vehicle maintenance	35,955	33,035	33,856	310,410
Other	179,333	138,871	147,908	1,386,728
	1,986,754	1,920,690	1,789,301	12,556,620

Less:Grants from the OCS (*)	-	-	-	(93,462)
	1,986,754	1,920,690	1,789,301	12,463,158

(*)	See Note 9A.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 12	–	GENERAL AND ADMINISTRATIVE EXPENSES

	US dollars
	Year ended December 31,			Cumulative period from September 30, 2001 (date of inception) through December 31
	2013	2012	2011	2013

Salaries and related expenses	260,276	255,839	162,221	946,871
Professional fees	562,435	392,832	336,308	2,446,290
Travel & expenses	128,095	119,757	-	247,852
Vehicle maintenance	26,529	14,506	5,534	80,491
Other	63,805	69,974	40,082	334,278
	1,041,140	852,908	544,145	4,055,782

NOTE 13	–	FINANCING (INCOME) EXPENSES, NET

	US dollars
	Year ended December 31,			Cumulative period from September 30, 2001 (date of inception) through December 31
	2013	2012	2011	2013

Israeli CPI linkage difference on principal of loans from stockholders	14,382	9,849	24,934	201,280
Exchange rate differences	94,815	18,147	(4,638)	346,859
Warrants with down round protection	6,251,242	(35,892)	-	6,215,350
Issuance cost allocated to warrants with down-round protection	390,928	-	-	390,928
Stock-based interest compensation to holders of convertible notes	-	-	-	1,214,943
Interest expenses on credit from banks and other	17,592	6,605	10,597	(1,521)
Interest expenses and other, related to convertible notes	-	-	-	200,812
	6,768,959	(1,291)	30,893	8,568,651

NOTE 14	–	INCOME TAX

A.	Measurement of results for tax purposes under the Israeli Income Tax (Inflationary Adjustments) Law, 1985 (the “Inflationary Adjustment Law”)

Commencing January 1, 2008, the results of operations of Integrity Israel for tax purposes are measured on a nominal basis.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 14	–	INCOME TAX (cont.)

B.	Reduction in Israeli corporate tax rates

As part of the Economic Efficiency Law (Legislative Amendments for the Implementation of the Economic Plan for the years 2009 and 2010) – 2009 (the “Arrangements Law”) (hereinafter – the “Economic Efficiency Law for 2009”), article 126 of the Income Tax Ordinance (New Version) – 1961 was amended, whereby the corporate tax rate would be reduced so that in 2011 the corporate tax rate was 24% and in the years 2012 - 2016 the tax rate was supposed to be gradually reduced.

On December 6, 2011, the Law for the Change in the Tax Burden (Legislative Amendments) – 2011 was published.  As part of this law, among other things, commencing from 2012, the blueprint for the reduction in corporate tax rates set out in the Economic Efficiency Law for 2009 was cancelled and the corporate tax rate was increased to 25%.  Commencing in 2012, in addition, the tax rate on capital gains in real terms and the tax rate applicable to betterment in real terms were increased to 25%.

On July 30, 2013, the Israeli parliament approved the Law for the Change in National Priorities (Legislative Amendments to Achieve Budgetary Goals for 2013 and 2014) – 2013 (hereinafter – the “Law for the Change in National Priorities”), which, among other things increased the standard Israeli corporate income tax rate from 25% to 26.5% effective as of January 1, 2014.

C.	Tax assessments

The Company and Integrity Israel have not received final tax assessments since their inception.

D.	Carryforward tax losses

As of December 31, 2013, the Company had cumulative net operating losses (NOL) for US federal purposes of approximately $1.4 million that will expire between 2030-2033. Integrity Israel has losses carry forward balances for Israeli income tax purposes of nearly $ 15.5 million to offset against future taxable income for an indefinite period of time.

E.	The following is a reconciliation between the theoretical tax on pre-tax income, at the tax rate applicable to the Company (federal tax rate) and the tax expense reported in the financial statements:

	US dollars
	Year ended December 31,
	2013	2012	2011

Pretax loss	(9,796,853)	(2,772,307)	(2,364,339)
Federal tax rate	35%	35%	35%
Income tax benefit computed at the ordinary tax rate	(3,428,899)	(970,307)	(827,519)
Non-deductible expenses	21,250	4,553	4,885
Stock-based compensation	10,570	122,333	132,325
Amortization of warrants with down round protection	2,324,760	-	-
Tax in respect of differences in corporate tax rates	253,942	277,231	236,434
Losses and timing differences in respect of which no deferred taxes assets were recognized	818,377	566,190	453,875
	-	-	-

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 14	–	INCOME TAX (cont.)

F.
Deferred taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes.  Significant components of the Group's future tax assets are as follows:

	US dollars
	December 31,
	2013	2012	2011

Composition of deferred tax assets:

Provision for employee-related obligation	33,629	47,440	42,137
Non-capital loss carry forwards	4,364,466	3,496,123	2,890,426
Valuation allowance	(4,398,095)	(3,543,563)	(2,932,563)
	-	-	-

NOTE 15	–	LOSS PER SHARE

The loss and the weighted average number of shares used in computing basic and diluted loss per share for the years ended December 31, 2013, 2012 and 2011, are as follows:

	US dollars
	Year ended December 31,
	2013	2012	2011

Loss for the year	9,796,853	2,772,307	2,364,339
Stock dividend to certain Common Stockholder	278,263	-	-
Dividend on Preferred Stock	288,247	-	-
	10,363,363	2,772,307	2,364,339

	Number of shares
	Year ended December 31,
	2013	2012	2011

Weighted average number of shares used in the computation of basic and diluted earnings per share	5,325,714	5,314,800	5,091,330
Total weighted average number of ordinary shares related to outstanding Preferred Stock, options and warrants excluded from the calculations of diluted loss per share (*)	2,813,493	600,232	582,732

(*)
All outstanding stock options, warrants and Preferred Stock have been excluded from the calculation of the diluted net loss per share for all the reported periods, since the effect of the shares issuable with respect of these instruments was anti-dilutive.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 16	–	RELATED PARTIES

A.
Avner Gal, the beneficial owner of approximately 10.71% of the Company's outstanding Common Stock as of December 31, 2013, entered into an employment agreement with Integrity Israel in July 2010 pursuant to which Mr. Gal agreed to continue to serve as the chief executive officer and managing director of Integrity Israel.  The agreement was approved by the board of directors and stockholders of Integrity Israel. Mr. Gal’s employment agreement provides for an annual salary of approximately $138,500 (NIS 480,000) and an annual bonus to be determined by the board of directors and an additional sum provided that Mr. Gal reaches certain milestones approved by the board, as well as the payment of certain social and insurance benefits and the use of a car.  The agreement also provides for a renegotiation of Mr. Gal’s annual salary on the one-year anniversary thereof and the renegotiation of Mr. Gal’s bonus formula once Integrity Israel has begun commercialization of its products.  The agreement is terminable by either party on 180 days notice, immediately by Integrity Israel with the payment of an amount equal to 180 days of annual salary, or immediately by Integrity Israel for cause (as defined in the agreement) without the payment of severance.  Mr. Gal is subject to a non-compete and a confidentiality agreement during the term of the agreement and for one year thereafter.

B.
David Malka, the beneficial owner of 4.45% of the Company's outstanding Common Stock as of December 31, 2013, entered into an employment agreement with Integrity Israel in July 2010 pursuant to which Mr. Malka agreed to continue to serve as the vice president of operations of Integrity Israel.  The agreement was approved by the board of directors and stockholders of Integrity Israel. Mr. Malka’s employment agreement provides for an annual salary of approximately $69,150 (NIS 240,000) and an annual bonus to be determined by the Board of Directors in its sole discretion and an additional sum provided that Mr. Malka reaches certain milestones approved by the Board, as well as the payment of certain social and insurance benefits and the use of a group three car.  The agreement also provided for a renegotiation of Mr. Malka’s annual salary on the one-year anniversary thereof and the renegotiation of Mr. Malka’s bonus formula once Integrity Israel has begun commercialization of its products.  The agreement is terminable by either party on 90 days notice, immediately by Integrity Israel with the payment of an amount equal to 90 days of annual salary, or immediately by Integrity Israel for cause (as defined in the agreement) without the payment of severance.  Mr. Malka is subject to a non-compete and confidentiality agreement during the term of the agreement and for one year thereafter.