Form 10-Q
period 2014-03-31
Integrity Applications, Inc.
filed 2014-05-13
CIK 1506983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission File Number:  000-54785

INTEGRITY APPLICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0668934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

102 Ha’Avoda Street P.O. Box 432 Ashkelon, Israel	L3 7810301
(Address of principal executive offices)	(Zip Code)

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

Yes ☐    No ☒

As of May 13, 2014, 5,304,072 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

INTEGRITY APPLICATIONS, INC.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Consolidated Balance Sheets

	US dollars (except share data)
	March 31, 2014	December 31, 2013

	(unaudited)	(audited)
A S S E T S
Current Assets
Cash and cash equivalents	1,617,121	2,385,911
Other current assets	88,488	93,052
Total current assets	1,705,609	2,478,963

Property and Equipment, Net	107,477	107,209

Funds in Respect of Employee Rights Upon Retirement	169,252	170,033
Total assets	1,982,338	2,756,205
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Credit from banking institutions	23,838	-
Accounts payable	135,561	49,787
Other current liabilities	346,520	261,120
Total current liabilities	505,919	310,907

Long-Term Liabilities
Long-term loans from stockholders	685,186	693,092
Liability for employee rights upon retirement	234,991	236,074
Warrants with down-round protection	8,070,835	8,216,705
Total long-term liabilities	8,991,012	9,145,871
Total liabilities	9,496,931	9,456,778

Commitments and Contingent Liabilities
Temporary Equity
Convertible Preferred Stock of $ 0.001 par value ("Preferred Stock"):
10,000,000 shares authorized as of March 31, 2014 and December 31, 2013, respectively; issued and outstanding 7,407 shares as of March 31, 2014 and 7,417 shares as of December 31, 2013	4,356,657	4,362,545
Stockholders' Deficit
Common Stock of $ 0.001 par value ("Common Stock"):
40,000,000 shares authorized as of March 31, 2014 and December 31, 2013; issued and outstanding 5,304,072 shares and 5,301,693 shares as of March 31, 2014 and December 31, 2013, respectively	5,305	5,302
Additional paid in capital	14,552,654	14,532,068
Accumulated other comprehensive income	53,574	52,702
Deficit accumulated during the development stage	(26,482,783)	(25,653,190)
Total stockholders' deficit	(11,871,250)	(11,063,118)
Total liabilities, temporary equity and stockholders’ deficit	1,982,338	2,756,205

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

	US dollars
	Three month period ended March 31,		Cumulative period from September 30, 2001 (date of inception) through March 31,
	2014	2013	2014 (*)
	(unaudited)		(unaudited)
Research and development expenses, net	451,084	504,245	12,914,242
Selling, marketing and general and administrative expenses	436,102	183,579	4,491,884
Other income	-	-	(912)
Operating loss	887,186	687,824	17,405,214
Financing (income) expenses, net (**)	(150,267)	655,771	8,418,384
Loss for the period	736,919	1,343,595	25,823,598
Other comprehensive (income) loss:
Foreign currency translation adjustment	872	6,353	53,574

Comprehensive loss for the period	737,791	1,349,948	25,877,171

Loss per share (Basic and Diluted)	0.16	0.25

Weighted average number of shares outstanding (Basic and Diluted) (Note 3)	5,302,980	5,427,589

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

(**)
Includes ($145,870) relating to changes in the fair value estimate of the warrants with down-round protection and $611,060 of issuance costs allocated to the warrants with down-round protection, for the three month period ended March 31, 2014 and March 31, 2013, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

Statements of Changes in Stockholders’ Equity (Deficit) (*)

	US dollars (except share data)
	Common Stock			Accumulated	Deficit	Total
	Number of shares	Amount	Additional paid in capital	other comprehensive income (loss)	accumulated during development stage	stockholders’ equity (deficit)
September 30, 2001 (date of inception)
2,136,307 shares of Common Stock of par value $0.001 per share issued for cash	2,136,307	2,136	38,306	-	-	40,442

Loss for the period	-	-	-	-	(63,293)	(63,293)
Other comprehensive loss	-	-	-	(5)	-	(5)
Balance as of December 31, 2002	2,136,307	2,136	38,306	(5)	(63,293)	(22,856)

Loss for the year	-	-	-	-	(350,290)	(350,290)
Other comprehensive loss	-	-	-	(15,035)	-	(15,035)
Balance as of December 31, 2003	2,136,307	2,136	38,306	(15,040)	(413,583)	(388,181)

Loss for the year	-	-	-	-	(288,233)	(288,233)
Other comprehensive loss	-	-	-	(15,069)	-	(15,069)
Issuance of 42,727 shares of Common Stock for cash of $1.76 per share on March 16, 2004	42,727	43	74,957	-	-	75,000
Issuance of 72,773 shares of Common Stock for cash of $1.72 per share on November 25, 2004	72,773	73	128,783	-	-	128,856
Balance as of December 31, 2004	2,251,807	2,252	242,046	(30,109)	(701,816)	(487,627)

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

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

Statements of Changes in Stockholders’ Equity (Deficit) (*) (cont.)

	US dollars (except share data)
	Common Stock			Accumulated		Deficit	Total
	Number of shares	Amount	Additional paid in capital	other comprehensive income (loss)	Receivable in respect of stock issuance	accumulated during development stage	stockholders’ equity (deficit)

Balance as of January 1, 2007	3,754,740	3,755	4,891,426	(78,694)	-	(3,040,252)	1,776,235
Loss for the year	-	-	-	-	-	(1,593,205)	(1,593,205)
Other comprehensive income	-	-	-	84,528	-	-	84,528
Stock-based compensation	28,707	29	274,630	-	-	-	274,659
Balance as of December 31, 2007	3,783,447	3,784	5,166,056	5,834	-	(4,633,457)	542,217

Loss for the year	-	-	-	-	-	(1,528,981)	(1,528,981)
Other comprehensive income	-	-	-	110,134	-	-	110,134
Issuance of 61,989 shares of Common Stock for cash of $5.52 per share on September 27, 2008	61,989	62	341,938	-	-	-	342,000
Issuance of 104,220 shares of Common Stock for cash of $5.52 per share on October 7, 2008	104,220	104	574,896	-	(75,000)	-	500,000
Stock-based compensation	-	-	84,380	-	-	-	84,380
Balance as of December 31, 2008	3,949,656	3,950	6,167,270	115,968	(75,000)	(6,162,438)	49,750

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

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

Statements of Changes in Stockholders’ Equity (Deficit) (*) (cont.)

	US dollars (except share data)
	Common Stock			Accumulated other	Deficit accumulated during	Total
	Number of shares	Amount	Additional paid in capital	comprehensive loss	development stage	stockholders’ equity (deficit)

Balance as of January 1, 2011	4,844,575	4,845	10,762,892	(16,418)	(10,153,180)	598,139
Loss for the year	-	-	-	-	(2,364,339)	(2,364,339)
Other comprehensive income	-	-	-	39,052	-	39,052
Issuance of 16,320 shares of Common Stock for cash of $6.25 per share on January 31, 2011, net of related expenses	16,320	16	83,164	-	-	83,180
Issuance of 90,768 shares of Common Stock for cash of $6.25 per share on March 31, 2011, net of related expenses	90,768	91	479,810	-	-	479,901
Issuance of 40,000 shares of Common Stock for cash of $6.25 per share on April 29, 2011, net of related expenses	40,000	40	191,682	-	-	191,722
Issuance of 34,200 shares of Common Stock for cash of $6.25 per share on May 31, 2011, net of related expenses	34,200	34	179,992	-	-	180,026
Issuance of 269,680 shares of Common Stock for cash of $6.25 per share on July 29, 2011, net of related expenses	269,680	270	1,466,115	-	-	1,466,385
Fair value of warrants with down-round protection issued in connection with Common Stock issuances	-	-	(83,899)	-	-	(83,899)
Stock-based compensation	-	-	378,072	-	-	378,072
Balance as of December 31, 2011	5,295,543	5,296	13,457,828	22,634	(12,517,519)	968,239

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

Statements of Changes in Stockholders’ Equity (Deficit) (*) (cont.)

	US dollars (except share data)
	Common Stock			Accumulated other	Deficit accumulated during	Total
	Number of shares	Amount	Additional paid in capital	comprehensive income (loss)	development stage	stockholders’ equity (deficit)

Balance as of January 1, 2012	5,295,543	5,296	13,457,828	22,634	(12,517,519)	968,239
Loss for the year	-	-	-	-	(2,772,307)	(2,772,307)
Other comprehensive loss	-	-	-	(13,709)	-	(13,709)
Issuance of 165,057 shares of Common Stock for cash of $7.00 per share on November 19, 2012, net of related expenses	165,057	165	917,014	-	-	917,179
Warrants classified to equity due to the expiration of the down-round protection period	-	-	48,007	-	-	48,007
Stock-based compensation	-	-	349,522	-	-	349,522
Balance as of December 31, 2012	5,460,600	5,461	14,772,371	8,925	(15,289,826)	(503,069)

Loss for the year	-	-	-	-	(9,796,853)	(9,796,853)
Other comprehensive income	-	-	-	43,777	-	43,777
Amount classified out of stockholders equity and presented as liability and temporary equity with respect to Common Stock replaced with units comprised of convertible Preferred Stock and warrants	(162,907)	(163)	(1,140,186)	-	-	(1,140,349)
Conversion of Preferred Stock	4,000	4	23,196	-	-	23,200
Stock dividend to certain Common Stock holders	-	-	278,263	-	(278,263)	-
Warrants issued as consideration for placement services	-	-	562,805	-	-	562,805
Dividend on convertible Preferred Stock	-	-	-	-	(288,248)	(288,248)
Stock-based compensation	-	-	35,619	-	-	35,619
Balance as of December 31, 2013	5,301,693	5,302	14,532,068	52,702	(25,653,190)	(11,063,118)

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

Statements of Changes in Stockholders’ Equity (Deficit) (*) (cont.)

	US dollars (except share data)
	Common Stock			Accumulated other	Deficit accumulated during	Total
	Number of shares	Amount	Additional paid in capital	comprehensive income (loss)	development stage	stockholders’ equity (deficit)

Balance as of January 1, 2014	5,301,693	5,302	14,532,068	52,702	(25,653,190)	(11,063,118)
Loss for the period of three months	-	-	-		(736,919)	(736,919)
Other comprehensive income	-	-	-	872	-	872
Conversion of Preferred Stock	1,725	2	5,886	-	-	5,888
Issuance of Common Stock relating to stock dividend to certain Common Stock holders	654	1	(1)	-	-	-
Dividend on convertible Preferred Stock	-	-	-	-	(92,674)	(92,674)
Stock-based compensation	-	-	14,701	-	-	14,701

Balance as of March 31, 2014 (unaudited)	5,304,072	5,305	14,552,654	53,574	(26,482,783)	(11,871,250)

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

Consolidated Statements of Cash Flows

	US dollars
	Three month period ended March 31,		Cumulative period from September 30, 2001 (date of inception) through March 31,
	2014	2013	2014 (*)
	(unaudited)		(unaudited)
Cash flows from operating activities:
Loss for the period	(736,919)	(1,343,595)	(25,823,598)
Adjustments to reconcile loss for the period to net cash used in operating activities:
Depreciation	8,096	7,027	199,813
Increase in liability for employee rights upon retirement	-	6,327	196,506
Stock-based compensation	14,701	6,151	1,630,745
Stock-based interest compensation to convertible notes holders	-	-	1,214,943
Issuance costs allocated to warrants with down-round protection	-	611,060	390,928
Change in the fair value of warrants issued with down-round protection	(145,870)	-	6,069,480
Linkage difference on principal of loans from stockholders	(4,717)	(3,186)	196,563
Interest on convertible notes	-	-	78,192
Gain on sale of property and equipment	-	-	(912)
Gain from trading marketable securities	-	-	(12,920)
Changes in assets and liabilities:
Decrease (increase) in other current assets	4,126	11,687	(70,526)
Increase in accounts payable	85,925	17,848	130,658
Increase in other current liabilities	86,389	41,304	320,032
Net cash used in operating activities	(688,269)	(645,377)	(15,480,096)

Cash flows from investment activities:
Increase in funds in respect of employee rights upon retirement	-	-	(149,221)
Purchase of property and equipment	(8,854)	(786)	(293,226)
Proceeds from sale of property and equipment	-	-	4,791
Investment in marketable securities	-	-	(388,732)
Proceeds from sale of marketable securities	-	-	406,995
Short-term loan granted to related party, net of repayments	-	-	(14,252)
Net cash used in investment activities	(8,854)	(786)	(433,645)

Cash flows from financing activities
Credit from banking institutions (repayment)	23,793	(37,815)	15,122
Proceeds from issuance of convertible notes	-	-	1,144,000
Repayment of convertible notes	-	-	(527,396)
Proceeds from issuance of Common Stock, net of issuance expenses	-	-	11,323,559
Dividend to Preferred Stockholders	(92,674)	-	(380,922)
Proceeds allocated to convertible Preferred Stock, net of issuance expenses	-	3,343,253	3,960,958
Proceeds allocated to warrants with down-round protection, net of issuance expenses	-	2,093,745	1,421,983
Proceeds from stockholders loans	-	-	347,742
Net cash provided by (used in) financing activities	(68,881)	5,399,183	17,305,046
Effect of exchange rate changes on cash and cash equivalents	(2,786)	28,909	225,816
Increase (decrease) in cash and cash equivalents	(768,790)	4,781,929	1,617,121
Cash and cash equivalents at beginning of the period	2,385,911	543,411	-
Cash and cash equivalents at end of the period	1,617,121	5,325,340	1,617,121

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

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

Consolidated Statements of Cash Flows (cont.)

Supplementary information on financing activities not involving cash flows:

During the first quarter of 2014, 10.01 shares of Preferred Stock were converted into 1,725 shares of Common Stock. Accordingly $5,888 representing the carrying value of the Preferred Stock was reclassified from temporary equity to the Company’s statement of stockholders’ equity (deficit).

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

Since its incorporation, the Company did not conduct any material operations other than those carried out by Integrity Israel.  The development and commercialization of Integrity Israel's product is expected to require substantial expenditures.  Integrity Israel and the Company (collectively, the "Group") have not yet generated any revenues from operations, and therefore they are dependent upon external sources for financing their operations. Since inception, the Group has incurred accumulated losses of $25,823,598, stockholder's deficit of $11,871,250 and cumulative negative operating cash flow of $15,480,096.  These factors raise substantial doubt about the Group’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  During 2011, the Company raised funds via the issuance of Common Stock in a total amount of approximately $2.4 million (net of related expenses).  During 2012, the Company raised a total amount of approximately $1.0 million (net of related expenses) from the issuance of Common Stock. During 2013, the Company raised funds in an approximate amount of $5.3 million (net of related expenses) from the issuance of units (the “Units”) consisting of shares of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”) and detachable warrants to purchase shares of the Company’s Common Stock.  As more fully described in Note 10A2 to the Company's annual report on Form 10-K for the year ended December 31, 2013, the Company will not be permitted to, among other things, incur indebtedness without the written consent of the holders of a majority in stated value of the outstanding Preferred Stock. Until such time as the Group generates sufficient revenue to fund its operations (if ever), the Group plans to finance its operations through the sale of equity and/or debt securities and, to the extent available, short term and long term loans. There can be no assurance that Integrity Israel and the Company will succeed in obtaining the necessary financing to continue their operations.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements (cont.)

NOTE 1	–	GENERAL (cont.)

C.	Risk factors

The Group has limited operating history and faces a number of risks, including uncertainties regarding finalization of the development process, demand and market acceptance of the Group's products, the effects of technological changes, competition and the development of products by competitors.  Additionally, other risk factors also exist, such as the ability to manage growth and the effect of planned expansion of operations on the Group's future results. In addition, the Group expects to continue incurring significant operating costs and losses in connection with the development of its products and marketing efforts. The Group has not yet generated any revenues from its operations to fund its activities and therefore the Group is dependent on the receipt of additional funding from its stockholders and investors in order to continue as a going concern (See Note 1B).

D.	Use of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. As applicable to these condensed consolidated interim financial statements, the most significant estimates and assumptions relate to (i) the fair value estimate of the warrants with the down-round protection and (ii) the going concern assumptions.

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the Company’s financial position at March 31, 2014 and the results of its operations and cash flow for the three month period then ended.

Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements.  For a description of the significant accounting policies, other than the additional policy described in paragraph C below, which policy applied to reflect transactions that occurred in the current three month interim period ended March 31, 2014, refer to the Company's annual report on Form 10-K for the year ended December 31, 2013.  Results of operations for the three month periods ended March 31, 2014 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2014.

The consolidated balance sheet as of December 31, 2013 was derived from the audited financial statements as of that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements (cont.)

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

B.	Warrants with Down-Round Protection

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

March 31, 2014
Dividend yield (%)	-
Expected volatility (%) (*)	105.14
Risk free interest rate (%)	1.36
Expected term of options (years) (**)	3.95
Exercise price (US dollars)	6.96
Share price (US dollars) (***)	8.50
Fair value (US dollars)	6.29

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

(***)
The fair value per share of the Company’s Common Stock as of March 31, 2014 was based on the management’s estimate which was based among other factors on the price per share of the Company’s Common Stock, as reported on the OTC Bulletin Board, during the reported period.

C.	Recently issued accounting pronouncements

ASC Topic 830, "Foreign Currency Matters"

Effective January 1, 2014, the Group adopted Accounting Standards Update 2013-5, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-5").

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

For public companies, the amendments in ASU 2013-5 became effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted.

The adoption of the standard did not have a material impact on the Group's consolidated results of operations and financial condition.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements (cont.)

NOTE 3	–	LOSS PER SHARE

In periods of net loss, basic loss per share is computed by dividing net loss for the period after consideration of the effect of dividend on preferred stock by the weighted average number of shares outstanding during the period.

The loss and the weighted average number of shares used in computing basic and diluted loss per share for the three month periods ended March 31, 2014 and 2013 are as follows:

	US dollars
	Three month period ended March 31,
	2014	2013
	(unaudited)
Loss for the period	736,919	1,343,595
Dividend on Preferred Stock	92,674	15,750
Loss for the period attributable to common stockholders	829,593	1,359,345

	Number of shares
	Three month period ended March 31,
	2014	2013

Number of shares:
Weighted average number of shares used in the computation of basic and diluted earnings per share	5,302,980	5,427,589

Total weighted average number of common shares related to outstanding convertible preferred stock, options and warrants excluded from the calculations of diluted loss per share (*)	3,417,231	3,428,044

—————————————
(*)
All outstanding convertible Preferred Stock, stock options and warrants have been excluded from the calculation of the diluted net loss per share for all the reported periods because the effect of the common shares issuable as a result of the exercise or conversion of these instruments was anti-dilutive.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements regarding our future activities, events or developments, including such things as future revenues, product development, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, projected performance and trends, and other such matters, are forward-looking statements. The words “believe,” “expect,” “or “anticipate” and other similar words and phrases, are intended to identify forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. These statements relate only to events as of the date on which the statements are made and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. All of the forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially. Risks and uncertainties, the occurrence of which could adversely affect our business, include the risks identified under the caption “Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2013. The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

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

On June 4, 2013, we received our CE Mark approval for the GlucoTrack DF-F  model non-invasive glucose monitoring device from the Notified Body.  Receipt of the CE Mark allows us to market and sell the GlucoTrack DF-F glucose monitoring device in EU member countries that have adopted the European MDD without being subject to additional national regulations with regard to demonstration of performance and safety (although certain EU member countries may request or require additional performance and/or safety data from time to time, on a case-by-case basis).  The CE Mark also permits the sale in countries that have an MDD Mutual Recognition Agreement with the EU.  The GlucoTrack DF-F has not yet been approved for commercial sale in the United States. We expect to begin clinical trials in the United States during 2014, if our clinical trial protocol is approved by the United States Food and Drug Administration (the “FDA”).

Since receiving CE Mark approval for our GlucoTrack model DF-F monitoring device, we have expanded our primary focus to include, in addition to research and development activities, preparation for anticipated future mass-production and distribution of the GlucoTrack model DF-F in EU member countries and other countries that have an MDD Mutual Recognition Agreement with the EU.  While we have not yet commenced sales of the GlucoTrack model DF-F, we have entered into exclusive distribution agreements with distribution firms in several countries, and expect sales to commence in such countries during 2014.  We are also in the process of negotiating agreements with third party manufacturers in Asia for mass production of the GlucoTrack Model DF-F, as we do not have commercial manufacturing facilities and do not intend to build commercial manufacturing facilities of our own in the foreseeable future.  Our continuing research and development activities are primarily focused on hardware and software improvements, clinical trials to test the performance of the GlucoTrack device when used by children and teenagers between the ages of 6 and 18, preparation for future FDA trials, as well as development of a new device in the family of GlucoTrack.

We have not yet generated any revenues from our operations and have incurred losses of $25,823,598 from inception through March 31, 2014, stockholder’s deficit of $11,871,250 and cumulative negative operating cash flow of $15,480,096. We are dependent upon external sources for financing our operations and there can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

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

Significant Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements appearing in our annual report on Form 10-K for the year ended December 31, 2013. Our management believes that, as for the financial statements for the periods included in this report, the going concern assessment and the fair value estimate of the warrants with the down-round protection (see Notes 1 and 2 in the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q). However, due to the early stage of operations of the Company, there are no other accounting policies that are considered to be critical accounting policies by management.

Going Concern Uncertainty

The development and commercialization of our product will require substantial expenditures. We have not yet generated any revenues and have incurred substantial accumulated losses and cumulative negative operating cash flows since inception. We currently have no sources of recurring revenue and are therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1B to our annual report on Form 10-K for the year ended December 31, 2013; however management cannot assure that its plans will be successful in addressing these issues. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recently Issued Accounting Pronouncements

ASC Topic 830, "Foreign Currency Matters"

Effective January 1, 2014, the Group adopted Accounting Standards Update 2013-5, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-5").

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

For public companies, the amendments in this Update became effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted.

The adoption of the standard did not have a material impact on the Group's consolidated results of operations and financial condition.

Results of Operations

The following discussion of the our operating results explains material changes in our results of operations for the three months period ended March 31, 2014 compared with the same period ended March 31, 2013. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Revenues

We did not have any revenues during the three months ended March 31, 2014 and 2013, as we have not yet commercialized our GlucoTrack product candidate.

Research and Development Expenses

Research and development expenses were $451,084 for the three months ended March 31, 2014, as compared to $504,245 for the prior-year period. The decrease is attributable primarily to lower salaries and related expenses resulting from our shift of resources towards the marketing of the GlucoTrack DF-F. Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, travel expenses, clinical trials and other expenses. We expect to maintain similar levels of research and development expenses through the remainder of 2014; however, we may adjust the level of our research and development expenses based on available financial resources and based on our commercial needs including the FDA registration process, specific requirements from customers, development of new GlucoTrack models and others.

Selling, Marketing and General and Administrative Expenses

Selling, marketing and General and administrative expenses were $436,102 for the three months period ended March 31, 2014, as compared to $183,579 for the prior-year period. The increase is attributable primarily to increased professional fees, including investor relations and public relations expenses, business development and strategic planning services and other expenses relating to our reporting and other obligations as a public reporting company. In addition, the Company incurred higher salaries and related expenses, as well as higher travel expenses, as a result our shift of resources towards sales and marketing of the GlucoTrack DF-F. Selling, Marketing and General and administrative expenses consist primarily of professional services, salaries and other related expenses for executive, finance and administrative personnel, including stock-based compensation expense. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services. We expect selling, marketing and general and administrative expenses to increase through the remainder of 2014 and beyond as we incur increased costs to comply with the reporting and other obligations applicable to public reporting companies and continue our focus on marketing and sales of the GlucoTrack DF-F.

Financing Expenses, net

Financing income, net was $(150,267) for the three months period ended March 31, 2014, as compared to an expense of $655,771 for the prior-year period. The change is primarily attributable to change of fair market value adjustments relating to our warrants with down-round protection that were issued to investors and by issuance expenses allocated to such warrants at the issuance date.

Net Loss

Net loss was $736,919 for the three months period ended March 31, 2014, as compared to $1,343,595 for the prior-year period.

Liquidity and Capital Resources

We currently have limited liquidity.  As of March 31, 2014 and May 8, 2014, cash on hand was approximately $1.6 million and $1.3 million, respectively.  Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents will enable us to operate for a period of approximately four months from the date of this report. In order to fund our anticipated liquidity needs beyond such four month period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need to raise additional capital.

As of March 31, 2014, we had NIS 300,000 (approximately $86,033 based on the exchange rate of 3.487 NIS/dollar as of March 31, 2014) available for borrowing under our line of credit with Bank HaPoalim. Borrowings under the line of credit are secured by our funds on deposit with the bank at the time of borrowing, which generally must be sufficient to cover the principal amount of the borrowings in full. As of March 31, 2014, we did not have any borrowings outstanding under the line of credit.

Integrity Israel is party to a loan and investment agreement dated February 18, 2003 with Y.H. Dimri Holdings (“Dimri”), pursuant to which Dimri loaned Integrity Israel a principal amount of NIS 1,440,000 ($412,962, based on the exchange rate of $3.487 NIS/dollar as of March 31, 2014), subject to linkage differences in Israel. In addition, Messrs. Avner Gal and Zvi Cohen collectively loaned Integrity Israel NIS 176,000 ($50,473 based on the same exchange rate) in May 15, 2002 pursuant to a board approval. Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned Integrity Israel $75,000 on March 16, 2004. These loans, in addition to the loan from Dimri mentioned above, are not required to be repaid until the first year in which we realize profits in our annual income statement (accounting profit). At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales after deduction of VAT in the relevant quarter, beginning on the quarter following the first year in which we realize profits in our annual income statement. The total amount to be repaid by us to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to us, plus an amount equal to the product of the amount of each payment made by us in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment. However, notwithstanding the above-mentioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital. Our board of directors is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

Integrity Israel is required to pay royalties to the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of the State of Israel at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the development plan up to an amount equal to $93,462, plus interest at LIBOR from the date of grant. As of March 31, 2014, the contingent liability with respect to royalty payment on future sales equals to approximately $93,462, excluding interest.

Net Cash Used in Operating Activities for the Three Month Periods Ended March 31, 2014 and March 31, 2013

Net cash used in operating activities was $688,269 and $645,377 for the three month periods ending March 31, 2014 and 2013, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of $736,919 and $1,343,595, respectively, which was increased by non-cash change in fair value of warrants with down-round protection of $145,870 and $0, respectively, and partially offset by issuance costs allocated to warrants with down-round protection of $0 and $611,060, respectively, and changes in operating assets and liabilities in the amounts of $176,440 and $70,839, respectively.

Net Cash Used in Investing Activities for the Three Month Periods Ended March 31, 2014 and March 31, 2013

Net cash used in investing activities was $8,854 and $786 for the three month periods ended March 31, 2014, and 2013, respectively, and was used to purchase equipment (such as computers, R&D and office equipment).

Net Cash Provided by (used in) Financing Activities for the Three Month Periods Ended March 31, 2014 and March 31, 2013

Net cash provided by (used in) financing activities was $(68,881) and $5,399,183 for the three month period ended March 31, 2014 and 2013, respectively. Cash provided by financing activities reflects net capital raised in the amounts of $0 and $5,436,998 for the three month period ended March 31, 2014 and 2013, respectively, offset partially by dividends paid to the holders of our Preferred Stock in the amounts of $92,674 and $0 for the three month period ended March 31, 2014 and 2013, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

—————————————
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

Dated:  May 13, 2014

INTEGRITY APPLICATIONS, INC.
By:	/s/ Avner Gal
Name:	Avner Gal
Title	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Eran Hertz
Name:	Eran Hertz
Title	Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
3.3	Certificate of Designation of Preferences and Rights of Series A 5% Convertible Preferred Stock (2)
3.4	Bylaws of Integrity Applications, Inc. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (3)
101.SCH	XBRL Schema Document (3)
101.CAL	XBRL Calculation Linkbase Document (3)
101.LAB	XBRL Label Linkbase Document (3)
101.PRE	XBRL Presentation Linkbase Document (3)
101.DEF	XBRL Definition Linkbase Document (3)

—————————————
(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on August 22, 2011, which exhibit is incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 18, 2013, which exhibit is incorporated herein by reference.

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