Form 10-Q
period 2014-06-30
Integrity Applications, Inc.
filed 2014-08-19
CIK 1506983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

or

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

Yes ☐    No ☒

As of August 19, 2014, 5,304,072 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

INTEGRITY APPLICATIONS, INC.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	June 30,	December 31,
	2014	2013
	(unaudited)	(audited)
A S S E T S
Current Assets
Cash and cash equivalents	589,736	2,385,911
Other current assets	118,661	93,052
Total current assets	708,397	2,478,963

Property and Equipment, Net	139,753	107,209

Funds in Respect of Employee Rights Upon Retirement	171,664	170,033
Total assets	1,019,814	2,756,205
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	169,146	49,787
Other current liabilities	347,959	261,120
Total current liabilities	517,105	310,907

Long-Term Liabilities
Long-Term Loans from Stockholders	698,375	693,092
Liability for Employee Rights Upon Retirement	238,340	236,074
Warrants with Down-Round Protection (See Note 2B)	1,923,000	8,216,705
Total long-term liabilities	2,859,715	9,145,871
Total liabilities	3,376,820	9,456,778

Commitments and Contingent Liabilities
Temporary Equity
Convertible Preferred Stock of $ 0.001 par value ("Preferred Stock"):
10,000,000 shares authorized as of June 30, 2014 and December 31, 2013; issued and outstanding 7,407 shares as of June 30, 2014 and 7,417 shares as of December 31, 2013	4,356,657	4,362,545
Stockholders' Equity (Deficit)
Common Stock of $ 0.001 par value ("Common Stock"):
40,000,000 shares authorized as of June 30, 2014 and December 31, 2013; issued and outstanding 5,304,072 shares and 5,301,693 shares as of June 30, 2014 and December 31, 2013, respectively	5,305	5,302
Additional paid in capital	14,557,807	14,532,068
Accumulated other comprehensive income	36,669	52,702
Deficit accumulated during the development stage	(21,313,444)	(25,653,190)
Total stockholders' deficit	(6,713, 663)	(11,063,118)
Total liabilities, temporary equity and stockholders’ deficit	1,019,814	2,756,205

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	US dollars
	Six month period ended June 30,		Three month period ended June 30,		Cumulative period from September 30, 2001 (date of inception) through June 30,
	2014	2013	2014	2013	2014*)
	(unaudited)		(unaudited)		(unaudited)
Research and development expenses, net	905,873	965,548	454,789	461,303	13,369,031
Selling, marketing and general and administrative expenses	863,639	554,070	427,537	370,491	4,919,421
Other income	-	-	-	-	(912)
Operating loss	1,769,512	1,519,618	882,326	831,794	18,287,540
Financing (income) expenses, net (**)	(6,294,521)	400,574	(6,144,254)	(255,197)	2,274,130
Income (loss) for the period	4,525,009	(1,920,192)	5,261,928	(576,597)	(20,561,670)
Other comprehensive (income) loss:
Foreign currency translation adjustment	(16,033)	18,800	(16,905)	12,447	36,669

Comprehensive income (loss) for the period	4,541,042	(1,938,992)	5,278,833	(589,044)	(20,598,339)

Income (loss) per share (Basic) (Note 3)	0.66	(0.38)	0.79	(0.13)

Income (loss) per share (Diluted) (Note 3)	0.65	(0.38)	0.78	(0.13)

Common shares used in computing Basic income (loss) per share (Note 3)	5,303,529	5,363,302	5,304,072	5,297,693

Common shares used in computing Diluted income (loss) per share (Note 3)	5,361,570	5,363,302	5,336,019	5,297,693

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

(**)
Includes ($6,293,705) relating to changes in the fair value estimate of the warrants with down-round protection and $390,928 of issuance costs allocated to the warrants with down-round protection, for the six month period ended June 30, 2014 and June 30, 2013, respectively and ($6,147,835) and ($220,132) relating to changes in the fair value estimate of the warrants with down-round protection, for the three month period ended June 30, 2014 and June 30, 2013, respectively.

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

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

 STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

	US dollars (except share data)
	Common Stock			Accumulated	Deficit accumulated
	Number of shares	Amount	Additional paid in capital	other comprehensive income (loss)	during development stage	Total stockholders’ equity (deficit)

Balance as of January 1, 2005	2,251,807	2,252	242,046	(30,109)	(701,816)	(487,627)
Loss for the year	-	-	-	-	(1,055,594)	(1,055,594)
Other comprehensive income	-	-	-	8,542	-	8,542
Issuance of 218,281 shares of Common Stock for cash of $1.72 per share on January 14, 2005	218,281	218	374,782	-	-	375,000
Issuance of 291,051 shares of Common Stock for cash of $1.72 per share on April 5, 2005	291,051	291	499,709	-	-	500,000
Issuance of 59,389 shares of Common Stock for cash of $3.37 per share on May 31, 2005	59,389	60	199,940	-	-	200,000
Stock-based compensation	52,147	52	189,564	-	-	189,616
Balance as of December 31, 2005	2,872,675	2,873	1,506,041	(21,567)	(1,757,410)	(270,063)

Loss for the year	-	-	-	-	(1,282,842)	(1,282,842)
Other comprehensive loss	-	-	-	(57,127)	-	(57,127)
Issuance of 87,315 shares of Common Stock for cash of $1.47 per share on January 26, 2006	87,315	87	128,118	-	-	128,205
Issuance of 1,899 shares of Common Stock for cash of $3.63 per share on March 31, 2006	1,899	2	6,888	-	-	6,890
Issuance of 13,786 shares of Common Stock for cash of $3.63 per share on June 16, 2006	13,786	14	49,986	-	-	50,000
Issuance of 14,113 shares of Common Stock for cash of $3.63 per share on June 30, 2006	14,113	14	51,166	-	-	51,180
Issuance of 51,207 shares of Common Stock for cash of $3.91 per share on August 15, 2006	51,207	51	199,949	-	-	200,000
Issuance of 301,948 shares of Common Stock for cash of $4.31 per share on October 5, 2006	301,948	302	1,299,698	-	-	1,300,000
Issuance of 348,402 shares of Common Stock for cash of $4.31 per share on December 14, 2006	348,402	349	1,372,146	-	-	1,372,495
Stock-based compensation	63,395	63	277,434	-	-	277,497
Balance as of December 31, 2006	3,754,740	3,755	4,891,426	(78,694)	(3,040,252)	1,776,235

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

 STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

	US dollars (except share data)
	Common Stock			Accumulated		Deficit accumulated
	Number of shares	Amount	Additional paid in capital	other comprehensive income (loss)	Receivable in respect of stock issuance	during development stage	Total stockholders’ equity (deficit)

Balance as of January 1, 2007	3,754,740	3,755	4,891,426	(78,694)	-	(3,040,252)	1,776,235
Loss for the year	-	-	-	-	-	(1,593,205)	(1,593,205)
Other comprehensive income	-	-	-	84,528	-	-	84,528
Stock-based compensation	28,707	29	274,630	-	-	-	274,659
Balance as of December 31, 2007	3,783,447	3,784	5,166,056	5,834	-	(4,633,457)	542,217

Loss for the year	-	-	-	-	-	(1,528,981)	(1,528,981)
Other comprehensive income	-	-	-	110,134	-	-	110,134
Issuance of 61,989 shares of Common Stock for cash of $5.52 per share on September 27, 2008	61,989	62	341,938	-	-	-	342,000
Issuance of 104,220 shares of Common Stock for cash of $5.52 per share on October 7, 2008	104,220	104	574,896	-	(75,000)	-	500,000
Stock-based compensation	-	-	84,380	-	-	-	84,380
Balance as of December 31, 2008	3,949,656	3,950	6,167,270	115,968	(75,000)	(6,162,438)	49,750

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

 STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

	US dollars (except share data)
	Common Stock			Accumulated		Deficit accumulated
	Number of shares	Amount	Additional paid in capital	other comprehensive income (loss)	Receivable in respect of stock issuance	during development stage	Total stockholders’ equity (deficit)

Balance as of January 1, 2009	3,949,656	3,950	6,167,270	115,968	(75,000)	(6,162,438)	49,750
Loss for the year	-	-	-	-	-	(1,202,296)	(1,202,296)
Other comprehensive loss	-	-	-	(13,367)	-	-	(13,367)
Issuance of 50,342 shares of Common Stock for cash of $6.02 per share in January 2009	50,342	50	302,950	-	-	-	303,000
Repayment of receivable in respect of stock issuance	-	-	-	-	75,000	-	75,000
Stock-based compensation	-	-	12,171	-	-	-	12,171
Balance as of December 31, 2009	3,999,998	4,000	6,482,391	102,601	-	(7,364,734)	(775,742)

Loss for the year	-	-	-	-	-	(2,788,446)	(2,788,446)
Other comprehensive loss	-	-	-	(119,019)	-	-	(119,019)
Issuance of 530,600 shares of Common Stock for cash of $6.25 per share in December 2010, net of related expenses	530,600	531	2,356,501	-	-	-	2,357,032
Stock-based interest compensation to convertible notes holders	194,391	194	1,214,749	-	-	-	1,214,943
Conversion of convertible notes	119,586	120	694,676	-	-	-	694,796
Stock-based compensation	-	-	14,575	-	-	-	14,575
Balance as of December 31, 2010	4,844,575	4,845	10,762,892	(16,418)	-	(10,153,180)	598,139

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

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

	US dollars (except share data)
	Common Stock			Accumulated other	Deficit accumulated during	Total
	Number of shares	Amount	Additional paid in capital	comprehensive income (loss)	development stage	Stockholders’ equity (deficit)

Balance as of January 1, 2014	5,301,693	5,302	14,532,068	52,702	(25,653,190)	(11,063,118)
Income for the period of six months	-	-	-	-	4,525,009	4,525,009
Other comprehensive income	-	-	-	(16,033)	-	(16,033)
Conversion of Preferred Stock	1,725	2	5,886	-	-	5,888
Stock dividend to certain Common Stock holders	654	1	(1)	-	-	-
Dividend on convertible Preferred Stock	-	-	-	-	(185,263)	(185,263)
Stock-based compensation	-	-	19,854	-	-	19,854
Balance as of June 30, 2014 (unaudited)	5,304,072	5,305	14,548,807	36,669	(21,313,444)	(6,713,663)

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Six month period ended June 30,		Cumulative period from September 30, 2001 (date of inception) through June 30,
	2014	2013	2014(*)
	(unaudited)		(unaudited)
Cash flows from operating activities:
Income (loss) for the period	4,525,009	(1,920,192)	(20,561,670)
Adjustments to reconcile income (loss) for the period to net cash used in operating activities:
Depreciation	16,610	14,724	208,327
Increase in liability for employee rights upon retirement	-	108	196,506
Stock-based compensation	19,854	12,472	1,635,898
Stock-based interest compensation to convertible notes holders	-	-	1,214,943
Issuance costs allocated to warrants with down-round protection	-	390,928	390,928
Change in the fair value of warrants issued with round down protection	(6,293,705)	(68,643)	(78,355)
Linkage difference on principal of loans from stockholders	(1,315)	11,567	199,965
Interest on convertible notes	-	-	78,192
Gain on sale of property and equipment	-	-	(912)
Gain from trading marketable securities	-	-	(12,920)
Changes in assets and liabilities:
Decrease (increase) in other current assets	(24,756)	6,526	(99,408)
Increase in accounts payable	118,346	49,577	163,079
Increase (decrease) in other current liabilities	83,862	(19,194)	317,505
Net cash used in operating activities	(1,556,095)	(1,522,127)	(16,347,922)
Cash flows from investment activities:
Increase in funds in respect of employee rights upon retirement	-	(42,313)	(149,221)
Purchase of property and equipment	(47,919)	(33,963)	(332,291)
Proceeds from sale of property and equipment	-	-	4,791
Investment in marketable securities	-	-	(388,732)
Proceeds from sale of marketable securities	-	-	406,995
Short-term loan granted to related party, net of repayments	-	-	(14,252)
Net cash used in investment activities	(47,919)	(76,276)	(472,710)
Cash flows from financing activities
Credit from banking institutions (repayment)	-	(38,140)	(8,671)
Proceeds from issuance of convertible notes	-	-	1,144,000
Repayment of convertible notes	-	-	(527,396)
Proceeds from issuance of Common Stock, net of issuance expenses	-	-	11,323,559
Dividend to Preferred Stock holders	(185,263)	(15,750)	(473,511)
Proceeds allocated to convertible Preferred Stock, net of issuance expenses	-	3,960,958	3,960,958
Proceeds allocated to warrants with "down-round" protection, net of issuance expenses	-	1,421,983	1,421,983
Proceeds from stockholders loans	-	-	347,742
Net cash provided by (used in) financing activities	(185,263)	5,329,051	17,188,664
Effect of exchange rate changes on cash and cash equivalents	(6,898)	47,215	221,704
Increase (decrease) in cash and cash equivalents	(1,796,175)	3,777,863	589,736
Cash and cash equivalents at beginning of the period	2,385,911	543,411	-
Cash and cash equivalents at end of the period	589,736	4,321,274	589,736

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

Supplementary information on financing activities not involving cash flows:
During the first quarter of 2014, 10.01 shares of Preferred Stock were converted into 1,725 shares of Common Stock. Accordingly $5,888 representing the carrying value of the Preferred Stock was reclassified from temporary equity to the stockholders’ equity (deficit).

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

Since its incorporation, the Company did not conduct any material operations other than those carried out by Integrity Israel.  The development and commercialization of Integrity Israel's product is expected to require substantial expenditures.  Integrity Israel and the Company (collectively, the "Group") have not yet generated any revenues from operations, and therefore they are dependent upon external sources for financing their operations. Since inception, the Group has incurred accumulated losses of $20,561,670, stockholder's deficit of $6,713,663 and cumulative negative operating cash flow of $16,347,922.  These factors raise substantial doubt about the Group’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  During 2011, the Company raised funds via the issuance of Common Stock in a total amount of approximately $2.4 million (net of related expenses).  During 2012, the Company raised a total amount of approximately $1.0 million (net of related expenses) from the issuance of Common Stock. During 2013, the Company raised funds in an approximate amount of $5.3 million (net of related expenses) from the issuance of units (the “Units”) consisting of shares of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”) and detachable warrants to purchase shares of the Company’s Common Stock.  As more fully described in Note 10.A.2 to the Company's annual report on Form 10-K for the year ended December 31, 2013, the Company will not be permitted to, among other things, incur indebtedness without the written consent of the holders of a majority in stated value of the outstanding Preferred Stock. Until such time as the Group generates sufficient revenue to fund its operations (if ever), the Group plans to finance its operations through the sale of equity or equity-linked securities and/or debt securities and, to the extent available, short term and long term loans. There can be no assurance that the Group will succeed in obtaining the necessary financing to continue its operations.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 1	–	GENERAL (cont.)

C.	Risk factors

The Group has a limited operating history and faces a number of risks, including uncertainties regarding finalization of the development process, demand and market acceptance of the Group's products, the effects of technological changes, competition and the development of products by competitors.  Additionally, other risk factors also exist, such as the ability to manage growth and the effect of planned expansion of operations on the Group's future results. In addition, the Group expects to continue incurring significant operating costs and losses in connection with the development of its products and marketing efforts. The Group has not yet generated any revenues from its operations to fund its activities and therefore the Group is dependent on the receipt of additional funding from its stockholders and investors in order to continue as a going concern (See Note 1B).

D.	Use of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. As applicable to these condensed consolidated interim financial statements, the most significant estimates and assumptions relate to (i) the fair value estimate of the warrants with down-round protection and (ii)  the going concern assumptions.

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.

In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the Company’s financial position at June 30, 2014 and the results of its operations and cash flow for each of the six and three month periods then ended.

Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements.  For a description of the significant accounting policies, other than the additional policies described in paragraph C below, refer to the Company's annual report on Form 10-K for the year ended December 31, 2013.  Results of operations for the six and three month periods ended June 30, 2014 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2014.

The consolidated balance sheet as of December 31, 2013 was derived from the audited financial statements as of that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

B.	Warrants with Down-Round Protection

The Company has determined its derivative warrant liability to be a Level 3 fair value measurement and has used the binomial pricing model to calculate its fair value. Because the warrants contain a price protection feature (i.e., a feature providing that, upon the issuance of equity or equity linked securities at an effective price per share that is lower than the exercise price of the warrants, the exercise price of the warrants will be adjusted to such lower price), the probability that the exercise price of the warrants would decrease as the stock price decreases was incorporated into the valuation calculations.  The key inputs used in the fair value calculations were as follows:

June 30, 2014
Dividend yield (%)	-
Expected volatility (%) (*)	105.14
Risk free interest rate (%)	1.14
Expected term of options (years) (**)	3.70
Common share price (US dollars) (***)	2.31
Fair value per Warrant with down-round protection (US dollars)	1.249

(*)
Due to the very low trading volume of the Company’s Common Stock, the expected volatility was based on the historical volatility of the share price of other public companies that operate in the same industry sector as the Company.

(**)
Due to the fact that the Company does not have sufficient historical exercise data, the expected term was determined based on the "simplified method" in accordance with Staff Accounting Bulletin No. 110.

(***)
Share Price reflects the fair value per share of the Company’s Common Stock as of June 30, 2014 and was based on management’s estimate, which considered, among other things, current expectation of management regarding the price of future issuances of equity-linked financial instruments.

C.	Recently issued accounting pronouncements

1.	ASC Topic 830, Foreign "Currency Matters"

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

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

C.	Recently issued accounting pronouncements (cont.)

1.	ASC Topic 830, Foreign "Currency Matters" (cont.)

For public companies, the amendments in ASU 2013-5 became effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted.

The adoption of the standard did not have a material impact on the Group's consolidated results of operations and financial condition.

2.	ASC Topic 915, "Development Stage Entities"

On June 10, 2014, the FASB issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements (which includes an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation) (ASU 2014-10). The amendments in ASU 2014-10 remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification. In addition, ASU 2014-10 amends the disclosures required in Topic 275, Risks and Uncertainties, to illustrate relevant disclosures about the risks and uncertainties related to current activities of an entity that has not begun planned principal operations. Also, ASU 2014-10, removes an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity.

Under current U.S. GAAP, a development stage entity is defined as an entity that devotes substantially all of its efforts to establishing a new business and for which: (a) planned principal operations have not commenced; or (b) planned principal operations have commenced, but have produced no significant revenue. Currently, U.S. GAAP requires that a development stage entity present the same basic financial statements and apply the same recognition and measurement rules as established companies and in addition, present inception-to-date information about income statement line items, cash flows, and equity transactions.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein (fiscal 2015 for the Company). For public business entities, the amendment eliminating the exception to the sufficiency-of-equity-at-risk criterion for development stage entities should be applied retrospectively for annual reporting periods beginning after December 15, 2015, and interim periods therein.

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has not yet adopted ASU-2014-10.

Other than the elimination of the inception-to-date information and other disclosure requirements of Topic 915, the adoption of ASU 2014-10 is not expected to have a material impact on the financial position or results of operations of the Company.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3	–	INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) for the period after consideration of the effect of dividend on preferred stock by the weighted average number of shares outstanding during the period.

The income (loss) and the weighted average number of shares used in computing basic and diluted income (loss) per share for the six and three month periods ended June 30, 2014 and 2013 are as follows:

	US dollars		US dollars
	Six month period ended June 30,		Three month period ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Income (loss) for the period	4,525,009	(1,920,192)	5,261,928	(576,597)
Dividend on Preferred Stock	(185,263)	(102,819)	(92,589)	(87,069)
Income attributable to participating securities (Preferred Stock)	(842,475)	-	(1,003,097)	-
Income (loss) for the period attributable to common stockholders	3,497,271	(2,023,011)	4,166,242	(663,666)

	Number of shares		Number of shares
	Six month period ended June 30,		Three month period ended June 30,
	2014	2013	2014	2013

Number of shares:
Common shares used in computing Basic income (loss) per share	5,303,529	5,363,302	5,304,072	5,297,693
Common shares used in computing Diluted income (loss) per share (*)	5,361,570	5,363,302	5,336,019	5,297,693
Total weighted average number of common shares related to outstanding convertible Preferred Stock, options and warrants excluded from the calculations of diluted loss per share (**)	3,324,535	3,422,551	3,369,743	3,422,551

(*)	In applying the treasury method, the average market price of Common Stock was based on management estimate (see Note 2B, above).

(**)
The Company excludes from the calculation of diluted income per share, shares that will be issued upon the exercise of options and warrants with exercise prices, that are greater than the estimated average market value of the Company’s Common Stock and shares issuable upon conversion of Preferred Stock because their effect would be anti-dilutive.

Outstanding shares that will be issued upon conversion or exercise, as applicable, of all convertible Preferred Stock, stock options and warrants, have been excluded from the calculation of the diluted net loss per share for all the reported periods for which net loss was reported because the effect of the common shares issuable as a result of the exercise or conversion of these instruments was anti-dilutive.

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

Overview

We are a development stage medical device company focused on the design, development and commercialization of non-invasive glucose monitoring devices for use by persons suffering from diabetes.  Our wholly-owned Israeli subsidiary, Integrity Israel, was founded in 2001 with a mission to develop, produce and market non-invasive glucose monitors for home use by diabetics. We have developed a non-invasive blood glucose monitor, the GlucoTrack® model DF-F glucose monitoring device, which is designed to help people with diabetes obtain blood glucose level readings without the pain, inconvenience, cost and difficulty of conventional (invasive) spot finger stick devices. The GlucoTrack® model DF-F utilizes a patented combination of ultrasound, electromagnetic and thermal technologies to obtain blood glucose measurements in less than one minute via a small sensor that is clipped onto one’s earlobe and connected to a small, handheld control and display unit, all without drawing blood.

On June 4, 2013, we received our CE Mark approval for the GlucoTrack® model DF-F non-invasive glucose monitoring device from the Notified Body.  Receipt of the CE Mark allows us to market and sell the GlucoTrack® model DF-F glucose monitoring device in EU member countries that have adopted the European MDD without being subject to additional national regulations with regard to demonstration of performance and safety (although certain EU member countries may request or require additional performance and/or safety data from time to time, on a case-by-case basis).  The CE Mark also permits the sale in countries that have an MDD Mutual Recognition Agreement with the EU.  The GlucoTrack® model DF-F has not yet been approved for commercial sale in the United States. We expect to begin clinical trials in the United States during 2014, if our clinical trial protocol is approved by the United States Food and Drug Administration (the “FDA”).

Since receiving CE Mark approval for our GlucoTrack® model DF-F monitoring device, we have expanded our primary focus to include, in addition to research and development activities, preparation for anticipated future mass-production and distribution of the GlucoTrack® model DF-F in EU member countries and other countries that have an MDD Mutual Recognition Agreement with the EU.  We have entered into exclusive distribution agreements with distribution firms in several countries. We received our first wholesale purchase orders for the GlucoTrack® model DF-F. Customer advances relating to such orders amounting to $7,840, were presented as part of other current liabilities in the consolidated balance sheet of the Company and are expected to be recognized as revenues in the second half of fiscal year 2014. In addition, in July 2014, we entered into a manufacturing agreement with Wistron Corp. (“Wistron”), the manufacturing arm of Acer Inc.  Pursuant to such agreement, Wistron has agreed to manufacture and service (on a non-exclusive basis) the GlucoTrack® model DF-F and any future products, if any, introduced by us. Wistron has agreed to provide full turn-key manufacturing services for the GlucoTrack® model DF-F, including components procurement, unit assembly, device integration, testing and packaging.

Our continuing research and development activities are primarily focused on hardware, software and algorithm improvements, clinical trials to test the performance of the GlucoTrack® device when used by children and teenagers between the ages of 6 and 18, preparation for future FDA trials, as well as development of a new device in the family of GlucoTrack®.

We have not yet generated any revenues from our operations and have incurred losses of $20,561,670 from inception through June 30, 2014, stockholder’s deficit of $6,713,663 and cumulative negative operating cash flow of $16,347,922. We are dependent upon external sources for financing our operations and there can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

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

ASC Topic 830, “Foreign Currency Matters”

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

The adoption of ASU 2013-5 did not have a material impact on the Group's consolidated results of operations and financial condition.

ASC Topic 915, "Development Stage Entities"

On June 10, 2014, the FASB issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements (which includes an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation) (ASU 2014-10). The amendments in ASU 2014-10 remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification. In addition, ASU 2014-10 amends the disclosures required in Topic 275, Risks and Uncertainties, to illustrate relevant disclosures about the risks and uncertainties related to current activities of an entity that has not begun planned principal operations. Also, ASU 2014-10, removes an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity.

Under current U.S. GAAP, a development stage entity is defined as an entity that devotes substantially all of its efforts to establishing a new business and for which: (a) planned principal operations have not commenced; or (b) planned principal operations have commenced, but have produced no significant revenue. Currently, U.S. GAAP requires that a development stage entity present the same basic financial statements and apply the same recognition and measurement rules as established companies and in addition, present inception-to-date information about income statement line items, cash flows, and equity transactions.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein (fiscal 2015 for the Company). For public business entities, the amendment eliminating the exception to the sufficiency-of-equity-at-risk criterion for development stage entities should be applied retrospectively for annual reporting periods beginning after December 15, 2015, and interim periods therein.

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has not yet adopted ASU-2014-10.

Other than the elimination of the inception-to-date information and other disclosure requirements of Topic 915, the adoption of ASU 2014-10 is not expected to have a material impact on the financial position or results of operations of the Company.

Results of Operations

The following discussion explains material changes in our results of operations for the three and six month periods ended June 30, 2014, compared with the same periods ended June 30, 2013. This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues

We did not have any revenues during the three month period ended June 30, 2014 and 2013, as we have not yet commercialized the GlucoTrack® model DF-F.  We received our first wholesale purchase orders for the GlucoTrack® model DF-F. Customer advances relating to such orders amounting to $7,840, were presented as part of other current liabilities in the Company’s consolidated balance sheet and are expected to be recognized as revenues in the second half of fiscal year 2014.

Research and Development Expenses

Research and development expenses were $454,789 for the three month period ended June 30, 2014, as compared to $461,303 for the prior-year period. The slight decrease is attributable primarily to lower salaries and related expenses resulting from our shift of resources towards the marketing of the GlucoTrack® model DF-F. Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, travel expenses, clinical trials and other expenses. We expect to maintain similar levels of research and development expenses through the remainder of 2014; however, we may adjust the level of our research and development expenses based on available financial resources and based on our commercial needs, including the FDA process, specific requirements from customers, development of new GlucoTrack® models and others.

Selling, Marketing and General and Administrative Expenses

Selling, marketing and general and administrative expenses were $427,537 for the three month period ended June 30, 2014, as compared to $370,491 for the prior-year period. The increase is attributable primarily to increased salaries and related expenses resulting from our focus on marketing of the GlucoTrack® model DF-F. Selling, marketing and general and administrative expenses consist primarily of professional services, salaries, travel expenses and other related expenses for executive, finance and administrative personnel, including stock-based compensation expense. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services. We expect selling, marketing and general and administrative expenses to increase through the remainder of 2014 and beyond as we incur increased costs to comply with the reporting and other obligations applicable to public reporting companies and continue our focus on marketing and sales of the GlucoTrack® model DF-F.

Financing Income, net

Financing income, net was $6,144,254 for the three month period ended June 30, 2014, as compared to financing income of $255,197 for the prior-year period. The change is primarily attributable to a decrease in the fair value estimate relating to our warrants with down-round protection that were issued to investors and by issuance expenses allocated to such warrants at the issuance date. In accordance with U.S. GAAP, we mark the warrants to market on a quarterly basis based on the fair value estimate derived by using a binomial pricing model, with the changes in fair value recognized as finance expense or income, as applicable, in our consolidated statement of operations. During the three month period ended June 30, 2014, the decrease of $6,147,835 in the estimated fair value of our warrants with down-round protection resulted primarily from management’s estimate of the Company’s fair value per share (see Note 2B).

Net Income (loss)

Net income was $5,261,928 for the three month period ended June 30, 2014, as compared to a net loss of $(576,597) for the prior-year period. The increase in net income is due primarily to the change in financing income, net, as described above.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues

We did not have any revenues during the six month period ended June 30, 2014 and 2013, as we have not yet commercialized the GlucoTrack® model DF-F. We received our first wholesale purchase orders for the GlucoTrack® model DF-F. Customer advances relating to such orders amounting to $7,840, were presented as part of other current liabilities in the Company’s consolidated balance sheet and are expected to be recognized as revenues in the second half of fiscal year 2014

Research and Development Expenses

Research and development expenses were $905,873 for the six month period ended June 30, 2014, as compared to $965,548 for the prior-year period. The slight decrease is attributable primarily to lower salaries and related expenses resulting from our shift of resources towards the marketing of the GlucoTrack® model DF-F. Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, travel expenses, clinical trials and other expenses. We expect to maintain similar levels of research and development expenses through the remainder of 2014; however, we may adjust the level of our research and development expenses based on available financial resources and based on our commercial needs, including the FDA process, specific requirements from customers, development of new GlucoTrack® models and others.

Selling, Marketing and General and Administrative Expenses

Selling, marketing and general and administrative expenses were $863,639 for the six month period ended June 30, 2014, as compared to $554,070 for the prior-year period. The increase is attributable primarily to increased salaries and related expenses resulting from our focus on marketing the GlucoTrack® model DF-F and from professional fees, including investor relations and public relations expenses, business development and strategic planning services and other expenses relating to our reporting and other obligations as a public reporting company. Selling, marketing and general and administrative expenses consist primarily of professional services, salaries, travel expenses and other related expenses for executive, finance and administrative personnel, including stock-based compensation expense. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services. We expect selling, marketing and general and administrative expenses to increase through the remainder of 2014 and beyond as we incur increased costs to comply with the reporting and other obligations applicable to public reporting companies and continue our focus on marketing and sales of the GlucoTrack® model DF-F.

Financing (Income) Expenses, net

Financing income, net was $6,249,521 for the six month period ended June 30, 2014, as compared to financing expense of $400,574 for the prior-year period. The change is primarily attributable to a decrease in the fair value estimate relating to our warrants with down-round protection that were issued to investors and by issuance expenses allocated to such warrants at the issuance date. In accordance with U.S. GAAP, we mark the warrants to market on a quarterly basis based on the fair value estimate derived by using a binomial pricing model, with the changes in fair value recognized as finance expense or income, as applicable, in our consolidated statement of operations. During the six month period ended June 30, 2014, the decrease of $6,293,705 in the estimated fair value of our warrants with down-round protection resulted primarily from management’s estimate of the Company’s fair value per share (see Note 2B).

Net Income (loss)

Net income was $5,525,009 for the six month period ended June 30, 2014, as compared to a net loss $1,920,192 for the prior-year period.  The increase in net income is due primarily to the change in financing income, net, as described above.

Liquidity and Capital Resources

We currently have limited liquidity.  As of June 30, 2014 and August 10, 2014, cash on hand was approximately $590,000 and $385,000, respectively.  Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents will enable us to operate for a period of approximately two months from the date of this report. In order to fund our anticipated liquidity needs beyond such two month period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need to raise additional capital.

As of June 30, 2014, we had NIS 300,000 (approximately $87,260 based on the exchange rate of 3.438 NIS/dollar as of June 30, 2014) available for borrowing under our line of credit with Bank HaPoalim. Borrowings under the line of credit are secured by our funds on deposit with the bank at the time of borrowing, which generally must be sufficient to cover the principal amount of the borrowings in full. As a result, our ability to borrow under this line of credit is presently limited to the amount of funds we have on deposit with Bank HaPoalim. As of June 30, 2014, we did not have any borrowings outstanding under the line of credit. As of August 10, 2014 we have borrowed an aggregate of NIS 292,000 (approximately $83,000 based on the exchange rate of 3.476 NIS/dollar as of August 10, 2014) under the line of credit. We are currently engaged in negotiations with certain banks to provide for a line of credit that is not limited to our cash on deposit with the lending bank; however, there can be no assurance that any such funds will be made available on favorable terms or at all.

Integrity Israel is party to a loan and investment agreement dated February 18, 2003 with Y.H. Dimri Holdings (“Dimri”), pursuant to which Dimri loaned Integrity Israel a principal amount of NIS 1,440,000 ($418,848, based on the exchange rate of 3.438 NIS/dollar as of June 30, 2014), subject to linkage differences in Israel. In addition, Messrs. Avner Gal and Zvi Cohen collectively loaned Integrity Israel NIS 176,000 ($51,193 based on the same exchange rate) in May 15, 2002 pursuant to a board approval. Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned Integrity Israel $75,000 on March 16, 2004. These loans, in addition to the loan from Dimri mentioned above, are not required to be repaid until the first year in which we realize profits in our annual income statement (accounting profit). At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales after deduction of VAT in the relevant quarter, beginning on the quarter following the first year in which we realize profits in our annual income statement. The total amount to be repaid by us to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to us, plus an amount equal to the product of the amount of each payment made by us in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment. However, notwithstanding the above-mentioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital. Our board of directors is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

Integrity Israel is required to pay royalties to the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of the State of Israel at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the development plan up to an amount equal to $93,462, plus interest at LIBOR from the date of grant. As of June 30, 2014, the contingent liability with respect to royalty payment on future sales equals to approximately $93,462, excluding interest.

Net Cash Used in Operating Activities for the Six Month Periods Ended June 30, 2014 and June 30, 2013

Net cash used in operating activities was $1,556,095 and $1,522,027 for the six month periods ending June 30, 2014 and 2013, respectively. Net cash used in operating activities primarily reflects the net income (loss) for those periods of $4,525,009 and $(1,920,192), respectively, which was increased by non-cash change in fair value of warrants with down-round protection of $6,293,705 and $68,643, respectively, and partially offset by issuance costs allocated to warrants with down-round protection of $0 and $390,928, respectively, and changes in operating assets and liabilities in the amounts of $177,452 and $36,909, respectively.

Net Cash Used in Investing Activities for the Six Month Periods Ended June 30, 2014 and June 30, 2013

Net cash used in investing activities was $47,919 and $76,276 for the six month periods ended June 30, 2014, and 2013, respectively. During the six month periods ended June 30, 2014, and 2013, cash used primarily to purchase equipment (such as computers, research and development and office equipment) amounted to $47,919 and $33,963 respectively, and cash used to fund deposits in respect of employees rights upon retirement amounted to $0 and $42,313, respectively.

Net Cash Provided by (used in) Financing Activities for the Six Month Periods Ended June 30, 2014 and June 30, 2013

Net cash provided by (used in) financing activities was $(185,263) and $5,329,051 for the six month periods ended June 30, 2014 and 2013, respectively. Cash provided by financing activities reflects net capital raised in the amounts of $0 and $5,382,941 for the six month periods ended June 30, 2014 and 2013, respectively, offset partially by dividends paid to the holders of our Preferred Stock in the amounts of $185,263 and $15,750 for the six month periods ended June 30, 2014 and 2013, respectively, and by repayment of borrowings under our credit line in the amount of $0 and $38,140, in the six month periods ended June 30, 2014 and 2013, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Dated:  August 19, 2014

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