Form 10-Q
period 2014-09-30
Integrity Applications, Inc.
filed 2014-11-14
CIK 1506983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

or

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

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of November 14, 2014, 5,306,631 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

INTEGRITY APPLICATIONS, INC.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	September 30,	December 31,
	2014	2013
	(unaudited)	(audited)
A S S E T S
Current Assets
Cash and cash equivalents	4,387,980	2,385,911
Accounts receivable, net	13,811	-
Inventories (Note 4)	134,369	-
Other current assets	103,067	93,052
Total current assets	4,639,227	2,478,963
Property and Equipment, Net	125,398	107,209
Funds in Respect of Employee Rights Upon Retirement	186,788	170,033
Total assets	4,951,413	2,756,205
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	194,331	49,787
Other current liabilities	382,245	261,120
Total current liabilities	576,576	310,907
Long-Term Liabilities
Long-Term Loans from Stockholders	651,712	693,092
Liability for Employee Rights Upon Retirement	221,761	236,074
Warrants with Down-Round Protection (Note 2D)	1,831,810	8,216,705
Total long-term liabilities	2,705,283	9,145,871
Total liabilities	3,281,859	9,456,778
Commitments and Contingent Liabilities
Temporary Equity
Convertible Preferred Stock of $ 0.001 par value ("Preferred Stock"):
10,000,000 shares of Preferred Stock authorized as of September 30, 2014 and as of December 31, 2013
Preferred Stock Series A issued and outstanding 7,407 shares as of September 30, 2014 and 7,417 shares as of December 31, 2013	4,356,657	4,362,545
Preferred Stock Series B issued and outstanding 5,577.6 shares as of September 30, 2014 and 0 shares as of December 31, 2013	2,226,628	-
Total temporary equity	6,583,285	4,362,545
Stockholders' Deficit
Common Stock of $ 0.001 par value ("Common Stock"):
40,000,000 shares authorized as of September 30, 2014 and December 31, 2013; issued and outstanding 5,306,631 shares and 5,301,693 shares as of September 30, 2014 and December 31, 2013, respectively	5,308	5,302
Additional paid in capital	17,197,917	14,532,068
Accumulated other comprehensive income	64,560	52,702
Deficit accumulated during the development stage	(22,181,516)	(25,653,190)
Total stockholders' deficit	(4,913,731)	(11,063,118)
Total liabilities, temporary equity and stockholders’ deficit	4,951,413	2,756,205
The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	US dollars
	Nine month period ended September 30,		Three month period ended September 30,		Cumulative period from September 30, 2001 (date of inception) through September 30,
	2014	2013	2014	2013	2014*)
	(unaudited)		(unaudited)		(unaudited)
Revenues	27,309	-	27,309	-	27,309

Research and development expenses, net	1,327,577	1,460,755	421,704	495,207	13,790,735
Selling, marketing and general and administrative expenses	1,299,935	786,259	436,296	232,189	5,355,717
Other income	-	-	-	-	(912)
Total operating expenses	2,627,512	2,247,014	858,000	727,396	19,145,540
Operating loss	2,600,203	2,247,014	830,691	727,396	19,118,231

Financing (income) expenses, net (Note 5)	(6,355,641)	373,046	(61,120)	(27,528)	2,213,010
Income (loss) for the period	3,755,438	(2,620,060)	(769,571)	(699,868)	(21,331,241)
Other comprehensive (income) loss:
Foreign currency translation adjustment	11,858	56,108	27,891	37,308	64,560

Comprehensive income (loss) for the period	3,743,580	(2,676,168)	(797,462)	(737,176)	(21,395,801)

Income (loss) per share (Basic) (Note 6)	0.52	(0.52)	(0.16)	(0.16)

Income (loss) per share (Diluted) (Note 6)	0.52	(0.52)	(0.16)	(0.16)

Common shares used in computing Basic income (loss) per share (Note 6)	5,303,721	5,341, 551	5,304,100	5,299,927

Common shares used in computing Diluted income (loss) per share (Note 6)	5,352,039	5,341, 551	5,304,100	5,299,927

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

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

	US dollars (except share data)
	Common Stock			Accumulated other	Deficit accumulated during	Total
	Number of shares	Amount	Additional paid in capital	comprehensive income (loss)	development stage	Stockholders’ equity (deficit)

Balance as of January 1, 2012	5,295,543	5,296	13,457,828	22,634	(12,517,519)	968,239
Loss for the year	-	-	-	-	(2,772,307)	(2,772,307)
Other comprehensive loss	-	-	-	(13,709)	-	(13,709)
Issuance of 165,057 shares of Common Stock for cash of $7.00 per share on November 19, 2012, net of related expenses	165,057	165	917,014	-	-	917,179
Warrants classified to equity due to the expiration of the down-round protection period	-	-	48,007	-	-	48,007
Stock-based compensation	-	-	349,522	-	-	349,522
Balance as of December 31, 2012	5,460,600	5,461	14,772,371	8,925	(15,289,826)	(503,069)

Loss for the year	-	-	-	-	(9,796,853)	(9,796,853)
Other comprehensive income	-	-	-	43,777	-	43,777
Amount classified out of stockholders equity and presented as liability and temporary equity with respect to Common Stock replaced with Units comprised of Series A Preferred Stock and Series A Warrants	(162,907)	(163)	(1,140,186)	-	-	(1,140,349)
Conversion of Series A Preferred Stock into Common Stock	4,000	4	23,196	-	-	23,200
Stock dividend to certain Common Stock holders	-	-	278,263	-	(278,263)	-
Warrants issued as consideration for placement services	-	-	562,805	-	-	562,805
Dividend on Series A Preferred Stock	-	-	-	-	(288,248)	(288,248)
Stock-based compensation	-	-	35,619	-	-	35,619
Balance as of December 31, 2013	5,301,693	5,302	14,532,068	52,702	(25,653,190)	(11,063,118)

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

	US dollars (except share data)
	Common Stock			Accumulated other	Deficit accumulated during	Total
	Number of shares	Amount	Additional paid in capital	comprehensive income (loss)	development stage	Stockholders’ equity (deficit)

Balance as of January 1, 2014	5,301,693	5,302	14,532,068	52,702	(25,653,190)	(11,063,118)
Income for the period of nine months	-	-	-	-	3,755,438	3,755,438
Other comprehensive income	-	-	-	11,858	-	11,858
Amounts allocated to Series B-1 and Series B-2 Warrants, net	-	-	2,179,630	-	-	2,179,630
Conversion of Series A Preferred Stock into Common Stock	1,725	2	5,886	-	-	5,888
Stock dividend to certain Common Stock holders	654	1	(1)	-	-	-
Warrants issued as consideration for placement services	-	-	454,571	-	-	454,571
Stock dividend on Series B Preferred Stock	2,559	3	5,909	-	(5,912)	-
Cash dividend on Series A Preferred Stock	-	-	-	-	(277,852)	(277,852)
Stock-based compensation	-	-	19,854	-	-	19,854
Balance as of September 30, 2014 (unaudited)	5,306,631	5,308	17,197,917	64,560	(22,181,516)	(4,913,731)

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary A.D. Integrity Applications Ltd., which merged with a subsidiary of the Company on July 15, 2010, as part of a structural reorganization of the Group.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company

CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Nine month period ended September 30,		Cumulative period from September 30, 2001 (date of inception) through September 30,
	2014	2013	2014(*)
	(unaudited)		(unaudited)
Cash flows from operating activities:
Income (loss) for the period	3,755,438	(2,620,060)	(21,331,241)
Adjustments to reconcile income (loss) for the period to net cash used in operating activities:
Depreciation	26,091	23,461	217,808
Increase (decrease) in liability for employee rights upon retirement	-	(3,141)	196,506
Stock-based compensation	19,854	18,792	1,635,898
Stock-based interest compensation to convertible notes holders	-	-	1,214,943
Issuance costs allocated to warrants with down-round protection	40,555	390,928	431,483
Change in the fair value of warrants issued with round down protection	(6,384,895)	(141,357)	(169,545)
Linkage difference on principal of loans from stockholders	666	14,903	201,946
Interest on convertible notes	-	-	78,192
Gain on sale of property and equipment	-	-	(912)
Gain from trading marketable securities	-	-	(12,920)
Changes in assets and liabilities:	-	-
Increase in accounts receivable	(14,319)	-	(14,319)
Increase in inventory	(139,308)	-	(139,308)
Decrease (increase) in other current assets	(16,354)	16,111	(91,006)
Increase in accounts payable	151,892	70,476	196,625
Increase (decrease) in other current liabilities	140,541	(52,568)	374,184
Net cash used in operating activities	(2,419,839)	(2,282,455)	(17,211,666)
Cash flows from investment activities:
Increase in funds in respect of employee rights upon retirement	(28,058)	(39,923)	(177,279)
Purchase of property and equipment	(51,485)	(51,777)	(335,857)
Proceeds from sale of property and equipment	-	-	4,791
Investment in marketable securities	-	-	(388,732)
Proceeds from sale of marketable securities	-	-	406,995
Short-term loan granted to related party, net of repayments	-	-	(14,252)
Net cash used in investment activities	(79,543)	(91,700)	(504,334)
Cash flows from financing activities
Credit from banking institutions (repayment)	-	(38,458)	(8,671)
Proceeds from issuance of convertible notes	-	-	1,144,000
Repayment of convertible notes	-	-	(527,396)
Proceeds from issuance of Common Stock, net of cash issuance expenses	-	-	11,323,559
Cash dividend to Preferred Stock holders	(277,852)	(102,819)	(566,100)
Proceeds allocated to convertible Preferred Stock, net of cash issuance expenses	2,435,844	3,960,958	6,396,802
Proceeds allocated to warrants with "down-round" protection, net of issuance expenses	-	1,421,983	1,421,983
Proceeds allocated to Series B-1 and Series B-2 Warrants, net of cash issuance expenses	2,384,429	-	2,384,429
Proceeds from stockholders loans	-	-	347,742
Net cash provided by financing activities	4,542,421	5,241,664	21,916,348
Effect of exchange rate changes on cash and cash equivalents	(40,970)	105,695	187,632
Increase in cash and cash equivalents	2,002,069	2,973,204	4,387,980
Cash and cash equivalents at beginning of the period	2,385,911	543,411	-
Cash and cash equivalents at end of the period	4,387,980	3,516,615	4,387,980

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

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company

CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

Supplementary information on financing activities not involving cash flows:

During the first quarter of 2014, 10.01 shares of Series A Preferred Stock were converted into 1,725 shares of Common Stock. Accordingly, $5,888, representing the carrying value of such shares of Series A Preferred Stock was reclassified from temporary equity to stockholders’ (deficit).

$414,016, representing the fair value of warrants issued as consideration for placement services, was accounted for as additional paid-in capital in the statement of changes in stockholders’ equity (deficit). Of these direct  issuance expenses, $204,800 was allocated to the Series B-1 and Series B-2 Warrants and was recorded as a reduction of additional paid in capital, and $209,216 was allocated to the Series B Preferred Stock and recorded as a reduction of temporary equity.

$5,912, representing the fair value of the shares of Common Stock issued to owners of Series B Preferred Stock, was accounted for as a stock dividend in the statement of changes in stockholders’ equity (deficit) and was charged to deficit accumulated during development stage against additional paid in capital and Common Stock therein.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1          –   GENERAL (cont.)

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

Integrity Israel was incorporated in 2001 and commenced its operations in 2002.  Integrity Israel, a medical device company, focuses on the design, development and commercialization of non-invasive glucose monitoring devices for home use by persons suffering with diabetes. Since its inception, Integrity Israel has devoted substantially all of its efforts to business planning, research and development and raising capital, and has not yet generated any material revenues.  Accordingly, Integrity Israel (and therefore the Company) is considered to be in the development stage as defined in Financial Accounting Standards Board ("FASB") Accounting Standards Codification (ASC) Topic 915, "Development Stage Entities".

B.
Going concern uncertainty

Since its incorporation, the Company did not conduct any material operations other than those carried out by Integrity Israel.  The development and commercialization of Integrity Israel's product is expected to require substantial expenditures.  Integrity Israel and the Company (collectively, the "Group") have not yet generated any material revenues from operations, and therefore they are dependent upon external sources for financing their operations. Since inception, the Group has incurred accumulated losses of $21,331,241, stockholder's deficit of $4,913,731 and cumulative negative operating cash flow of $17,211,666.  These factors raise substantial doubt about the Group’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  During 2011, the Company raised funds via the issuance of Common Stock in a total amount of approximately $2.4 million (net of related expenses).  During 2012, the Company raised a total amount of approximately $1.0 million (net of related expenses) from the issuance of Common Stock. During 2013, the Company raised funds in an approximate amount of $5.3 million (net of related cash expenses) from the issuance of units (the “Units”) consisting of shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and detachable warrants to purchase shares of the Company’s Common Stock (the “Series A Warrants”).  As more fully described in Note 10.A.2 to the Company's annual report on Form 10-K for the year ended December 31, 2013, the Company is not permitted to, among other things, incur indebtedness without the written consent of the holders of a majority in stated value of the outstanding Series A Preferred Stock. During August and September of 2014, the Company raised funds in an aggregate amount of approximately $4.8 million (net of related cash expenses) from the issuance of units (the “Series B Units”), each consisting of (a) one share of the Company’s newly designated Series B 5.5% Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), convertible into Common Stock at an initial conversion price of $5.80 per share, (b) a five year warrant to purchase, at an exercise price of $5.80 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series B Preferred Stock (each a “Series B-1 Warrant”) and (c) a five year warrant to purchase, at an exercise price of

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 1           –  GENERAL (cont.)

B.
Going concern uncertainty (cont.)

$10.00 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series B Preferred Stock (each a “Series B-2 Warrant” and, together with the Series B-1 Warrants, collectively, the “Series B Warrants”). As of September 30, 2014, the shares of Series B Preferred Stock included in the Series B Units were convertible into an aggregate of 961,676 shares of Common Stock, and the Warrants included in the Units are exercisable for an aggregate of 1,923,352 shares of Common Stock, in each case subject to adjustment in certain circumstances (See Note 3 and Note 7).

Until such time as the Group generates sufficient revenue to fund its operations (if ever), the Group plans to finance its operations through the sale of equity or equity-linked securities and/or debt securities and, to the extent available, short term and long term loans. There can be no assurance that the Group will succeed in obtaining the necessary financing to continue its operations.

C.
Risk factors

The Group has a limited operating history and faces a number of risks, including uncertainties regarding finalization of the development process, demand and market acceptance of the Group's products, the effects of technological changes, competition and the development of products by competitors.  Additionally, other risk factors also exist, such as the ability to manage growth and the effect of planned expansion of operations on the Group's future results. In addition, the Group expects to continue incurring significant operating costs and losses in connection with the development of its products and marketing efforts. The Group has not yet generated any material revenues from its operations to fund its activities and therefore the Group is dependent on the receipt of additional funding from its stockholders and investors in order to continue as a going concern (See Note 1B).

D.
Use of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. As applicable to these condensed consolidated interim financial statements, the most significant estimates and assumptions relate to (i) the fair value estimate of the warrants with down-round protection, (ii)  the allocation of the proceeds and the related issuance costs of the Series B Units (see Note 1B and Note 3) and (iii) the going concern assumptions.

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

In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the Company’s financial position at September 30, 2014 and the results of its operations and cash flow for each of the nine and three month periods then ended.

Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements.  For a description of the significant accounting policies, other than the additional policies described in paragraphs B-C below, refer to the Company's annual report on Form 10-K for the year ended December 31, 2013.  Results of operations for the nine and three month periods ended September 30, 2014 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2014.

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

B.
Inventories

Inventories are stated at the lower of cost or market value.

Cost is determined as follows:

With respect to raw materials, the Company calculates cost using the average cost method.

With respect to work in process, the Company calculates the cost on the basis of the average direct manufacturing costs, including materials, labor and other direct manufacturing costs.

The Company evaluates its ability to realize the value of its inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usage are explored within these processes to mitigate inventory exposure. In addition, inventory reserve is provided for slow-moving items. If recorded, the reserves are intended to reduce the carrying value of inventory to its net realizable value. To date, the Company has not recorded any reserve with respect to its inventory.

C.
Revenue recognition

Revenues are recognized in accordance with ASC 605, "Revenue Recognition" and SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed and determinable, collectability is reasonably assured and no further obligations exist. Provisions are made at the time of revenue recognition for any applicable warranty cost expected to be incurred.

The Company derives its revenues from sales of its GlucoTrack® model DF-F glucose monitoring device to distributors. The Company's products sold through agreements with distributors are generally non-exchangeable, non-refundable and non-returnable and the distributors generally are not entitled to any rights of price protection or stock rotation. Accordingly, the Company considers all the distributors as end-users for revenue recognition purposes.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2         –    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

D.
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

September 30, 2014
Dividend yield (%)	-
Expected volatility (%) (*)	105.14
Risk free interest rate (%)	1.14
Expected term of options (years) (**)	3.45
Exercise price (US dollars) (***)	5.80
Common Stock price, per share (US dollars) (****)	2.31
Fair value per Warrant with down-round protection (US dollars)	1.19

(*)	Due to the very low trading volume of the Company’s Common Stock, the expected volatility was based on the historical volatility of the share price of other

(**)
Due to the fact that the Company does not have sufficient historical exercise data, the expected term was determined based on the "simplified method" in accordance with Staff Accounting Bulletin No. 110.

(***)
As a result of the issuance of the Series B Units, pursuant to the terms of the Series A Warrants, on August 29, 2014, the exercise price per share of the Series A Warrants decreased from $6.96 per share to $5.80 per share and the number of shares of Common Stock issuable upon exercise of each such warrant, in the aggregate, increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, will be equal to the aggregate exercise price prior to such adjustment.

(****)
The Common Stock price, per share reflects the Company’s management’s estimation of the fair value per share of Common Stock as of September 30, 2014. In reaching its estimation, management considered, among other things, a valuation report prepared by a third-party valuation firm following the issuance of the Series B Units (See Note 1B and Note 3).

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2          –   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

E.	Recently issued accounting pronouncements

1.
ASC Topic 830, “Foreign Currency Matters"

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

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2          –   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

E.	Recently issued accounting pronouncements (cont.)

2.
ASC Topic 915, "Development Stage Entities" (cont.)

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

3.
Accounting Standard Update 2014-09, “Revenue from Contracts with Customers”

In May 2014, the FASB issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09").

ASU 2014-09 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 also requires entities to disclose sufficient information, both quantitative and qualitative, to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

An entity should apply the amendments in this ASU using one of the following two methods: 1. Retrospectively to each prior reporting period presented with a possibility to elect certain practical expedients, or, 2. Retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. If an entity elects the latter transition method, it also should provide certain additional disclosures.

For a public entity, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period (the first quarter of fiscal year 2017 for the Company). Early application is not permitted.

The Company is in the process of assessing the impact, if any, of ASU 2014-09 on its consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2          –   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

E.	Recently issued accounting pronouncements (cont.)

4.
Accounting Standards Update 2014-15, “Presentation of Financial Statements—Going Concern”

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15").

ASU 2014-15 provide guidance on management’s responsibility in evaluating whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).

ASU 2014-15 also provide guidance related to the required disclosures as a result of management evaluation.

The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

The Company is in the process of assessing the impact, if any, of ASU 2014-15 on its consolidated financial statements or related disclosures.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3          –    EVENTS DURING THE REPORTED PERIOD

During August and September of 2014, the Company received approximately $5.6 million in gross proceeds from the issuance of 5,577.6 Series B Units (See Note 1B). After giving effect to the payment of commissions to the placement agent for the offering and the payment of certain offering expenses, the Company received net proceeds from the offering of approximately $4.8 million.

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with the placement agent for the Offering (the “Placement Agent”), at the closing of the sale of the Units the Company paid the Placement Agent, as a commission, an amount equal to 7% of the aggregate sales price of the Units, plus 3% of the aggregate sales price as a management fee plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Units. In addition, pursuant to the Placement Agent Agreement, the Company is required to issue to the Placement Agent:(a) 5 year warrants to purchase up to 192,336 shares of Common Stock at an exercise price of $5.80 per share and (b) 5 year warrants to purchase up to 96,168 shares of Common Stock at an exercise price of $10.00 per share. The terms of the Placement Agent warrants will be substantially similar to the terms of the Series B Warrants (described below) except that the Placement Agent warrants may also be exercisable on a cashless basis at all times.

Holders of Series B Preferred Stock are entitled to receive cumulative dividends at a rate of 5.5% per annum, based on the stated value per share of Series B Preferred Stock. Dividends on the Series B Preferred Stock are payable quarterly on March 31, June 30, September 30 and December 31 of each year, beginning on September 30, 2014, and on each conversion date (with respect to the shares of Series B Preferred Stock being converted). For so long as required under the terms of the Certificate of Designations for the Company’s outstanding Series A Preferred Stock, dividends will be payable only in shares of Common Stock. Thereafter, dividends on the Series B Preferred Stock will be payable, at the option of the Company, in cash and/or, if certain conditions are satisfied, shares of Common Stock or a combination of both. Shares of Common Stock issued as payment of dividends will be valued at the lower of (a) the then current conversion price of the Series B Preferred Stock or (b) the average of the volume weighted average price for the Common Stock on the principal trading market therefor for the 10 trading days immediately prior to the applicable dividend payment date. The Company will incur a late fee of 9% per annum, payable in cash, on dividends that are not paid within three trading days of the applicable dividend payment date.

Subject to certain ownership limitations described below, the Series B Preferred Stock is convertible at the option of the holder at any time and from time to time into shares of Common Stock at a conversion price of $5.80 per share (calculated by dividing the stated value per share of Series B Preferred Stock, which is initially $1,000, by the conversion price per share). The conversion price of the Series B Preferred Stock is subject to adjustment for certain issuances of Common Stock or other securities of the Company at an effective price per share that is lower than the conversion price then in effect, as well as for stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. In addition, the holders of Series B Preferred Stock will be entitled to receive any securities or rights to acquire securities or property granted or issued by the Company pro rata to the holders of Common Stock to the same extent as if such holders of Series B Preferred Stock had converted all of their shares of Series B Preferred Stock prior to such distribution. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations of the Company, the holders of Series B Preferred Stock will be entitled to receive, upon conversion of their shares of Series B Preferred Stock, any securities or other consideration received by the holders of the Common Stock pursuant to the fundamental transaction.

Subject to certain conditions contained in the Certificate of Designations, Preferences and Rights relating to the Series B Preferred Stock, the Company will have the option to force the conversion of the Series B Preferred Stock (in whole or in part) if (a) the volume weighted average price for the Common Stock on its principal trading market exceeds $10.00 for each of any 20 trading days during any 30 consecutive Trading Day period and the average daily dollar trading value for the Common Stock during such 30 day period exceeds $50,000 or (b) the Company receives approval to list the Common Stock on a national securities exchange.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3          –    EVENTS DURING THE REPORTED PERIOD (cont.)

Subject to any limitations under the terms of the Certificate of Designations for the Company’s outstanding Series A Preferred Stock, the Company may become obligated to redeem the Series B Preferred Stock in cash upon the occurrence of certain triggering events, including, among others, a material breach by the Company of certain contractual obligations to the holders of the Series B Preferred Stock, the occurrence of a change in control of the Company, the occurrence of certain insolvency events relating to the Company, or the failure of the Common Stock to continue to be listed or quoted for trading on one or more specified United States securities exchanges or a regulated quotation service. In addition, upon the occurrence of certain triggering events, each holder of Series B Preferred Stock will have the option to require the Company to redeem such holder’s shares of Series B Preferred Stock for a redemption price payable in shares of Common Stock or receive an increased dividend rate of 9% on all of such holder’s outstanding Series B Preferred Stock.

Subject to the beneficial ownership limitation described below, holders of Series B Preferred Stock will vote together with the holders of Common Stock and Series A Preferred Stock on an as-converted basis. Holders will not be permitted to convert their Series B Preferred Stock if such conversion would cause such holder to beneficially own more than 4.99% of the outstanding Common Stock (subject to increase to 9.99%, at the option of the holder, upon no less than 61 days prior written notice to the Company) (the “Beneficial Ownership Limitation”). In addition, no holder may vote any shares of Series B Preferred Stock (on an as converted to Common Stock basis) in excess of the Beneficial Ownership Limitation.

Subject to certain limitations, so long as any Purchaser holds any shares of Series B Preferred Stock, if (a) the Company sells any shares of Common Stock or other securities convertible into, or rights to acquire, Common Stock and (b) a Purchaser then holding Series B Preferred Stock, Series B Warrants, Conversion Shares or Warrant Shares (defined below) reasonably believes that any of the terms and conditions appurtenant to such issuance or sale are more favorable to the purchaser in such subsequent sale of securities than are the terms and conditions granted to such Purchaser, then the Purchaser will be permitted to require the Company to amend the terms of this transaction (only with respect to such Purchaser) so as to match the terms of the subsequent issuance (including, for the avoidance of doubt, any terms and provisions that are or may be less favorable to such Purchaser).

Pursuant to Section 4.15 of the Securities Purchase Agreement, dated March 13, 2013, relating to the issuance by the Company of Units (the “Series A Units”) consisting of shares of Series A Preferred Stock and Series A Warrants, the Company was required to and did notify the holders of the Series A Preferred Stock of the closing of the sale of the Series B Units, and following receipt thereof such holders of Series A Preferred Stock were entitled to elect to amend the terms of their purchase of Series A Units to match the terms of the Series B Units. To the extent any holder entitled to do so makes such election, the Company will be obligated to amend the terms of such holder’s Series A Units to match the terms of the Series B Units.

The Series B Warrants have a five-year term commencing on the closing dates, as applicable. Until the end of the term, the Series B Warrants will be exercisable at any time and from time to time at an exercise price of $5.80 per share (with respect to the Series B-1 Warrants) or $10.00 per share (with respect to the Series B-2 Warrants). The Series B Warrants contain adjustment provisions substantially similar to those of the Series B Preferred Stock as described above, except that the Series B Warrants shall not include dilution protection for issuances of securities at an effective price per share lower than the conversion price of such Series B Warrants. No holder may exercise its Series B Warrants in excess of the Beneficial Ownership Limitation.

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 4          –    INVENTORIES

	US dollars
	September 30,	December 31,
	2014	2013

Raw materials	69,749	-
Work in process	64,620	-
	134,369	-

NOTE 5          –    FINANCING (INCOME) EXPENSES, NET

	US dollars
	Nine month period ended September 30,		Three month period ended September 30,		Cumulative period from September 30, 2001 (date of inception) through September 30,
	2014	2013	2014	2013	2014
	(unaudited)
Israeli CPI linkage difference on principal of loans from stockholders	666	14,903	2,024	3,336	201,946
Exchange rate differences	(3,724)	92,025	-	30,525	343,135
Warrants with down round protection	(6,384,895)	(141,357)	(91,190)	(72,714)	(169,545)
Issuance cost allocated to warrants with down-round protection	40,555	390,928	40,555	-	431,483
Stock-based interest compensation to holders of convertible notes	-	-	-	-	1,214,943
Interest expenses on credit from banks and other	(8,243)	16,547	(12,509)	11,325	(9,764)
Interest expenses and other, related to convertible notes	-	-	-	-	200,812
	(6,355,641)	373,046	(61,120)	(27,528)	2,213,010

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 6          –    INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) for the period after consideration of the effect of dividend on preferred stock by the weighted average number of shares outstanding during the period.

The income (loss) and the weighted average number of shares used in computing basic and diluted income (loss) per share for the nine and three month periods ended September 30, 2014 and 2013 are as follows:

	US dollars		US dollars
	Nine month period ended September 30,		Three month period ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Income (loss) for the period	3,755,438	(2,620,060)	(769,571)	(699,868)
Cash dividend on Series A Preferred Stock	(277,852)	(193,666)	(92,589)	(90,847)
Stock dividend on Series B Preferred Stock	(5,912)	-	(5,912)	-
Income attributable to participating securities (Preferred Stock)	(701,171)	-	-	-
Income (loss) for the period attributable to common stockholders	2,770,503	(2,813,726)	(868,072)	(790,715)

	Number of shares		Number of shares
	Nine month period ended September 30,		Three month period ended September 30,
	2014	2013	2014	2013

Number of shares:

Common shares used in computing Basic income (loss) per share	5,303,721	5,341,551	5,304,100	5,299,927

Common shares used in computing Diluted income (loss) per share (*)	5,352,039	5,341,551	5,304,100	5,299,927

Total weighted average number of common shares related to outstanding convertible Preferred Stock, options and warrants excluded from the calculations of diluted income (loss) per share (**)	3,574,815	2,567,368	4,160,346	3,449,035

(*)	In applying the treasury method, the average market price of Common Stock was based on management estimate (see Note 2D, above).

(**)
The Company excludes from the calculation of diluted income (loss) per share, shares that will be issued upon the exercise of options and warrants with exercise prices, that are greater than the estimated average market value of the Company’s Common Stock and shares issuable upon conversion of Preferred Stock because their effect would be anti-dilutive.

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

INTEGRITY APPLICATIONS, INC.
(A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 7         –    SUBSEQUENT EVENTS

On October 31, 2014, the Company received net proceeds of approximately $1.0 million (after related cash expenses) from the issuance of 1,274.95 Series B Units. The shares of Series B Preferred Stock included in the Series B Units are convertible into an aggregate of 219,829 shares of Common Stock, and the Warrants included in the Series B Units are exercisable for an aggregate of 439,658 shares of Common Stock, in each case subject to adjustment in certain cases (See Note 3).  Pursuant to the Placement Agent Agreement, the Company is required to issue to the Placement Agent: (a) 5 year warrants to purchase up to 43,966 shares of Common Stock at an exercise price of $5.80 per share and (b) 5 year warrants to purchase up to 21,983 shares of Common Stock at an exercise price of $10.00 per share. The terms of the Placement Agent warrants will be substantially similar to the terms of the Series B Warrants except that the Placement Agent warrants may also be exercisable on a cashless basis at all times.

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

We have incurred losses of $21,331,241 from inception through September 30, 2014, stockholder’s deficit of $4,913,731 and cumulative negative operating cash flow of $17,211,666. We are dependent upon external sources for financing our operations and there can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

In June 2013, we received our CE Mark approval for the GlucoTrack® model DF-F non-invasive glucose monitoring device from DEKRA Certification B.V., our European notified body, which approval required that the device be recalibrated on a monthly basis. In March 2014, we received CE Mark approval for 6 months calibration validity of the same device. Receipt of the CE Mark allows us to market and sell the GlucoTrack® model DF-F glucose monitoring device in EU member countries that have adopted the European Medical Device Directive (the “MDD”) without being subject to additional national regulations with regard to demonstration of performance and safety (although certain EU member countries may request or require additional performance and/or safety data from time to time, on a case-by-case basis).  The CE Mark also permits the sale in countries that have an MDD Mutual Recognition Agreement with the EU.  The GlucoTrack® model DF-F has not yet been approved for commercial sale in the United States. We expect to begin clinical trials in the United States during the first half of 2015, if our clinical trial protocol is approved by the United States Food and Drug Administration (the “FDA”).

Since receiving CE Mark approval for our GlucoTrack® model DF-F monitoring device, we have expanded our primary focus to include, in addition to research and development activities, preparation for anticipated future mass-production and distribution of the GlucoTrack® model DF-F in EU member countries and other countries that have an MDD Mutual Recognition Agreement with the EU.  We have entered into exclusive distribution agreements with distribution firms in more than 10 countries, subject in certain cases to the receipt of local regulatory approval or registration, if required, for the commencement of sales of the GlucoTrack® model DF-F in the subject territory.  We cannot provide any assurance that we will receive the required local regulatory approvals in any of the countries in which such approvals are required, and therefore we may never be permitted to commence commercial sales of our products in such territories. Further discussions with other potential distributors are in different stages.  We received our first wholesale purchase orders for the GlucoTrack® model DF-F during the second quarter of 2014 and we recognized initial revenues during the third quarter of 2014.

In addition, in July 2014, we entered into a manufacturing agreement with Wistron Corp. (“Wistron”), a Taiwanese entity and the manufacturing arm of Acer Inc.  Pursuant to such agreement, Wistron has agreed to manufacture and service (on a non-exclusive basis) the GlucoTrack® model DF-F and any future products, if any, introduced by us. Wistron has agreed to provide full turn-key manufacturing services for the GlucoTrack® model DF-F, including components procurement, unit assembly, device integration, testing and packaging.

Our continuing research and development activities are primarily focused on software and algorithm improvements intended to improve the accuracy of the device, clinical trials to test the performance of the GlucoTrack® device when used by children and teenagers between the ages of 6 and 18, preparation for future FDA trials, testing new characteristics of the device, development of a new device in the family of GlucoTrack® and seeking to streamline and shorten the calibration process.

In support of our sales and distribution efforts, we are continuing to seek to expand our marketing, sales and customer support capabilities by increasing our marketing, sales and customer support teams, by adding new members to our advisory board, as well as by raising market awareness of our GlucoTrack® model DF-F device and its benefits.

Recent Corporate Developments

Private Placement

In August and September of 2014, the Company received net proceeds of approximately $4.8 million (net of related cash expenses) from the issuance of Series B units (the “Series B Units”), each consisting of (a) one share of the Company’s newly designated Series B 5.5% Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an initial conversion price of $5.80 per share, (b) a five year warrant to purchase, at an exercise price of $5.80 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series B Preferred Stock (each a “Series B-1 Warrant”) and (c) a five year warrant to purchase, at an exercise price of $10.00 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series B Preferred Stock (each a “Series B-2 Warrant” and, together with the Series B-1 Warrants, collectively, the “Series B Warrants”). The shares of Series B Preferred Stock included in the Series B Units are convertible into an aggregate of 961,676 shares of Common Stock, and the Series B Warrants included in the Series B Units are exercisable for an aggregate of 1,923,352 shares of Common Stock, in each case subject to adjustment in certain circumstances.  Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with the placement agent for the Offering (the “Placement Agent”), at the closing of the sale of the Series B Units the Company paid the Placement Agent, as a commission, an amount equal to 7% of the aggregate sales price of the Series B Units, plus 3% of the aggregate sales price as a management fee plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series B Units. In addition, pursuant to the Placement Agent Agreement, the Company is required to issue to the Placement Agent:(a) 5 year warrants to purchase up to 192,336 shares of Common Stock at an exercise price of $5.80 per share and (b) 5 year warrants to purchase up to 96,168 shares of Common Stock at an exercise price of $10.00 per share. The terms of the Placement Agent warrants will be substantially similar to the Series B Warrants except that the Placement Agent warrants may also be exercisable on a cashless basis at all times. On October 31, 2014, the Company received net proceeds in the amount of approximately $1.0 million (net of related cash expenses) from the issuance of 1,274.95 Series B Units. The shares of Series B Preferred Stock included in the Series B Units are convertible into an aggregate of 219,829 shares of Common Stock, and the Series B Warrants included in the Series B Units are exercisable for an aggregate of 439,658 shares of Common Stock, in each case subject to adjustment in certain circumstances. Pursuant to the Placement Agent Agreement, at the closing of the sale of the Series B Units, the Company paid the Placement Agent, as a commission, an amount equal to 7% of the aggregate sales price of the Series B Units, plus 3% of the aggregate sales price as a management fee plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series B Units. Pursuant to the Placement Agent Agreement, the Company is required to issue to the Placement Agent: (a) 5 year warrants to purchase up to 43,966 shares of Common Stock at an exercise price of $5.80 per share and (b) 5 year warrants to purchase up to 21,983 shares of Common Stock at an exercise price of $10.00 per share. The terms of the Placement Agent warrants will be substantially similar to the Series B Warrants except that the Placement Agent warrants may also be exercisable on a cashless basis at all times.

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

Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements appearing in our annual report on Form 10-K for the year ended December 31, 2013. Our management believes that, as for the financial statements for the periods included in this report, the going concern assessment, the fair value estimate of the warrants with the down-round protection, and the allocation of the proceeds and the related issuance cost of the Series B Units (see Notes 1, 2 and 3 in the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q). However, due to the early stage of operations of the Company, there are no other accounting policies that are considered to be critical accounting policies by management.

Going Concern Uncertainty

The development and commercialization of our product will require substantial expenditures. We have not yet generated any revenues and have incurred substantial accumulated losses and cumulative negative operating cash flows since inception. We currently have no material sources of recurring revenue and are therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1B to our annual report on Form 10-K for the year ended December 31, 2013; however management cannot assure that its plans will be successful in addressing these issues. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounting Standard Update 2014-09, “Revenue from Contracts with Customers”

In May 2014, the FASB issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09").

ASU 2014-09 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 also requires entities to disclose sufficient information, both quantitative and qualitative, to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

An entity should apply the amendments in this ASU using one of the following two methods: 1. Retrospectively to each prior reporting period presented with a possibility to elect certain practical expedients, or, 2. Retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. If an entity elects the latter transition method, it also should provide certain additional disclosures.

For a public entity, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period (the first quarter of fiscal year 2017 for the Company). Early application is not permitted.

The Company is in the process of assessing the impact, if any, of ASU 2014-09 on its consolidated financial statements.

Accounting Standards Update 2014-15, “Presentation of Financial Statements—Going Concern”

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15").

ASU 2014-15 provide guidance on management’s responsibility in evaluating whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).

ASU 2014-15 also provide guidance related to the required disclosures as a result of management evaluation.

The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

The Company is in the process of assessing the impact, if any, of ASU 2014-15 on its consolidated financial statements or related disclosures.

Results of Operations

The following discussion explains material changes in our results of operations for the three and nine month periods ended September 30, 2014, compared with the same periods ended September 30, 2013. This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues

We received our first wholesale purchase orders for the GlucoTrack® model DF-F during the second quarter of 2014 and recognized initial revenues during the three month period ended September 30, 2014.

We recognize revenues from GlucoTrack® model DF-F when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed and determinable, collectability is reasonably assured and no further obligations exist.

Research and Development Expenses

Research and development expenses were $421,704 for the three month period ended September 30, 2014, as compared to $495,207 for the prior-year period. The decrease is attributable primarily to lower salaries and related expenses resulting from our shift of resources towards the marketing of the GlucoTrack® model DF-F and lower expenses associated with materials used in the development of the GlucoTrack® model DF-F, offset partially by higher costs associated with patent and trademarks. Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, travel expenses, clinical trials and other expenses including patents and trademark registration expenses. We expect to maintain similar levels of research and development expenses through the remainder of 2014; however, we may adjust the level of our research and development expenses based on our commercial needs, including the FDA process, specific requirements from customers, efforts to improve the device and development of new GlucoTrack® models and others.

Selling, Marketing and General and Administrative Expenses

Selling, marketing and general and administrative expenses were $436,296 for the three month period ended September 30, 2014, as compared to $232,189 for the prior-year period. The increase is attributable primarily to increased salaries and related expenses resulting from our shift of resources from research and development activities and from increase in consultancy fees and travel expenses resulting from our focus on marketing of the GlucoTrack® model DF-F. Selling, marketing and general and administrative expenses consist primarily of professional services, salaries, travel expenses and other related expenses for executive, finance and administrative personnel, including stock-based compensation expense. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services. We expect selling, marketing and general and administrative expenses to increase through the remainder of 2014 and beyond as we continue our focus on marketing and sales of the GlucoTrack® model DF-F and incur increased costs to comply with the reporting and other obligations applicable to public reporting companies.

Financing Income, net

Financing income, net was $61,120 for the three month period ended September 30, 2014, as compared to financing income of $27,528 for the prior-year period. The change is primarily attributable to a decrease in the exchange rate differences resulting from balances denominated in New Israeli Shekels and from lower bank expenses.

Net loss

Net loss was $769,571 for the three month period ended September 30, 2014, as compared to a net loss of $699,868 for the prior-year period. The increase in net loss is due primarily to the increase in selling, marketing and general and administrative expenses, offset partially by the decrease in research and development expenses and change in financing income, net, as described above.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues

We received our first wholesale purchase orders for the GlucoTrack® model DF-F during the second quarter of 2014 and recognized initial revenues during the nine month period ended September 30, 2014.

We recognize revenues from GlucoTrack® model DF-F when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed and determinable, collectability is reasonably assured and no further obligations exist.

Research and Development Expenses

Research and development expenses were $1,327,577 for the nine month period ended September 30, 2014, as compared to $1,460,755 for the prior-year period. The decrease is attributable primarily to lower salaries and related expenses resulting from our shift of resources towards the marketing of the GlucoTrack® model DF-F and lower expenses associated with materials used in the development of the GlucoTrack® model DF-F, offset partially by higher costs associated with patent and trademarks. Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, travel expenses, clinical trials and other expenses including patents and trademark registration expenses. We expect to maintain similar levels of research and development expenses through the remainder of 2014; however, we may adjust the level of our research and development expenses based on our commercial needs, including the FDA process, specific requirements from customers, efforts to improve the device and development of new GlucoTrack® models and others.

Selling, Marketing and General and Administrative Expenses

Selling, marketing and general and administrative expenses were $1,299,935 for the nine month period ended September 30, 2014, as compared to $786,259 for the prior-year period. The increase is attributable primarily to increased salaries and related expenses resulting from our shift of resources from research and development activities and from increase in consultancy fees resulting from our focus on marketing the GlucoTrack® model DF-F and from professional fees, including investor relations and public relations expenses, business development and strategic planning services and other expenses relating to our reporting and other obligations as a public reporting company. Selling, marketing and general and administrative expenses consist primarily of professional services, salaries, travel expenses and other related expenses for executive, finance and administrative personnel, including stock-based compensation expense. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services. We expect selling, marketing and general and administrative expenses to increase through the remainder of 2014 and beyond as we continue our focus on marketing and sales of the GlucoTrack® model DF-F and incur increased costs to comply with the reporting and other obligations applicable to public reporting companies and.

Financing (Income) Expenses, net

Financing income, net was $(6,355,641) for the nine month period ended September 30, 2014, as compared to financing expense of $373,046 for the prior-year period. The change is primarily attributable to a decrease in the fair value estimate relating to our warrants with down-round protection that were issued to investors and by issuance expenses allocated to such warrants at the issuance date. In accordance with U.S. GAAP, we mark the warrants to market on a quarterly basis based on the fair value estimate derived by using a binomial pricing model, with the changes in fair value recognized as finance expense or income, as applicable, in our consolidated statement of operations. During the nine month period ended September 30, 2014, the decrease of $6,384,895 in the estimated fair value of our warrants with down-round protection resulted primarily from management’s estimate of the Company’s fair value per share (see Note 2D and Note 5).

Net Income (loss)

Net income was $3,755,438 for the nine month period ended September 30, 2014, as compared to a net loss $(2,620,060) for the prior-year period.  The increase in net income is due primarily to the change in financing income, net, as described above.

Liquidity and Capital Resources

As of September 30, 2014, cash on hand was approximately $4.4 million. On September 30, 2014 and August 29, 2014, we received gross proceeds of approximately $3.0 million and $2.5 million, respectively, from the sale of Series B Units. After giving effect to the payment of commissions to the placement agent for the offering and the payment of certain offering expenses, we received net proceeds of approximately $4.8 million from the sale of such Series B Units. On October 31, 2014, we received gross proceeds of approximately $1.3 million from the sale of additional Series B Units. After giving effect to the payment of commissions to the placement agent for the offering and the payment of certain offering expenses, we received net proceeds of approximately $1.1 million from the sale of such Series B Units.

Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents will enable us to operate for a period of approximately eighteen months from the date of this report. In order to fund our anticipated liquidity needs beyond such time period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need increase our revenue, raise additional capital, or both.

As of September 30, 2014, we had NIS 300,000 (approximately $81,191 based on the exchange rate of 3.695 NIS/dollar as of September 30, 2014) available for borrowing under our line of credit with Bank HaPoalim. Borrowings under the line of credit are secured by our funds on deposit with the bank at the time of borrowing, which generally must be sufficient to cover the principal amount of the borrowings in full. As a result, our ability to borrow under this line of credit is presently limited to the amount of funds we have on deposit with Bank HaPoalim. As of August 10, 2014, we have borrowed an aggregate of NIS 292,000 (approximately $83,000 based on the exchange rate of 3.476 NIS/dollar as of August 10, 2014) under the line of credit. We repaid such amount in full during the month of September. Currently, we do not have any borrowings outstanding under the line of credit. We are currently engaged in negotiations with certain banks to provide for a line of credit that is not limited to our cash on deposit with the lending bank; however, there can be no assurance that any such funds will be made available on favorable terms or at all.

Integrity Israel is party to a loan and investment agreement dated February 18, 2003 with Y.H. Dimri Holdings (“Dimri”), pursuant to which Dimri loaned Integrity Israel a principal amount of NIS 1,440,000 ($389,716, based on the exchange rate of 3.695 NIS/dollar as of September 30, 2014), subject to linkage differences in Israel. In addition, Messrs. Avner Gal and Zvi Cohen collectively loaned Integrity Israel NIS 176,000 ($47,632 based on the same exchange rate) in May 15, 2002 pursuant to a board approval. Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned Integrity Israel $75,000 on March 16, 2004. These loans, in addition to the loan from Dimri mentioned above, are not required to be repaid until the first year in which we realize profits in our annual income statement (accounting profit). At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales in the relevant quarter, beginning on the quarter following the first year in which we realize profits in our annual income statement. The total amount to be repaid by us to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to us, plus an amount equal to the product of the amount of each payment made by us in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment. However, notwithstanding the above-mentioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital. Our board of directors is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

Integrity Israel is required to pay royalties to the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of the State of Israel at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the development plan up to an amount equal to $93,462, plus interest at LIBOR from the date of grant. As of September 30, 2014, the contingent liability with respect to royalty payment on future sales equals to approximately $93,000, excluding interest.

Net Cash Used in Operating Activities for the Nine Month Periods Ended September 30, 2014 and September 30, 2013

Net cash used in operating activities was $2,419,839 and $2,282,455 for the nine month periods ending September 30, 2014 and 2013, respectively. Net cash used in operating activities primarily reflects the net income (loss) for those periods of $3,755,438 and $(2,620,060), respectively, which was increased by non-cash change in fair value of warrants with down-round protection of $6,384,895 and $141,357, respectively, and partially offset by issuance costs allocated to warrants with down-round protection of $40,555 and $390,928, respectively, and changes in operating assets and liabilities in the amounts of $122,452 and $34,019, respectively.

Net Cash Used in Investing Activities for the Nine Month Periods Ended September 30, 2014 and September 30, 2013

Net cash used in investing activities was $79,543 and $91,700 for the nine month periods ended September 30, 2014, and 2013, respectively. During the nine month periods ended September 30, 2014, and 2013, cash used primarily to purchase equipment (such as computers, research and development and office equipment) amounted to $51,485 and $51,777 respectively, and cash used to fund deposits in respect of employees rights upon retirement amounted to $28,058 and $39,923, respectively.

Net Cash Provided by Financing Activities for the Nine Month Periods Ended September 30, 2014 and September 30, 2013

Net cash provided by financing activities was $4,542,421 and $5,241,664 for the nine month periods ended September 30, 2014 and 2013, respectively. Cash provided by financing activities reflects net capital raised in the amounts of $4,820,273 and $5,382,941 for the nine month periods ended September 30, 2014 and 2013, respectively, offset partially by dividends paid to the holders of our Preferred Stock in the amounts of $277,852 and $102,819 for the nine month periods ended September 30, 2014 and 2013, respectively, and by repayment of borrowings under our credit line in the amount of $0 and $38,458, in the nine month periods ended September 30, 2014 and 2013, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
3.3	Certificate of Designation of Preferences and Rights of Series A 5% Convertible Preferred Stock (2)
3.4	Certificate of Designation of Preferences and Rights of Series B 5.5% Convertible Preferred Stock (3)
3.5	Bylaws of Integrity Applications, Inc. (1)
4.1	Form of Securities Purchase Agreement (3)
4.2	Form of Series B-1 Common Stock Purchase Warrant (3)
4.3	Form of Series B-2 Common Stock Purchase Warrant (3)
4.4	Form of Registration Rights Agreement (3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (4)
101.SCH	XBRL Schema Document (4)
101.CAL	XBRL Calculation Linkbase Document (4)
101.LAB	XBRL Label Linkbase Document (4)
101.PRE	XBRL Presentation Linkbase Document (4)
101.DEF	XBRL Definition Linkbase Document (4)

—————————————
(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on August 22, 2011, which exhibit is incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 18, 2013, which exhibit is incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on September 5, 2014, which exhibit is incorporated herein by reference.

(4)
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

Dated:  November 14, 2014

INTEGRITY APPLICATIONS, INC.

By:	/s/ Avner Gal
Name:	Avner Gal
Title	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Eran Hertz
Name:	Eran Hertz
Title	Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
3.3	Certificate of Designation of Preferences and Rights of Series A 5% Convertible Preferred Stock (2)
3.4	Certificate of Designation of Preferences and Rights of Series B 5.5% Convertible Preferred Stock (3)
3.5	Bylaws of Integrity Applications, Inc. (1)
4.1	Form of Securities Purchase Agreement (3)
4.2	Form of Series B-1 Common Stock Purchase Warrant (3)
4.3	Form of Series B-2 Common Stock Purchase Warrant (3)
4.4	Form of Registration Rights Agreement (3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (4)
101.SCH	XBRL Schema Document (4)
101.CAL	XBRL Calculation Linkbase Document (4)
101.LAB	XBRL Label Linkbase Document (4)
101.PRE	XBRL Presentation Linkbase Document (4)
101.DEF	XBRL Definition Linkbase Document (4)
—————————————
(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on August 22, 2011, which exhibit is incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 18, 2013, which exhibit is incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on September 5, 2014, which exhibit is incorporated herein by reference.

(4)
Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.