Form 10-K
period 2014-12-31
Integrity Applications, Inc.
filed 2015-03-31
CIK 1506983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

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

The aggregate market value of the voting stock held by non-affiliates is $42,798,070, based on the closing price of $7.00 per share of the registrant’s common stock, as reported on the OTCQB on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter of 2014.

As of March 30, 2015, 5,323,059 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2015 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements. These forward looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. All statements other than statements of historical fact included in this Annual Report on Form 10-K, including statements regarding our future activities, events or developments, including such things as future revenues, product development, clinical trials, regulatory approval, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, projected performance and trends, and other such matters, are forward-looking statements. The words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “plan,” “may,” “will,” “could,” “would,” “should”  and other similar words and phrases or the negative of such terms, are intended to identify forward-looking statements. The forward-looking statements made in this Annual Report on Form 10-K are based on certain historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. These statements relate only to events as of the date on which the statements are made and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. All of the forward-looking statements made in this Annual Report on Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially. Risks and uncertainties, the occurrence of which could adversely affect our business, include the risks identified in this Annual Report on Form 10-K under the caption “Risk Factors,” beginning on page 23. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report unless required by law.

PART I

Item 1. Business.

Overview

Integrity is a medical device company focused on the design, development and commercialization of non-invasive glucose monitoring devices for use by persons suffering from diabetes. Integrity Israel was founded in 2001 with a mission to develop, produce and market non-invasive glucose monitors for home use by diabetics. We have developed a non-invasive blood glucose monitor, the GlucoTrack® model DF-F glucose monitoring device, which is designed to help people with diabetes obtain blood glucose level readings without the pain, inconvenience, cost and difficulty of conventional (invasive) spot finger stick devices. The GlucoTrack® model DF-F utilizes a patented combination of ultrasound, electromagnetic and thermal technologies to obtain blood glucose measurements in less than one minute via a small sensor that is clipped onto one’s earlobe and connected to a small, handheld control and display unit, all without drawing blood.

On June 4, 2013, we received CE Mark approval for the GlucoTrack® model DF-F non-invasive glucose monitoring device from DEKRA Certification B.V., our European notified body (the “Notified Body”). Receipt of the CE Mark allows us to market and sell the GlucoTrack® model DF-F glucose monitoring device in European Union (“EU”) member countries that have adopted the European Medical Device Directive (the “MDD”) without being subject to additional national regulations with regard to demonstration of performance and safety. However, although the MDD is applicable throughout the EU, in practice it does not ensure uniform regulation throughout the EU.  Accordingly, member countries may apply and enforce the MDD’s terms differently, and certain EU member countries may request or require performance and/or safety data additional to the MDD’s requirements from time to time, on a case-by-case basis. The CE Mark also permits the sale in countries that have an MDD Mutual Recognition Agreement with the EU. The GlucoTrack® model DF-F has not yet been approved for commercial sale in the United States. We expect to begin clinical trials in the United States during 2015, if our clinical trial protocol is approved by the U.S. Food and Drug Administration (the “FDA”).

Since receiving CE Mark approval for our GlucoTrack® model DF-F glucose monitoring device, we have expanded our primary focus to include, in addition to research and development activities, preparation for anticipated future mass-production and distribution of the GlucoTrack® model DF-F in EU member countries and other countries that have an MDD Mutual Recognition Agreement with the EU.  We have entered into exclusive distribution agreements with distribution firms in more than 10 countries, subject in certain cases to the receipt of local regulatory approval or registration, if required, for the commencement of sales of the GlucoTrack® model DF-F in the subject territory.  We cannot provide any assurance that we will receive the required local regulatory approvals in any of the countries in which such approvals are required, and therefore we may never be permitted to commence commercial sales of our products in such territories. Further discussions with other potential distributors are in different stages.  We received our first wholesale purchase orders for the GlucoTrack® model DF-F in the second quarter of 2014 and we recognized initial revenues with respect to such orders in the third quarter of 2014.

We do not have commercial manufacturing facilities and do not intend to build commercial manufacturing facilities of our own in the foreseeable future. We currently utilize a third party manufacturer in Israel to manufacture the GlucoTrack model DF-F.  In July 2014, we entered into a manufacturing agreement with Wistron Corp. (“Wistron”), a Taiwanese entity and the manufacturing arm of Acer Inc.  Pursuant to such agreement, Wistron has agreed to mass produce and service, on a non-exclusive basis, the GlucoTrack® model DF-F and any future products, if any, introduced by us. Pursuant to such agreement, Wistron has also agreed to provide full turn-key manufacturing services for the GlucoTrack® model DF-F, including components procurement, unit assembly, device integration, testing and packaging.  Wistron is in the process of preparing a production line for the GlucoTrack model DF-F, and we expect such production line to be operational in the second quarter of 2015.  Subject to the completion of Wistron’s production line, we intend to utilize the services of both Wistron and the Israeli third-party manufacturer to produce the GlucoTrack model DF-F.

In support of our sales and distribution efforts, we are continuing to seek to expand our sales and customer support capabilities by increasing our sales and customer support teams, by adding new members to our advisory board, as well as by raising market awareness of our GlucoTrack® model DF-F device and its benefits.  For example, on July 1, 2014, we hired an experienced director in the medical devices field, Ron Roobroeck, to serve as our Director of International Marketing and Sales.

We have not yet generated any material revenues from our operations and, as of December 31, 2014, have incurred accumulated deficit of $23,087,063, stockholders’ deficit of $4,832,203 and negative operating cash flows. We currently have no material sources of recurring revenue and therefore are dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

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

Our principal offices are located at 102 Ha’Avoda St., Ashkelon, Israel 7810301 and our telephone number is 972-8-675-7878. Our website address is http://www.integrity-app.com; the reference to such website address does not constitute incorporation by reference of the information contained on the website and such information should not be considered part of this report. There is no relationship between us and Integrity Applications, Incorporated, the engineering and software services company based in Chantilly, Virginia.

Recent Corporate Developments

Resolution of Dimri Arbitration

On March 11, 2015, the arbitrator in the previously disclosed arbitration proceeding among Integrity Israel, Avner Gal, David Malka, Zvi Cohen, Ilana Freger and Alexander Reykhman, as defendants, and Y.H. Dimri Holdings (2001) Ltd., or Dimri, as the plaintiff, issued a binding arbitration decision (the “Arbitration Decision”) which documents the parties’ negotiated settlement of the arbitration proceedings among Integrity Israel, Dimri, and the other parties thereto.  Pursuant to the terms of the Arbitration Decision, (1) Avner Gal, David Malka, Zvi Cohen, Ilana Freger and Alexander Reykhman transferred to Dimri, on March 18, 2015, an aggregate of 440,652 shares of the Company’s outstanding Common Stock, (2) Integrity Israel (A) paid to Dimri on March 23, 2015, NIS 1,767,674 (approximately $439,939 based on the exchange rate of 4.018 NIS:$1 as of March 23, 2015), as repayment in full of the outstanding principal amount under the Investment Agreement, as adjusted for changes in the Israeli consumer price index since the date on which the loan was made, and (B) is required to pay to Dimri, upon the receipt of the appropriate documentation thereof  approximately NIS 290,000 (approximately $72,175 based on the exchange rate as of March 23, 2015), as partial reimbursement of Dimri’s attorney’s fees in the arbitration.  Subject to the completion of the foregoing transfers and payments, the Arbitration Decision releases Integrity Israel, the Company and the other defendants in the arbitration from any legal claim by Yigal Dimri, the principal shareholder of Dimri, and any other companies under his control in respect of the subject matter of the arbitration, including the shareholder loan granted under and any claim of anti-dilution rights under the Investment Agreement, and similarly releases Mr. Dimri and all companies under his control from any legal claim by Integrity Israel, the Company and the other defendants in the arbitration in respect of the subject matter of the arbitration.

Private Placement

Between August and December of 2014, we received aggregate net proceeds of approximately $7.3 million (net of related cash expenses) from the issuance and sale in private placement transaction, at a price of $1,000 per unit, of 8,500 Series B units (the “Series B Units”), each consisting of (a) one share of our newly designated Series B 5.5% Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), convertible into shares of the Company’s common stock, par value $0.001 per share, at an initial conversion price of $5.80 per share, (b) a five year warrant to purchase, at an exercise price of $5.80 per share, up to such number of shares of our common stock issuable upon conversion of such share of Series B Preferred Stock (each a “Series B-1 Warrant”) and (c) a five year warrant to purchase, at an exercise price of $10.00 per share, up to such number of shares of our common stock issuable upon conversion of such share of Series B Preferred Stock (each a “Series B-2 Warrant” and, together with the Series B-1 Warrants, collectively, the “Series B Warrants”). The shares of Series B Preferred Stock included in the Series B Units are convertible into an aggregate of 1,465,578 shares of our common stock, and the Series B Warrants included in the Series B Units are exercisable for an aggregate of 2,931,156 shares of our common stock, in each case subject to adjustment in certain circumstances.

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with the placement agent for the Offering (the “Placement Agent”), at the closing of the sale of the Series B Units, we paid the Placement Agent, as a commission, an amount equal to 6% of the aggregate sales price of the Series B Units, plus 4% of the aggregate sales price as a management fee plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series B Units. In addition, pursuant to the Placement Agent Agreement, we issued to the Placement Agent:(a) 5 year warrants to purchase up to 293,115 shares of our common stock at an exercise price of $5.80 per share and (b) 5 year warrants to purchase up to 146,559 shares of our common stock at an exercise price of $10.00 per share. The terms of the Placement Agent warrants are substantially similar to the terms of the Series B Warrants, except that the Placement Agent warrants may also be exercisable on a cashless basis at all times.

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

According to the Diabetes Atlas (Sixth Edition) published by the International Diabetes Federation in 2013, an estimated 382 million adults worldwide, between the ages of 20 to 79, or approximately 8.4% of the world’s adult population, were estimated to suffer from diabetes in 2013 (not including those persons who suffer from impaired glucose tolerance or gestational diabetes, diabetic conditions first arising during pregnancy). The International Diabetes Federation estimates that this number will grow to approximately 592 million adults worldwide by 2035, a 55% increase from 2013. By 2035, the number of adults suffering from diabetes is estimated to increase by 109.1% in Africa, 96.2% in the Middle East and North Africa, 70.6% in Southeast Asia, 59.8% in South and Central America, 46.0% in the Western Pacific, 37.3% in North America and the Caribbean and 22.4% in Europe, over such regions’ respective 2013 levels.

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

To our knowledge, only one device other than the GlucoTrack® model DF-F is currently approved for use in the EU for spot non-invasive blood glucose measurement. The FDA has previously approved a single non-invasive product for glucose trend analysis, the GlucoWatch®, so long as the device was used with conventional finger stick glucose monitoring devices. However, the device is no longer available commercially.  We are not aware of any other devices that have been approved for use in either the United Stated or the EU for spot or continuous non-invasive blood glucose measurement.

We believe that a significant market opportunity exists for a reliable, inexpensive, non-invasive blood glucose measurement device and that such a device could greatly increase compliance with blood glucose measurement recommendations and help many diabetics better manage their disease, providing significant benefits to both patients and payors.

The Product

Our non-invasive blood glucose monitor, the GlucoTrack® model DF-F, utilizes a patented combination of ultrasound, electromagnetic and thermal technologies to obtain blood glucose measurements in less than one minute via a small sensor that is clipped onto one’s earlobe and connected to a handheld control and display unit. See Figure A, below.

Figure A

We believe that the GlucoTrack® model DF-F addresses the expressed, currently unmet needs of the diabetic market as it removes or diminishes two of the most significant barriers to the recommended frequent monitoring of blood glucose by diabetics:

•	pain, as the GlucoTrack® model DF-F is a truly non-invasive device; and

•
cost, as, despite the relatively high upfront cost of purchasing a GlucoTrack® model DF-F, we anticipate that the total cost of purchasing a device and purchasing replacement ear clips every six months (anticipated to be the only recurring cost, other than calibration costs, which are expected to be minimal) over the useful life of the device will be significantly lower than the cost of purchasing single use glucose sticks over that same period.  See Figure B and the accompanying footnotes for a direct cost comparison of the GlucoTrack® model DF-F and conventional (invasive) spot finger stick devices.

We estimate that, over a five-year period, a GlucoTrack® model DF-F user could save an average of $6,405 when compared to the cost of a conventional invasive blood glucose monitoring system, while also taking advantage of the benefits of more frequent blood glucose testing. See Figure B, below.

Figure B

The direct cost comparison assumes (i) a single invasive measurement costs $1.00; (ii) the average user of an invasive device takes five measurements daily; (iii) the average retail price for the GlucoTrack® DF-F is $2,000 (including one personal ear-clip); and (iv) the personal ear-clip is replaced every six months at a cost of $100. The direct cost comparison excludes calibration costs, which are expected to be approximately $70, in total, over a five year period.

Despite the fact that the overall costs associated with owning and using a GlucoTrack® model DF-F device are expected to be substantially lower than the cost of purchasing and using single use invasive devices over an extended period of time, as demonstrated in Figure B above, the significant initial purchase price of a GlucoTrack® device might present a barrier to adoption of the GlucoTrack® system by patients. In light of this fact, we are suggesting to distributors of the GlucoTrack® model DF-F that they consider offering end users financing and/or leasing options to lessen the initial financial burden associated with purchasing a GlucoTrack® device.  There can be no assurance that any such alternatives will be made available to end users. In addition, we intend to seek reimbursement approval for the GlucoTrack® device from third-party payors, including government payors (such as the Medicare and Medicaid programs in the United States, in the event the GlucoTrack® model DF-F is approved for commercial sale in the United States), managed care organizations and other third-party payors. There can be no assurance that such third party-payors will provide reimbursement coverage for the GlucoTrack® or, if so, whether such reimbursement coverage will be adequate. See “Risk Factors - If the GlucoTrack® model DF-F or our future product candidates, if any, fail to achieve market acceptance, we may not be able to generate significant revenue or achieve or sustain profitability” on page 23 of this report.

Instead of directly measuring the glucose level of a user’s blood, as conventional spot finger stick devices do, the GlucoTrack® model DF-F uses a small, non-invasive sensor that is clipped onto a user’s earlobe to obtain certain body measurements using three technologies, which are then analyzed using a proprietary algorithm on a small, handheld control and display unit. Within one minute, the GlucoTrack® DF-F will produce a blood glucose measurement that can be simultaneously audibly announced and displayed on the control unit, as well as recorded on internal flash memory. The two units of the device (main unit and personal ear-clip) are connected through a multi-wire flexible cable. When and if we develop a continuous measurement model, we plan for this connection to be wireless.

Since the GlucoTrack® model DF-F non-invasive measurement does not directly measure glucose levels in the blood, but rather measures a series of physiological characteristics that correlate with glucose levels, each patient must be calibrated by using a reference to a measurement obtained from an invasive device. Calibration consists of comparing an individual patient’s physiological measurements obtained using the GlucoTrack® model DF-F to measurements obtained from an invasive device under different circumstances over a defined period (such as fasting and after eating).

The three different technologies used by GlucoTrack® model DF-F, ultrasound, electromagnetic and thermal, simultaneously measure three independent criteria. These three measurements (criteria) are combined together by a unique (on line) algorithm to produce an acceptable measurement of a user’s blood glucose level.

The technologies operate as follows:

•
Ultrasound: The GlucoTrack® model DF-F uses ultrasound technology to measure the change of speed of sound through the earlobe, which is impacted by the glucose concentration in the capillary blood vessels.

•
Electromagnetic: The GlucoTrack® model DF-F’s electromagnetic technology uses a measurement of conductivity to measure the change in tissue impedance, which is a function of glucose concentration.  The GlucoTrack® model DF-F’s electromagnetic technology analyzes criteria similar to those analyzed by conventional invasive devices, such as spot finger stick devices, but does so in a non-invasive manner.

•	Thermal: The GlucoTrack® model DF-F’s thermal technology uses a measurement of heat capacity characteristics of the tissue, which are influenced by glucose concentration.

The GlucoTrack® model DF-F does not directly measure the glucose level concentration in the blood. Rather, it measures several physiological phenomena that are correlated with the glucose level. In order to correlate between the measured signal and the glucose level, a translation is needed. This translation is accomplished through the individual calibration of the device by reference to a measurement obtained from an invasive device.

Non-invasive devices (under different stages of development) generally require frequent recalibration. For example, GlucoWatch, a single non-invasive product for glucose trend analysis that was previously approved for sale by the FDA, but which is no longer available commercially, required recalibrations approximately every 13 hours. The main reasons for calibration are that tissue parameters generally fluctuate in the area of the measurement, and are sensitive to the location of the sensor and the impact of potential disturbances. Disturbances are less frequent in the earlobes, where the GlucoTrack® model DF-F takes its measurements. Utilizing three channels simultaneously reduces the noise contribution in the measurement. In addition, the personal ear-clip contains sensors to help users attach the device to the proper part of the ear lobe.  The Notified Body for our CE Mark approval has determined that the initial calibration of the GluckTrack® model DF-F device is valid for a period of six months, while to our knowledge, competing products require recalibration significantly more frequently. Therefore, the GlucoTrack® model DF-F will require only an initial calibration upon use of a new personal ear-clip (to be replaced every six months) and will not require recalibration.  However, to date, in informal discussions with the FDA, the FDA has indicated that initially it would require recalibration of the GlucoTrack® model DF-F every month, but has not yet indicated what standards will be used for clearance.  Thus, if and when we receive FDA approval to market the GlucoTrack® model DF-F in the United States, we may be required to provide for calibration on at least a monthly basis.  Recalibration of the device would be accomplished in the same manner as the initial calibration of the device, by comparing the readings obtained from the GlucoTrack® model DF-F against measurements obtained using an invasive device. We expect that the initial calibration and the first one or two recalibrations would be completed by experienced clinicians in a clinical setting, and all other recalibrations after the initial one or two recalibrations would be completed by the patient in a location of his or her choosing.

The GlucoTrack® does not use any optical method (either Infra Red (IR) or Near Infra Red (NIR) technology), which we understand are being used by other developers of non-invasive blood glucose measurement devices. We believe that optical technologies are less reliable than the GlucoTrack®’s combination of ultrasound, electromagnetic and thermal technologies due to inherent physiological limitations with optical technology. More specifically, optical technology is based on dispersion of a beam that is analyzed by spectrometric methods. As such devices are non-invasive, the beam passes through other components in the finger tip, such as skin, bone, muscle and fat tissue, which interfere with the measurements. Generally, most of these interferences have been overcome, but not the epidermis, primarily due to roughness, pigmentation and perspiration, which act like lenses in optical wavelengths.

Unlike conventional spot finger stick devices, which require single-use glucose test strips, the GlucoTrack® model DF-F requires no short-term disposables. We believe that the personal ear-clip that accompanies each GlucoTrack® model DF-F will need to be replaced only once every six months, although regulatory authorities may require that replacement occur more frequently. Since there is no additional cost or pain involved with each blood glucose measurement using the GlucoTrack® model DF-F, we believe that users of our device would be encouraged to take multiple blood glucose measurements per day, significantly increasing compliance with blood glucose measurement recommendations and helping diabetics better manage their disease. More frequent testing of blood glucose levels may provide a patient with information that can be used to determine optimal timing and dosage for corrective treatments such as insulin, and can also direct a patient to seek a clinical analysis or detailed testing and diagnosis. We believe that the GlucoTrack® model DF-F’s non-invasive advantages will hold particular appeal for classes of users that require special care, including premature infants (through a separate GlucoTrack® device which we may develop in the future), children and the elderly.

We intend to eventually develop a family of GlucoTrack® devices, including a device for nighttime usage (which would provide advance warnings of potential hypoglycemic episodes); a continuous measurement device; a driver alert device; a basic model to be used in poorer countries; a device for use in pediatric incubators; and a device for people with pre-diabetes. The current GlucoTrack® model DF-F, measures glucose levels at discrete times as desired by the user, known as spot measurement. We intend that next generation models of GlucoTrack® will include both spot and continuous measurements of glucose levels. We also intend to develop accessories for GlucoTrack®, and software applications for data processing and analysis. Certain models of the device will include a USB port to allow offline analysis of downloaded data. All of the above models will be derivative of the technologies currently used by the DF-F model. The modifications involve mostly engineering changes as opposed to development. Notwithstanding the foregoing, there is no assurance that we will be successful in developing or engineering any of these models or accessories.

The GlucoTrack® model DF-F has received CE Mark approval, which allows us to market and sell the GlucoTrack® model DF-F glucose monitoring device in EU member countries that have adopted the MDD without being subject to additional national regulations with regard to demonstration of performance and safety. While the MDD is applicable throughout the EU, it requires only a minimum level of harmonization among member countries.  Accordingly, member countries may apply and enforce the MDD’s terms differently, and certain EU member countries may request or require performance and/or safety data additional to the MDD’s requirements from time to time, on a case-by-case basis.  Moreover, the MDD notwithstanding, because the regulatory regimes of the EU member countries are significantly diverse, it is difficult to predict future regulatory developments and risks. The GlucoTrack® model DF-F has not yet been cleared or approved for commercial sale in any other jurisdiction, including the United States.  See “Government Regulation - Regulation of the Design, Manufacture and Distribution of Medical Devices” below for a discussion of the approval process for commercial sale in the United States. There can be no assurance that approval for commercial sale in any additional jurisdiction will be obtained on a timely basis or at all.

Manufacturing

We do not have commercial manufacturing facilities and do not intend to build commercial manufacturing facilities of our own in the foreseeable future. We currently utilize a third party manufacturers in Israel to manufacture the GlucoTrack model DF-F. In July 2014, we entered into a manufacturing agreement with Wistron, the manufacturing arm of Acer Inc. Wistron has agreed to mass produce and service, on a non-exclusive basis, the GlucoTrack® model DF-F and any future products, if any, introduced by us. Pursuant to such agreement, Wistron has agreed to provide full turn-key manufacturing services for the GlucoTrack® model DF-F, including components procurement, unit assembly, device integration, testing and packaging.  Wistron is in the process of preparing a production line for the GlucoTrack model DF-F, and we expect such production line to be operational in the second quarter of 2015.  Subject to the completion of Wistron’s production line, we intend to utilize the services of both Wistron and the Israeli third-party manufacturer to produce the GlucoTrack model DF-F. Our suppliers and their manufacturing facilities must comply with applicable regulations in the jurisdictions in which the GlucoTrack® model DF-F is being marketed (including ISO 13485 in the EU), current quality system regulations, which include current good manufacturing practices, and to the extent laboratory analysis is involved, current good laboratory practices. There can be no assurance that we will be able to enter into agreements with qualified manufacturers on terms acceptable to us, or at all, or that, once contracted, such manufacturers will perform as expected.

Furthermore, the manufacturing of the GlucoTrack® model DF-F may be impacted by the Recast Directive on the Restriction of Hazardous Substances in Electrical and Electronic Equipment, 2011/65/EU (“RoHS 2”). RoHS 2 is a new EU directive that came into force on July 22, 2014.  Like the MDD, RoHS 2, a recast of Directive 2002/95/EC that will cover electrical and electronic medical devices, is relevant in order to obtain CE Marking for certain products.  RoHS 2 compliance requires medical device manufacturers to:  draw up required technical documentation; conduct an internal control procedure in accordance with Module A of Annex II to Decision No. 768/2008/EC; prepare a Declaration of Conformity; and affix CE Marking to a finished product.  Although these requirements are similar to those of the MDD, RoHS 2 does not require a Notified Body assessment of compliance. However, if they are not compliant with RoHS 2, medical device manufacturers face the risk of being barred from selling medical devices in the EU after July 22, 2014.

Sales & Marketing

Currently, we have a limited number of dedicated sales or marketing personnel, as we intend to collaborate with third parties with established sales and marketing operations in the medical device industry to market and sell the GlucoTrack® model DF-F to point of sale end users and/or local distributors.  On July 1, 2014, we hired an experienced director in the medical devices field, Ron Roobroeck, to serve as our Director of International Marketing and Sales.

We have entered into agreements with distributors to sell the GlucoTrack® model DF-F device in more than 10 countries, subject in certain cases to the receipt of local regulatory approval or registration, if required, for the commencement of sales of the GlucoTrack® model DF-F in the subject territory. We cannot provide any assurance that we will receive the required local regulatory approvals in any of the countries in which such approvals are required, and therefore we may never be permitted to commence commercial sales of our products in such territories. Further discussions with other potential distributors are in different stages.  However, there can be no assurance that we will be able to enter into additional distribution agreements on terms acceptable to us or at all or that, once contracted, our distributors will perform as expected.

Our distribution agreements entered into to date generally appoint the counterparty as the exclusive distributor of the GlucoTrack® model DF-F in a stated territory.  Where local regulatory approval of the device is required, such appointment is generally conditioned upon receipt of such approval.  Our distributions agreements generally have a term of 18 months to three years, subject to renewal for additional terms, each of one year, unless either party provides notice of non-renewal at least 90 days prior to the end of the then current term.  The distribution agreements provide minimum purchase quotas for the first contract year.  If a distributor fails to reach a specified quota, we may either terminate the distributor’s appointment upon 30 days prior written notice to the distributor, or, by notice to the distributor, provide that its distribution rights in the applicable territory shall no longer be exclusive.

Research & Development

We focus significant time and resources on research and development in connection with our efforts to continue to develop, improve and commercialize the GlucoTrack® model DF-F, as well as in connection with our development of other GlucoTrack® models. Our continuing research and development activities are primarily focused on software and algorithm improvements intended to improve the accuracy of the device, clinical trials to test the performance of the GlucoTrack® device when used by children and teenagers between the ages of six and 18, preparation for future FDA trials, testing new characteristics of the device, development of a new device in the GlucoTrack® family and seeking to streamline and shorten the calibration process.

Government Regulatory

Healthcare is heavily regulated by federal, state and local governments in the United States, and by similar authorities in other countries.  Any product that we develop must receive all relevant regulatory approvals or clearances, as the case may be, before it may be marketed in a particular country. The laws and regulations affecting healthcare change regularly, thereby increasing the uncertainty and risk associated with any healthcare-related venture. The United States government has in the past considered, is currently considering and may in the future consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly and adversely affect reimbursement for healthcare products such as GlucoTrack® devices. These policies have included, and may in the future include: basing reimbursement policies and rates on clinical outcomes, the comparative effectiveness and costs of different treatment technologies and modalities; imposing price controls and taxes on medical device providers; and other measures. Future significant changes in the healthcare systems in any jurisdiction in which the GlucoTrack® model DF-F or our future products, if any, may be cleared for sale could also have a negative impact on the demand for the GlucoTrack® model DF-F or our future products, if any. These include changes that may reduce reimbursement or payment rates for such products.

In the United States, the federal government regulates healthcare through various agencies, including but not limited to the following: (i) the FDA, which administers the Food, Drug, and Cosmetic Act, as well as other relevant laws; (ii) the Centers for Medicare & Medicaid Services (“CMS”), which administers the Medicare and Medicaid programs; (iii) the Office of Inspector General, which enforces various laws aimed at curtailing fraudulent or abusive practices including, by way of example, the Anti-Kickback Law, the Anti-Physician Referral Law, commonly referred to as the Stark Law, the Anti-Inducement Law, the Civil Money Penalty Law, and the laws that authorize the Office of Inspector General to exclude health care providers and others from participating in federal healthcare programs; and (iv) the Office of Civil Rights which administers the privacy and security aspects of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). All of the aforementioned are agencies within the Department of Health and Human Services. Healthcare is also provided or regulated, as the case may be, by the Department of Defense through its TriCare program, the Department of Veterans Affairs under, among other laws, the Veterans Health Care Act of 1992, the Public Health Service within the Department of Health and Human Services under the Public Health Service Act, the Department of Justice through the Federal False Claims Act and various criminal statutes, and state governments under the Medicaid program and their internal laws regulating all healthcare activities.  If and when we receive FDA approval to market the GlucoTrack® DF-F in the United States, we will be subject to regulation by some or all of the foregoing agencies.

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

Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country.  These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls in others. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain FDA approval (as described below). These differences may affect the efficiency and timeliness of international market introduction of GlucoTrack® model DF-F. For countries in the EU, medical devices must display a CE Mark before they may be imported or sold and must comply with the requirements of the MDD or the Active Implantable Medical Device Directive. On June 4, 2013, we received our CE Mark approval for the GlucoTrack® model DF-F non-invasive glucose monitoring device from the Notified Body. Receipt of the CE Mark allows us to market and sell the GlucoTrack® model DF-F glucose monitoring device in EU member countries that have adopted the MDD without being subject to additional national regulations with regard to demonstration of performance and safety. However, although the MDD is applicable throughout the EU, in practice it does not ensure uniform regulation throughout the EU.  Rather, the MDD requires only a minimum level of harmonization in the EU.  Accordingly, member countries may apply and enforce the MDD’s terms differently, and certain EU member countries may request or require performance and/or safety data in addition to the MDD’s requirements from time to time, on a case-by-case basis. The CE Mark also permits the sale in countries that have an MDD Mutual Recognition Agreement with the EU.

We may also seek regulatory approval to market the GlucoTrack® devices in foreign countries that do not rely on the CE Mark. To the extent that we seek to market our devices in other non-CE Mark countries in the future, we will be required to comply with the applicable regulatory requirements in each such country. Such regulatory requirements vary by country and may be onerous. As a result, no assurance can be given that we will be able to satisfy the regulatory requirements to sell our products in any such country.

In the United States, under Section 201(h) of the Food, Drug, and Cosmetic Act, a medical device is an article which, among other things, is intended for use in the diagnosis of disease or other conditions or in the cure, mitigation, treatment or prevention of disease in man or other animals. We believe that GlucoTrack® devices will be classified as medical devices and subject to regulation by numerous agencies and legislative bodies, including the FDA and its foreign counterparts. Devices are subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation be conducted before a device receives approval for commercial distribution. The FDA classifies medical devices into one of three classes. Class I devices are relatively simple and can be manufactured and distributed with general controls. Class II devices are somewhat more complex and require greater scrutiny. Class III devices are new and frequently help sustain life.

In the United States, a company generally can obtain permission to distribute a new device in two ways – through a so-called “510(k)” premarket notification application or through a Section 515 premarket approval (“PMA”) application. The 510(k) submission applies to any device that is substantially equivalent to a device first marketed prior to May 28, 1976 or to another device marketed after that date, but which was substantially equivalent to a pre-May 28, 1976 device. These devices are either Class I or Class II devices. Under the 510(k) submission process, the FDA will issue an order finding substantial equivalence to a predicate device (pre-May 28, 1976 or post-May 28, 1976 device that was substantially equivalent to a pre-May 28, 1976 device) and permitting commercial distribution of that device for its intended use. A 510(k) submission must provide information supporting its claim of substantial equivalence to the predicate device. The FDA permits certain low risk medical devices to be marketed without requiring the manufacturer to submit a premarket notification. In other instances, the FDA may require that a premarket notification not only be submitted, but also be accompanied by clinical data. If clinical data from human experiments are required to support the 510(k) submission, these data must be gathered in compliance with investigational device exemption regulations for investigations performed in the United States. The FDA review process for premarket notifications submitted pursuant to section 510(k) should take about 90 days, but it can take substantially longer if the FDA has concerns, and there is no guarantee that the FDA will clear the device for marketing, in which case the device cannot be lawfully distributed in the United States. If the FDA finds that the device subject to the premarket notification is substantially equivalent to a proper predicate device, then the FDA may “clear” that device for marketing. These devices are not “approved” by the FDA. There is no guarantee, however, that the FDA will deem the device subject to the 510(k) process, as opposed to the more time-consuming, resource intensive and problematic PMA application process described below.

The more comprehensive PMA process applies to a new device that either is not substantially equivalent to a pre-May 28, 1976 product or is to be used in supporting or sustaining life or preventing impairment. These devices are normally Class III devices and can only be marketed following approval of a PMA application. For example, most implantable devices are subject to the PMA approval process. Two steps of FDA approval generally are required before a company can market a product in the U.S. that is subject to Section 515 PMA approval, as compared to a Section 510(k) clearance. First, a company must comply with investigational device exemption regulations in connection with any human clinical investigation of the device; however those regulations permit a company to undertake a clinical study of a “non-significant risk” device without formal FDA approval. Prior express FDA approval is required if the device is a significant risk device. If there is any doubt as to whether a device is a “non-significant risk” device, companies normally seek prior approval from the FDA. Normally, clinical studies of new diagnostic products are conducted in tandem with a cleared or approved device and treatment decisions are based on the results from the existing diagnostic device. In such a setting, the FDA may consider the clinical trial as one not posing a significant risk. However, FDA action is always uncertain and dependent on the contours of the design of the clinical trial and the device and there is no assurance that the FDA would consider any proposed clinical trial as one posing a non-significant risk. Moreover, before undertaking any clinical trial, the company sponsoring the trial and the investigator conducting the trial are required by federal law to seek and obtain the approval of institutional review boards (“IRB”). An IRB weighs the risks and benefits of a proposed trial to ensure that the human subjects are not exposed to unnecessary risk and reviews the informed consent form to ensure that it meets federal requirements and accurately describes the risks and benefits, if any, of the clinical trial. IRB review occurs annually and annual re-approval is required. University medical centers as well as other entities maintain and operate IRB. Second, the FDA must review a company’s PMA, which contains, among other things, clinical information acquired under the investigational device exemption. The FDA will approve the PMA if it finds there is reasonable assurance that the device is safe and effective for its intended use. The premarket approval process takes substantially longer than the 510(k) process.

The GlucoTrack® model DF-F has not yet been approved for commercial sale in the United States. We believe that the GlucoTrack® model DF-F device will be classified as a Class III device that will be subject to the PMA process and require human clinical trials, although that may not be true with other products mentioned in this report. We currently anticipate that we will submit the protocol for U.S. clinical trials of the GlucoTrack® model DF-F to the FDA by the end of the first half of 2015. Following approval of the clinical trial protocol for the GlucoTrack® model DF-F by the FDA, we intend to conduct clinical trials of the GlucoTrack® model DF-F device at one location in the U.S. We have commenced negotiations for such location.

Even when a clinical study has been approved or cleared by the FDA or a notified body or deemed approved, the study is subject to factors beyond a manufacturer’s control, including, but not limited to the fact that the IRB at a given clinical site might not approve the study, might decline to renew approval which is required annually, or might suspend or terminate the study before the study has been completed. Also, the interim results of a study may not be satisfactory, in which case the sponsor may terminate or suspend the study on its own initiative or the FDA or a notified body may terminate or suspend the study. There is no assurance that a clinical study at any given site will progress as anticipated; there may be an insufficient number of patients who qualify for the study or who agree to participate in the study, or the investigator at the site may have priorities other than the study. Also, there can be no assurance that the clinical study will provide sufficient evidence to assure the FDA or a notified body that the product is safe and effective, a prerequisite for FDA approval of a PMA, or substantially equivalent in terms of safety and effectiveness to a predicate device, a prerequisite for clearance under 510(k). Even if the FDA or a notified body approves or clears a device, it may limit its intended uses in such a way that manufacturing and distributing the device may not be commercially feasible.

After clearance or approval to market is given, the FDA and foreign regulatory agencies, upon the occurrence of certain events, are authorized under various circumstances to withdraw the clearance or approval or require changes to a device, its manufacturing process or its labeling or additional proof that regulatory requirements have been met.

A manufacturer of a device approved through the PMA process is not permitted to make changes to the device which affects its safety or effectiveness without first submitting a supplement application to its PMA and obtaining FDA approval for that supplement. In some instances, the FDA may require clinical trials to support a supplement application. A manufacturer of a device cleared through a 510(k) submission must submit another premarket notification if it intends to make a change or modification in the device that could significantly affect the safety or effectiveness of the device, such as a significant change or modification in design, material, chemical composition, energy source or manufacturing process. Any change in the intended uses of a PMA device or a 510(k) device requires an approval supplement or cleared premarket notification. Exported devices are subject to the regulatory requirements of each country to which the device is exported, as well as certain FDA export requirements.

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

The principal aim of the reform legislation as currently enacted is to expand health insurance coverage to approximately 32 million Americans who are currently uninsured. The law’s most far-reaching changes did not take effect until 2014, including a requirement that most Americans carry health insurance. The consequences of these significant coverage expansions on the sales of our products is still unknown and speculative at this point, although the ACA and certain state initiatives may compel private insurers to reduce coverage or reimbursement for various items and services, including medical devices of the type that we contemplate distributing.

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

On August 2, 2011, President Obama and Congress enacted the Budget Control Act of 2011 to increase the federal government’s borrowing authority (the so-called “debt ceiling”) and reduce the federal government’s projected operating deficit. To implement this legislation, President Obama and members of Congress have proposed various spending cuts and tax reform initiatives, some of which could result in changes (including substantial reductions in funding) to Medicare, Medicaid or Medicare Advantage Plans. Under the agreement reached to allow the federal government to raise the debt ceiling in August, a 12-member, bipartisan committee was given a deadline of November 23, 2011 to develop recommendations for reducing the federal budget deficit by a total of at least $1.2 trillion over ten years. However, the committee was not able to agree on a plan and, therefore, $1.2 trillion in automatic spending cuts, including a two-percent reduction in Medicare payments to dialysis facilities went into effect on January 1, 2013. In November 2013, CMS released a final rule that included a 12% cut for reimbursement of dialysis intravenous services.  While CMS created other offsets to make the first two years of the cut budget neutral, the adjustment itself in the bundle went down by 3.3% starting in January 2014, as part of a 3-4 year transition period to reach the 12% reduction. This means that Medicare dialysis rates were flat in 2014 and will be flat 2015 in an environment of increasing expenses. These measures and any future federal legislation relating to the debt ceiling or deficit reduction could have a material adverse effect on us.

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

Reimbursement

We anticipate that sales volumes and prices of the GlucoTrack® model DF-F and any other products we commercialize will depend in large part on the availability of reimbursement from third-party payors. Third-party payors include governmental programs such as Medicare and Medicaid, private insurance plans and workers’ compensation plans. These third-party payors may deny reimbursement for a product or therapy if they determine that the product was not medically appropriate or necessary. Also, third-party payors are increasingly challenging the prices charged for medical products and services. Some third-party payors must also approve coverage for new or innovative devices before they will reimburse health care providers who use the products. Even though a new product may have been cleared for commercial distribution, it may find limited demand for the device until reimbursement approval has been obtained from governmental and private third-party payors.

Inasmuch as a percentage of the projected patient population that could potentially benefit from the GlucoTrack® model DF-F is elderly, Medicare would likely be a potential source of reimbursement in the United States. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, certain disabled persons, persons with end-stage renal disease and those suffering from Lou Gehrig’s Disease. In contrast, Medicaid is a medical assistance program jointly funded by United States federal and state governments and administered by each state pursuant to which benefits are available to certain indigent patients. The Medicare and Medicaid statutory framework is subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare and Medicaid.

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

Obtaining a coverage determination, whether local or national, is a time-consuming, expensive and highly uncertain proposition, especially for a new technology, and inconsistent local determinations are possible. On average, according to an industry report, Medicare coverage determinations for medical devices lag 15 months to five years or more behind FDA approval for respective devices. Moreover, Medicaid programs and private insurers are frequently influenced by Medicare coverage determinations. A key component in the reimbursement decision by most private insurers will be whether the GlucoTrack® model DF-F is reimbursed by virtue of a national coverage determination by CMS. We may negotiate contracted rates for the GlucoTrack® model DF-F with private insurance providers for the purchase of the GlucoTrack® model DF-F by their members pending a coverage determination by CMS. Our inability to obtain a favorable coverage determination for the GlucoTrack® model DF-F may adversely affect our ability to market the GlucoTrack® model DF-F and thus, the commercial viability of the product. In international markets, reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific product lines. Distributors expressly support the reimbursement process and, depending on the distribution agreement and geographic area, may assume responsibility for the process.

We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry to reduce the costs of products and services. Furthermore, deficit reduction and austerity measures in the United States and abroad may put further pressure on governments to limit coverage of, and reimbursement for, our products. There can be no assurance that third-party reimbursement and coverage will be available or adequate, or that future legislation, regulation, or reimbursement policies of third-party payors will not adversely affect the demand for our products or our ability to sell these products on a profitable basis. The unavailability or inadequacy of third-party payor coverage or reimbursement could have a material adverse effect on our business, operating results and financial condition. Until reimbursement or insurance coverage is established, patients will have to bear the financial cost of GlucoTrack®. Third-party coverage may be particularly difficult to obtain while the GlucoTrack® model DF-F is not approved by the FDA as a replacement for existing single-point finger stick devices.

Outside the United States, availability of reimbursement from third parties varies widely from country to country.  Within the EU, member countries’ medical reimbursement and healthcare coverage regulations and systems differ significantly.  It is, therefore, difficult to analyze and predict the prospect of consistent availability of adequate reimbursement in the various EU member countries.

Until a reimbursement code is achieved, in order to reduce out of pocket expenses for users and increase the number of devices sold, we are suggesting to distributors of the GlucoTrack® model DF-F in the United States (and would anticipate suggesting to our distributors in the United States in the future, , if and when we receive FDA approval to market the GlucoTrack® model DF-F in the United States) that they consider offering end users financing and/or leasing options to lessen the initial financial burden associated with purchasing a GlucoTrack® device.  There can be no assurance that any such alternatives will be made available to end users.

Anti-Fraud and Abuse Rule

There are extensive United States federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry that can result in significant criminal and civil penalties that can materially affect us, if and when we receive FDA approval to market the GlucoTrack® model DF-F in the United States. These federal laws include, by way of example, the following:

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

As federal and state budget pressures continue, federal and state administrative agencies may also continue to escalate investigation and enforcement efforts to root out waste and to control fraud and abuse in governmental healthcare programs. A violation of any of these federal and state fraud and abuse laws and regulations could have a material adverse effect on a supplier’s liquidity and financial condition. An investigation into the use of a device by physicians may dissuade physicians from recommending that their patients use the device. This could have a material adverse effect on our ability to commercialize the GlucoTrack® model DF-F.

The Privacy Provisions of HIPAA

In the United States, HIPAA, among other things, protects the privacy and security of individually identifiable health information by limiting its use and disclosure. HIPAA directly regulates “covered entities,” such as healthcare providers, insurers and clearinghouses, and regulates “business associates,” with respect to the privacy of patients’ medical information. All entities that receive and process protected health information are required to adopt certain procedures to safeguard the security of that information. It is uncertain whether we would be deemed to be a covered entity under HIPAA and, owing to changes in the law, it is uncertain, based on our current business model, whether we would be a business associate. Nevertheless, we will likely be contractually required to physically safeguard the integrity and security of any patient information that we receive, store, create or transmit in the United States. If we fail to adhere to our contractual commitments, then our physician, hospital or insurance customers may be subject to civil monetary penalties, which could adversely affect our ability to market our devices. Changes in the law wrought by the provisions of Health Information Technology for Economic and Clinical Health (HITECH) Act, enacted as part of the American Recovery and Reinvestment Act of 2009, increase the duties of business associates and covered entities with respect to protected health information that thereby subject them to direct government regulation, increasing its compliance costs and exposure to civil monetary penalties and other government sanctions. While HITECH does not alter the definition of a business associate, it makes it more likely that covered entities with whom we are likely to do business in the United States, if and when we receive FDA approval to market the GlucoTrack® model DF-F in the United States, will require us to enter into business associate agreements.

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

We have also obtained an issued patent in the United States for an invention entitled “Device For Non-Invasively Measuring Glucose,” which covers the technologies related to the GlucoTrack® measurement process. The issued United States patent expires in 2031. Additional patents have now issued in in Europe, Australia, China, Hong Kong, Israel, Japan, Russia, South Africa and Taiwan, and they will also expire in 2031. Applications are still pending in Brazil, Canada, Chile, India and South Korea. Regarding the three measuring technologies used in the GlucoTrack® device, continuation applications are pending in the US, Europe, Australia, China, Hong Kong, Israel, Japan and Taiwan.

Regarding the “Ear Clip for Medical Monitoring Device” and its structure, in 2013 we filed a utility patent application in Israel and in March 2014 filed a corresponding Patent Cooperation Treaty application and a corresponding application in Taiwan. A favorable report on patentability under Chapter II of the PCT was received. National Stage applications have been filed in China and the US and we also expect to file additional National Stage applications in other key countries.

Regarding the unique designs for the glucose monitoring device, we have design registrations in China, Europe, India, Japan, the Philippines, South Korea and Taiwan for the Hinge Pin Joint and pending design applications in the U.S. We also have design registrations in China, Europe, India, Japan, the Philippines, and South Korea and pending design applications in the U.S., Brazil, and Taiwan for the Ear Clip; design registrations in Europe and China for the Temperature Sensor; and a design registration in China for the Measuring Device.

We have obtained trademark registrations for GlucoTrack® in the U.S., Europe and 21 other countries, including Argentina, Australia, Azerbaijan, Brazil, Chile, China, India, Indonesia, Israel, Japan, Kazakhstan, Latvia, Mexico, New Zealand, Philippines, Russia, South Africa, South Korea, Taiwan, Turkey, and Uruguay and have trademark applications pending for GlucoTrack® in Belarus, Canada, Thailand, and Vietnam.

Additional applications are pending in the U.S., Israel, Belarus, Brazil, Canada, China, Estonia, France, India, Italy, Japan, Latvia, Lithuania, Philippines, South Africa, South Korea, Spain and Thailand to register the trademark "JUST CLIP IT. In addition, applications are pending in the U.S., Israel, Canada, China, France, India, Italy, Japan, Philippines, South Korea, Spain and Thailand to register the trademark “YOUR TRACK TO HEALTH.”

Trademark applications are in the process of being filed for GlucoTrack® and the company name in Chinese Characters in China, Hong Kong and Taiwan. In additional, a trademark application for the multi-color Company logo has been filed in Israel and additional trademark applications are in the process of being filed in Israel, US, Europe, China and other countries for the multi-color company logo and for the mark Integrity Applications.

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

Within the last few years, CGMS devices have been introduced into the market and will compete with the GlocoTrack® model DF-F and our future devices, if any. Currently, three different brands have obtained FDA clearance to market, and are selling, CGMS devices in the U.S. and EU markets. These brands are sold by Medtronic plc., Abbott Laboratories (not available in the USA) and Dexcom, Inc.. CGMS devices are invasive devices, in which a needle is inserted under the skin (either in the abdomen or the upper arm) and measures interstitial fluid. Although we cannot predict what standards will be employed by applicable regulatory authorities as we seek FDA clearance, the results achieved by the GlucoTrack® model DF-F in our safety and performance clinical trial conducted in 2012 and 2013 were similar to the results obtained from the CGMS devices that have been introduced to the market, as of the time of their introduction.

Abbott FreeStyle Libre is a relatively new device which was introduces to the market during 2014 and is targeted for type 1 and type 2 diabetics. It contains a needle that is inserted into the upper arm and must be replaced every two weeks. In order to receive a reading, the user “scan” the device over the sensor and receives immediate reading.

In addition, other companies are developing non-invasive glucose testing devices and technologies that could compete with our devices. There are also a number of academic and other institutions involved in various phases of technology development regarding blood glucose monitoring devices. We believe that the majority of non-invasive blood glucose monitors in development require frequent calibrations (from a few hours to a few days, compared to the GlucoTrack® model DF-F, which has a demonstrated efficacy period of 6 months from the initial calibration). Among the companies developing non-invasive glucose testing devices are Echo Therapeutics, Inc. and Grove Instruments. Other companies developing continuous measurement devices, based on minimally invasive methods, such as implants or subdermal needles include Medtronic, Inc., Abbot Laboratories and Dexcom, Inc.

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

To our knowledge, a summary of potential competitors with non-invasive products in development is set forth below in Figure D.

Figure D

	Company	Product	Technology	Calibration	Type of Measurement	Technology Description

1.	Echo Therapeutics (MA, USA)	Symphony	UltraSound	Daily calibration	Continuous	Needle-free skin permeation and non-invasive, continuous transdermal glucose biosensor (device attached to skin).

2.	Freedom Meditech (MA, USA)		Optical Polarimetry (in front of the eye)	Not known	Spot; Screening	Non-invasive direct measurement of glucose levels in front of the eye via optical polarimetry.

3.	Grove Instruments (MA, USA)	GI-200	Optical Bridge	Not known	Spot	Optical bridge uses 3 diode lasers in the NIR spectrum and one in the visible spectrum to measure glucose.

4.	Cybiocare (Quebec, Canada)	OHD	Optical	Not known	Continuous	Through a device strapped to a patient’s arm, continuously measures glucose levels by using infrared light to detect hypoglycemia in the patient.

5.	Cnoga Medical (Israel)	TensorTip CGM Combo Glucometer	Optical Look-up table	At least 200 pricking within a few weeks	Spot	Four LED signals are beamed through the finger; color image sensor executes a special algorithm.

Employees

As of December 31, 2014, we had 25 full-time employees and 7 part-time employees. None of our employees are represented by a collective bargaining agreement. In addition as of December 31, 2014 we had two full-time consultants.

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

We have a history of operating losses, and there is no assurance that we will generate material revenues or become profitable in the near future.

We are a medical device company with a limited operating history. We are not profitable and have incurred losses since our inception. To date we have not generated material revenue from the sale of products and we do not anticipate that we will report operating income in the near future. Our initial product, the GlucoTrack® model DF-F, has not been approved for marketing in the United States and may not be sold or marketed without FDA clearance or approval in the United States. While our GlucoTrack® model DF-F received CE Mark approval in 2013, there is no assurance that we will be able to generate any material revenues from sales of such model in the EU or any other jurisdictions. We continue to incur research and development and selling, marketing and general and administrative expenses related to our operations, development and commercialization of our first product. Our operating losses for the years ended December 31, 2014 and 2013 were approximately $3.6 million and $3.0 million, respectively, and we had an accumulated deficit of approximately $23.1 million as of December 31, 2014. We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we prepare for and begin to commercialize the GlucoTrack® model DF-F. If we are not successful in manufacturing and distribution the GlucoTrack® model DF-F, or if the GlucoTrack® model DF-F does not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm noted in its report accompanying our financial statements for the fiscal year ended December 31, 2014 that we had suffered significant accumulated deficit and had negative operating cash flows and that the development and commercialization of our product is expected to require substantial expenditures. We have not yet generated any material revenues from our operations to fund our activities, and are therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in our common stock.

We may require substantial additional funding, which may not be available to us on acceptable terms, or at all.

Our cash on hand was approximately $4.8 million as of March 30, 2015. Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents, will enable us to operate for a period of approximately 18 months from the date of this report. In order to fund our anticipated liquidity needs beyond such 18 month period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need to raise additional capital. Our future funding requirements will depend on many factors, including but not limited to:

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

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, or at all, we may have to delay, reduce the scope of or eliminate clinical trials or research and development programs. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants.  In addition to the dilution normally attendant to an equity offering, holders of our shares of common stock may experience additional dilution as a result of the anti-dilution provisions of our Series A 5.0% Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock” and, together with the Series B Preferred Stock, the “Preferred Stock”) and the Series B Preferred Stock.

The agreements governing our outstanding Preferred Stock contain various covenants that limit our ability to take certain actions and our failure to comply with any of the covenants would have a material adverse effect on our business, financial condition and results of operations.

The agreements governing our outstanding Preferred Stock contain a number of significant covenants that, among other things, limit our ability to incur indebtedness or liens, and repay, repurchase, pay dividends on or otherwise make distributions in respect of any shares of common stock or other securities junior to the Preferred Stock. Unless we receive a consent or a waiver from the holders of our Preferred Stock, these covenants may restrict our ability to take certain actions that we would have otherwise taken in the absence of these covenants and which may be in the best interests of the Company and our stockholders. There can be no assurance that we will be able to receive a consent or waiver on acceptable terms, if at all. If we fail to comply with these covenants, we will be in default of the agreements governing our outstanding Preferred Stock, which would have a material adverse effect on our business, financial condition and results of operations.

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

The United States government has in the past considered and may in the future consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect reimbursement for healthcare products such as the GlucoTrack® model DF-F. These policies have included, and may in the future include: basing reimbursement policies and rates on clinical outcomes, the comparative effectiveness and costs of different treatment technologies and modalities; imposing price controls and taxes on medical device providers; and other measures.

Congress passed healthcare reform legislation that the President signed into law on March 23, 2010 and March 30, 2010. The package signed into law is considered by some to be the most dramatic change to the country’s healthcare system in decades. The principal aim of the law currently enacted is to expand health insurance coverage to approximately 32 million Americans who are currently uninsured. The law’s most far-reaching changes did not take effect until 2014, including a requirement that most Americans carry health insurance. The consequences of these significant coverage expansions on the sale of our products are still unknown and speculative at this point.

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

In addition to the new legislation discussed above, the effect of which cannot presently be quantified given its recent enactment, various healthcare reform proposals have also emerged at the state level. Future significant changes in the healthcare systems in the United States or elsewhere could also have a negative impact on the demand for the GlucoTrack® model DF-F or other GlucoTrack® products, if approved for sale, or our future products, if any. These include changes that may lower reimbursement rates for such products from what we might otherwise have obtained and changes that may be proposed or implemented by the current administration or Congress.

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

The GlucoTrack® model DF-F may not be approved for sale in the United States or other (non-CE Mark) jurisdictions.

We will likely be required to undertake significant clinical trials to demonstrate to the FDA that the GlucoTrack® model DF-F is either safe and effective for its intended use or is substantially equivalent in terms of safety and effectiveness to an existing, lawfully marketed non-Section 515 premarket approval device. We may also be required to undertake clinical trials by non-U.S. regulatory agencies in non-CE Mark jurisdictions. Clinical trials are expensive and uncertain processes that may take years to complete. Failure can occur at any point in the process and early positive results do not ensure that the entire clinical trial will be successful. Product candidates in clinical trials may fail to show desired efficacy and safety traits despite early promising results. A number of companies in the medical device industry have suffered significant setbacks in advanced clinical trials, even after their product candidates demonstrated promising results at earlier points.

Positive results from the limited pre-clinical trials and safety and performance clinical trial that we have conducted should not be relied upon as evidence that later-stage or large-scale clinical trials will succeed. These trials involved limited patient populations and there is no assurance that the experimental protocol or protocols, as the case may be, used in these informal trials will be methodologically similar to ones submitted to the FDA or any other regulatory body for its approval. Because of the sample size, possible variation in methodology, differences in exclusion/inclusion criteria, or differences in endpoints, the results of these pre-clinical trials may not be indicative of future results. We will likely be required to demonstrate through well-controlled clinical trials that the GlucoTrack® model DF-F or future product candidates, if any, are safe and effective for their intended uses. In the event that the FDA deems GlucoTrack® model DF-F to be a Class II device, which we do not believe is likely at this point, then we would be required to demonstrate that it is substantially equivalent in terms of safety and effectiveness to a device lawfully marketed either through a premarket notification or prior to May 28, 1976.

Additionally, although we have received our CE Mark approval for the GlucoTrack® model DF-F non-invasive glucose monitoring device, EU member countries may request or require additional performance and/or safety data from time to time, on a case-by-case basis.

Further, the GlucoTrack® model DF-F or our future product candidates, if any, may not be cleared or approved, as the case may be, even if the clinical data are satisfactory and support, in our view, its or their clearance or approval. The FDA or other non-U.S. regulatory authorities may disagree with our trial design or interpretation of the clinical data. In addition, any of these regulatory authorities may change requirements for the clearance or approval of a product candidate even after reviewing and providing comment on a protocol for a pivotal clinical trial that has the potential to result in FDA approval. In addition, any of these regulatory authorities may also clear or approve a product candidate for fewer or more limited uses than we request or may grant clearance or approval contingent on the performance of costly post-marketing clinical trials. In addition, the FDA or other non-U.S. regulatory authorities may not approve the labeling claims necessary or desirable for the successful commercialization of the GlucoTrack® model DF-F or our future product candidates, if any.

We are highly dependent on the success of our initial product candidate, the GlucoTrack® model DF-F, and cannot give any assurance that it will receive regulatory approval or clearance or be successfully commercialized.

We are highly dependent on the success of our initial product candidate, the GlucoTrack® model DF-F. We cannot give any assurance that the FDA will permit us to clinically test the device, nor can we give any assurance that the clinical trials will be successful or that the GlucoTrack® model DF-F will receive regulatory clearance or approval or be successfully commercialized, for a number of reasons, including, without limitation, the potential introduction by our competitors of more clinically-effective or cost-effective alternatives, failure in our sales and marketing efforts, or the failure to obtain positive coverage determinations or reimbursement. Any failure to obtain approval to conduct clinical trials, favorable clinical data, clearance or approval of or to successfully commercialize the GlucoTrack® model DF-F would have a material adverse effect on our business.

If our competitors develop and market products that are more effective, safer or less expensive than GlucoTrack® model DF-F or our future product candidates, if any, our commercial opportunities will be adversely affected.

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

If our competitors market products that are more effective, safer, easier to use or less expensive than GlucoTrack® model DF-F or our future product candidates, if any, or that reach the market sooner than GlucoTrack® model DF-F or our future product candidates, if any, we may not achieve commercial success. In addition, the medical device industry is characterized by rapid technological change. It may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete or less competitive.

Our product development activities could be delayed or stopped.

We do not know whether our future clinical trials will begin on time, or at all, and whether ongoing and/or future clinical trials will be completed on schedule, or at all.

The commencement of future clinical trials could be substantially delayed or prevented by several factors, including:

•	the failure to obtain sufficient funding to pay for all necessary clinical trials;

•	limited number of, and competition for, suitable patients that meet the protocol’s inclusion criteria and do not meet any of the exclusion criteria;

•	limited number of, and competition for, suitable sites to conduct the clinical trials, and delay or failure to obtain FDA approval, if necessary, to commence a clinical trial;

•	delay or failure to obtain sufficient supplies of the product candidate for clinical trials;

•	requirements to provide the medical device required in clinical trials at cost, which may require significant expenditures that we are unable or unwilling to make;

•	delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or investigators; and

•	delay or failure to obtain IRB approval or renewal of such approval to conduct a clinical trial at a prospective or accruing site, respectively.

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

Our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities, the IRB for any given site, or us. Any failure or significant delay in completing clinical trials for GlucoTrack® or future product candidates, if any, could materially harm our financial results and the commercial prospects for our product candidates.

The regulatory approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of GlucoTrack® model DF-F or our future product candidates, if any.

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

Further, while we have received CE Mark approval for the GlucoTrack® model DF-F, the MDD requires only minimum harmonization.  In practice, uniform regulation throughout the EU is not ensured.  Rather, member countries may apply and enforce the MDD’s terms differently, and certain EU member countries may request or require performance and/or safety data additional to the MDD’s requirements from time to time, on a case-by-case basis. Therefore, we cannot predict whether we will be able to successfully commercialize the GlucoTrack® model DF-F or our future product candidates, if any, in the EU.

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

Once regulatory clearance or approval has been granted, the cleared or approved product and its manufacturer are subject to continual review. Any cleared or approved product may only be promoted for its indicated uses. In addition, if the FDA or other non-U.S. regulatory authorities clear or approve GlucoTrack® model DF-F or our future product candidates, if any, the labeling, packaging, adverse event reporting, storage, advertising and promotion for the product will be subject to extensive regulatory requirements. We, and the manufacturers of our products, if other than us, also will be required to comply with the FDA’s Quality System Regulation, which includes requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Moreover, device manufacturers are required to report adverse events by filing Medical Device Reports with the FDA, which are publicly available. Further, regulatory agencies must approve our manufacturing facilities before they can be used to manufacture products, and these facilities are subject to ongoing regulatory inspection. If we fail to comply with the regulatory requirements of the FDA and other non-U.S. regulatory authorities, or if previously unknown problems with our products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:

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

Even if we receive regulatory clearance or approval to market the GlucoTrack® model DF-F or our future product candidates, if any, the market may not be receptive to our products.

Even if GlucoTrack® model DF-F or our future product candidates, if any, obtain regulatory clearance or approval, resulting products may not gain market acceptance among physicians, patients, health care payors or the medical community. We believe that the degree of market acceptance will depend on a number of factors, including:

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

If the GlucoTrack® model DF-F or our future product candidates, if any, fail to achieve market acceptance, we may not be able to generate significant revenue or achieve or sustain profitability.

The coverage and reimbursement status of newly cleared or approved medical devices is uncertain, and failure to obtain adequate coverage and adequate reimbursement could limit our ability to market GlucoTrack® model DF-F or future product candidates, if any, and may inhibit our ability to generate revenue from GlucoTrack® model DF-F or our future product candidates, if any, that may be cleared or approved.

There is significant uncertainty related to the third-party coverage and reimbursement of newly cleared or approved medical devices. The commercial success of GlucoTrack® model DF-F or our future product candidates, if any, in both domestic and international markets will depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, managed care organizations and other third-party payors. Government and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for GlucoTrack® model DF-F or our future product candidates, if any. These payors may conclude that our products are not as safe or effective as existing devices or that the overall cost of using one of our devices exceeds the overall cost of the competing device, and third-party payors may not approve GlucoTrack® model DF-F or our future product candidates, if any, for coverage and adequate reimbursement. Furthermore, deficit reduction and austerity measures in the United States and abroad may put further pressure on governments to limit coverage of, and reimbursement for, our products. The failure to obtain coverage and adequate reimbursement for GlucoTrack® model DF-F or our future product candidates, if any, or health care cost containment initiatives that limit or restrict reimbursement for such products may reduce any future product revenue.

If we fail to attract and retain key management and scientific personnel, we may be unable to successfully develop or commercialize the GlucoTrack® model DF-F or our future product candidates, if any.

We will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our research, development and commercialization efforts for GlucoTrack® model DF-F or our future product candidates, if any. Our success depends on our continued ability to attract, retain and motivate highly qualified management and pre-clinical and clinical personnel. The loss of the services of any of our senior management, particularly Avner Gal, our Chairman of the Board and Chief Executive Officer, could delay or prevent the development or commercialization of GlucoTrack® model DF-F or our future product candidates, if any. At present we maintain key man insurance on Mr. Gal, but do not have key man insurance policies with respect to any of our other employees. We will need to hire additional personnel as we continue to expand our research and development activities and build a sales and marketing function. Although we currently have employment agreements with each of Messrs. Hertz, Gal and Malka, those agreements provide that they may be terminated by Mr. Hertz, Gal or Malka, as applicable, upon 60, 180 or 90 days written notice to us, respectively.

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

As the GlucoTrack® model DF-F has received a CE Mark, we have begun to expand our manufacturing, marketing and sales capabilities by contracting with third parties to provide these capabilities. We anticipate that, as our operations expand, we will need to manage additional relationships with such third parties. Maintaining these relationships and managing our future growth will impose significant added responsibilities on members of our management. We must be able to manage our development efforts effectively; manage our clinical trials effectively; hire, train and integrate additional management, development, administrative and sales and marketing personnel; improve managerial, development, operational and finance systems; and expand our facilities, all of which may impose a strain on our administrative and operational infrastructure.

We rely on third parties to manufacture and supply our product.

We do not own or operate manufacturing facilities for clinical or commercial production of the GlucoTrack® model DF-F, other than a prototype lab. We have no experience in medical device manufacturing, and lack the resources and the capability to manufacture the GlucoTrack® model DF-F on a commercial scale. We currently manufacture the GlucoTrack® model DF-F with a third party manufacturer in Israel.  In July 2014, we entered into a manufacturing agreement with Wistron.  Wistron is in the process of preparing a production line for the GlucoTrack model DF-F, and we expect such production line to be operational in the second quarter of 2015.  Subject to the completion of Wistron’s production line, we intend to utilize the services of both Wistron and the Israeli third-party manufacturer to produce the GlucoTrack model DF-F.

If our manufacturing partners are unable to produce our products in the amounts, timing or pricing that we require, we may not be able to establish a contract and obtain a sufficient alternative supply from another supplier on a timely basis and in the quantities or pricing we require. We expect to depend on third-party contract manufacturers for the foreseeable future.

The GlucoTrack® model DF-F does, and our future product candidates, if any, likely will require precise, high quality manufacturing. Any of our contract manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and other non-U.S. regulatory authorities to ensure strict compliance with quality system regulations, including current good manufacturing practices and other applicable government regulations and corresponding standards. If our contract manufacturers fail to achieve and maintain high manufacturing standards in compliance with quality system regulations, we may experience manufacturing errors resulting in patient injury or death, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, delay or prevention of filing or approval of marketing applications for our products, cost overruns or other problems that could seriously harm our business.

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

We have limited internal marketing, sales or distribution capabilities and currently we do not intend to develop extensive internal marketing , sales or distribution capabilities in the future.  Rather, we intend to utilize third-party distributors to market our products, and have entered into exclusive distribution agreements with respect to certain territories.  There is no assurance that third party distributors will achieve acceptable levels of sales or that, if any of our existing arrangements expire or terminate, we will be able to replace any distributors on terms advantageous to us, or at all. Further, there is no assurance that we will be able to expand our distribution network by adding additional distributors. If third party distributors cease to promote our products, or if we are unable to make acceptable arrangements with distributors or sales personnel in other markets, our business, prospects, operating results or financial condition could be materially adversely affected.

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

Our success depends, among other things, on our ability to protect proprietary methods and technologies that we develop under the patent and other intellectual property laws of the United States and other countries, so that we can prevent others from unlawfully using our inventions and proprietary information. However, we may not hold proprietary rights to some patents required for us to commercialize proposed products. For this and other reasons, we may be unable to secure desired patent rights, thereby losing desired exclusivity. Although we do not believe that we need any licenses for the GlucoTrack® model DF-F, we may need to obtain licenses in the future for other products or in certain circumstances, such as if one of our patents were declared invalid in the future. If such licenses are not available to us on acceptable terms, we will not be able to market the affected products or conduct the desired activities, unless we successfully challenge the validity, enforceability or infringement of the third-party patent or otherwise circumvent the third-party patent.

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

We intend to market our product candidates in non-U.S. markets. In order to market product candidates in the EU and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals. In December 2012, we submitted our technical file to the Notified Body in connection with our application to obtain CE Mark approval for the GlucoTrack® model DF-F non-invasive glucose monitoring device. On June 4, 2013, we received CE Mark approval for the GlucoTrack® model DF-F non-invasive glucose monitoring device from the Notified Body. Receipt of the CE Mark allows us to market and sell the GlucoTrack® model DF-F glucose monitoring device in EU member countries that have adopted the MDD without being subject to additional national regulations with regard to demonstration of performance and safety. The CE Mark also permits the sale in countries that have an MDD Mutual Recognition Agreement with the EU.  However, member countries may apply and enforce the MDD’s terms differently, and certain EU member countries may request or require that we provide performance and/or safety data additional to the MDD’s requirements from time to time, on a case-by-case basis, in order to be cleared to market and sale the GlucoTrack® model DF-F in such countries. Receipt of FDA approval does not ensure approval by regulatory authorities in countries, and approval by one or more non-U.S. regulatory authorities (including receipt of the CE Mark) does not ensure approval by regulatory authorities in other countries or by the FDA. The non-U.S. regulatory approval process may include all of the risks associated with obtaining FDA approval or clearance. We may not obtain additional non-U.S. regulatory approvals on a timely basis, if at all. We may not be able to file for additional non-U.S. regulatory approvals and may not receive necessary approvals to commercialize our product candidates in any market.

Non-U.S. governments often impose strict price controls, which may adversely affect our future profitability.

We intend to seek approval to market GlucoTrack® model DF-F and our future product candidates, if any, in both the U.S. and in non-U.S. jurisdictions. If we obtain approval in one or more non-U.S. jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our products. In some countries, particularly countries of the EU, each of which has developed its own rules and regulations, pricing may be subject to governmental control under certain circumstances. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a medical device candidate. Each of the EU member states has its own unique legal system and thus it is difficult to predict the particular requirements to which we may be subject. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available products. If reimbursement of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

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

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighbors. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Despite the progress towards peace between Israel and its neighbors, the future of these peace efforts remains uncertain. Since October 2000, there has been a substantial deterioration in the relationship between Israel and the Palestinian Authority and a significant increase in violence, civil unrest and hostility, including armed clashes between the State of Israel and Palestinian militants, and acts of terror have been committed inside Israel and against Israeli targets in the West Bank and Gaza Strip. During the summer of 2006 and the fall of 2012, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party. In December 2008, January 2009, November 2012 and July 2014, there were escalations in violence between Israel, on the one hand, and Hamas, the Palestinian Authority and/or other groups, on the other hand, as well as extensive hostilities along Israel’s border with the Gaza Strip, which resulted in missiles being fired from the Gaza Strip into Southern and central Israel, including near Tel Aviv and at areas surrounding Jerusalem. These conflicts involved missile strikes against civilian targets in various parts of Israel, including areas in which our employees and some of our consultants are located, and negatively affected business conditions in Israel. Our offices are located in Ashkelon, Israel, which is within the range of the missiles and rockets that have been fired at Israeli cities and towns from Gaza sporadically since 2006, with escalations in violence (such as the recent escalation in July 2014) during which there were a substantially larger number of rocket and missile attacks aimed at Israel. Since December 2010, there has been a wave of protests and civil resistance demonstrations in several countries in the Middle East and North Africa, including Egypt and Syria, which share a border with Israel. The demonstrations and acts of civil resistance in Egypt led to the resignation of the former Egyptian president Hosni Mubarak and to extensive revisions in the Egyptian governmental structure. The demonstrations and acts of civil resistance in Syria have led to an extended period of violence and political instability in Syria. It is not clear how this revolutionary wave, also known as the Arab Spring, will develop and how it will affect the political and security situation in the Middle East. It is also not clear how it will affect Israel and its relationship with its neighbors. Presently, there is great international concern in connection with Iran’s efforts to develop and enrich uranium which could lead to the development of nuclear weapons. Iran’s successful enrichment of uranium could significantly alter the geopolitical landscape in the Middle East, including the threat of international war, which could significantly impact business conditions in Israel. Any on-going or future violence between Israel and the Palestinians, armed conflicts, terrorist activities, tension along the Israeli borders or with other countries in the region, including Iran, or political instability in the region could disrupt international trading activities in Israel and may materially and negatively affect our business and results of operations and could make it more difficult for us to raise capital. Parties with whom we do business may decline to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.

In addition, Israel’s economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early to middle 1980s, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest. Furthermore, several countries restrict business with Israel and Israeli companies, which may limit our ability to make sales in those countries. These restrictions, continuing or escalating hostilities in the region or curtailment of trade between Israel and its present trading partners may have an adverse effect on our operating results and financial condition, including our ability to develop, manufacture and market our products.

Our operations could be disrupted as a result of the obligations of key personnel to perform Israeli military service.

Some of our employees in Israel are obligated to perform up to 40 days, depending on rank and position, of military reserve duty annually and are subject to being called for active duty under emergency circumstances. Moreover, in light of escalating hostilities and threats of armed conflict in the Middle East since October 2000, our executive officers and employees may be called for active military duty for an unlimited period of time. Increased military activity could also result in a reduction of prospective qualified employees available to work for us to increase our business or replace employees on active military duty. Our operations could be disrupted by the absence for a significant period of our executive officers or key employees as a result of military service. Any disruption in our operations could adversely affect our ability to develop and market products.

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

On March 4, 2004, the OCS agreed to provide us with a grant of 420,000 New Israeli Shekels (“NIS”), or approximately $93,300 at an exchange rate of 4.502 NIS/dollar (the exchange rate in effect on such date), for our plan to develop a non-invasive blood glucose monitor (the “development plan”). This grant constituted 60% of our research and development budget for the development plan at that time. Due to our acceptance of this grant, we are subject to the provisions of the Israeli Law for the Encouragement of Industrial Research and Development, 1984 (the “R&D Law”). Among other things, the R&D Law restricts our ability to sell or transfer rights in technology or know-how developed with OCS funding or transfer any Means of Control (as defined in the R&D Law) of us to non-Israeli entities. The Industrial Research and Development Committee at the OCS (the “research committee”) may, under special circumstances, approve the transfer outside of Israel of rights in technology or know-how developed with OCS funding subject to certain conditions, including the condition that certain payments be made to the OCS. Additionally, we may not manufacture products developed with OCS funding outside of Israel without the approval of the research committee. The restrictions regarding the sale or transfer of technology or manufacturing rights out of Israel could have a material adverse effect on our ability to enter into strategic alliances or enter into merger or acquisition transactions in the future that provide for the sale or transfer of our technology or manufacturing rights.

If we are successful in bringing the GlucoTrack® model DF-F to market, we will be required to use a portion of our net sales to repay certain loans and to pay royalties to the OCS, which will have a negative impact on our profitability.

Integrity Israel is required to pay royalties to the OCS on the proceeds from the sale of our systems resulting from research and development projects for which the OCS provided a grant. During the first three years of sales, we will be required to pay royalties of 3% of the sales of such products. In the fourth, fifth and sixth years of sales, we will be required to pay royalties of 4% of such sales and from the seventh year on we will be required to pay royalties of 5% of such sales, in all cases, up to 100% of the amount of grants received by us from the OCS plus interest at the London Interbank Offered Rate (“LIBOR”). We do not have any other future performance obligations related to the OCS grants. As of December 31, 2014, the contingent liabilities with respect to OCS grants subject to repayment under these royalty agreements equaled $91,507, not including interest. To the extent that we are required to pay royalties to the OCS, such payments will increase our expenses for the year(s) in which such payment(s) are accrued, and, as a result, will reduce our profits (or increase our losses, as applicable) for such periods. Payments made to the OCS in lieu of royalties and repayment of the loans described above will reduce our free cash-flow and our cash balance for the year(s) in which such payment(s) are made.

Messrs. Avner Gal and Zvi Cohen collectively loaned us NIS 176,000 ($45,256 based on the exchange rate of 3.889 NIS/dollar as of December 31, 2014) in May 2002 pursuant to an oral agreement. Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned us NIS 336,300 ($86,475 based on the same exchange rate) on March 16, 2004. These loans are not required to be repaid until the first year in which we realize profits in our statement of operations. At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales after deduction of VAT in the relevant quarter, beginning the quarter following the first year in which we realize profits in our annual statement of operations. The total amount to be repaid by us to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to us, plus an amount equal to the product of the amount of each payment made by us in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment. However, notwithstanding the abovementioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital.  The Israeli Consumer Price Index was 177.6386, and 178.5793, respectively, as of the dates of the Gal/Cohen loan and the Tarlovsky/Fisher/Kugler Loan. The Israeli Consumer Price Index as of December 31, 2014 was 223.3581. Our board of directors is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

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

Although our stock is quoted on the OTCQB, few trades in our stock have taken place, to-date, and an active trading market in our securities may not develop, or if developed, may not be sustained. If no active market is ever developed for our common stock, it will be difficult for you to sell any shares you purchase in our Company. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all.  In the absence of an active public trading market, an investor may be unable to liquidate an investment in our common stock. As a result, investors: (i) may be precluded from transferring their shares of common stock; (ii) may have to hold their shares of common stock for an indefinite period of time; and (iii) must be able to bear the complete economic risk of losing their investment in us. In the event a market should develop for the common stock, there can be no assurance that the market price will equal or exceed the price paid for such share by any of our stockholders.

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

Further, in recent years, the stock market in general, and the market for medical device companies in particular, have experienced extreme price and volume fluctuations. Continued or renewed market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of the common stock. Price volatility of our common stock might be significant if the trading volume of the common stock is low, which often occurs with respect to newly traded securities on the OTCQB.

Future sales of common stock could reduce our stock price.

As of March 30, 2015, we had 5,323,059 shares of common stock outstanding. In addition, the shares of Preferred Stock, warrants and employees’ stock options outstanding on such sate were convertible into, or exercisable for, an aggregate of 8,596,535 shares of common stock. Pursuant to the registration rights agreement we entered into with certain of our stockholders who participated in the private placement of units of the Company consisting of our Series A Preferred Stock and warrants to purchase shares of Common Stock and the placement agent agreement entered into with Andrew Garrett, Inc., we have filed a registration statement registering for resale an aggregate of 2,824,471 shares of common stock underlying the Series A Preferred Stock and related warrants and the placement agent warrants issued in respect thereof. In connection with our private placement of Series B Units, we have entered into a registration rights agreement with the purchases of such shares and warrants, pursuant to which we have agreed to file a registration statement within 90 days after the final closing of such private placement of Series B Units covering the resale of the shares of common stock underlying the Series B Preferred Stock and the shares of common stock issuable upon exercise of the Series B Warrants.  We have agreed to so register an aggregate of 4,396,734 shares of common stock underlying the Series B Units and related warrants, as well as an additional 439,674 shares of common stock underlying the placement agent warrants issued in respect thereof.  In addition, the shares of common stock sold by us in a previous private placement consummated in the period from December 16, 2010 through July 29, 2011 may be eligible for resale without registration in accordance with one or more exceptions under the Securities Act. Sales by stockholders of substantial amounts of shares of common stock (pursuant to the registration statement described in the preceding sentence or pursuant to an exemption from registration), the issuance of new shares of common stock (or securities convertible into or exercisable for shares of our common stock) by us or the perception that these sales may occur in the future, could materially and adversely affect the market price of the common stock.

Because our common stock may be a “penny stock,” it may be more difficult for investors to sell shares of the common stock, and the market price of the common stock may be adversely affected.

Our common stock may be a penny stock if, among other things, the stock price is below $5.00 per share, it is not listed on a national securities exchange or approved for quotation on the Nasdaq Stock Market or any other national securities exchange or it has not met certain net tangible asset or average revenue requirements. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the U.S. Securities and Exchange Commission (the “SEC”).  This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Broker-dealers must also provide customers that hold penny stock in their accounts with such broker-dealer a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to an investor in violation of the penny stock rules, the investor may be able to cancel its purchase and get its money back.

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

The functional currency of Integrity Israel is the NIS, and we pay a substantial portion of our expenses in NIS. However, we expect a portion of our future revenues to be denominated in U.S. dollars or in Euros. As a result, we will be exposed to the currency fluctuation risks relating to the recording of our revenues in NIS. For example, if the NIS strengthens against either the U.S. dollar or the Euro, our reported expenses in NIS may be higher than anticipated. The Israeli rate of inflation has not offset or compounded the effects caused by fluctuations between the NIS and the U.S. dollar or the Euro. To date, we have not engaged in hedging transactions. Although the Israeli rate of inflation has not had a material adverse effect on our financial condition to date, we may, in the future, decide to enter into currency hedging transactions to decrease the risk of financial exposure from fluctuations in the exchange rates of the currencies mentioned above in relation to the NIS. These measures, however, may not adequately protect us from material adverse effects.

The adoption of the “Conflict Minerals” regulations may adversely affect the manufacturing of our current and future products

Recent regulatory requirements regarding the use of “conflict minerals” could affect the sourcing and availability of the raw materials used by our third party manufacturers. We may be subject to costs associated with the new regulations, including for the diligence pertaining to the presence of any conflict minerals used in our products and the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. The impact of the regulations may result in a limited pool of suppliers who provide conflict free minerals, and we cannot assure that we will be able to obtain products in sufficient quantities or at competitive prices. We may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for the metals used in the products we sell. As a result, we may not be able to obtain the materials necessary to manufacture our products, which could force us to cease production or search for alternative supply sources, possibly at a higher cost. Such disruptions may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We currently lease approximately 3,100 square feet of office space in Ashkelon, Israel for our principal offices and prototype laboratory on a month-to-month basis at a cost of 11,500 NIS ($2,957 based on the exchange rate on December 31, 2014). We believe that we could easily find similar space at comparable rent if necessary.

Item 3. Legal Proceedings.

We are not presently a party to any material litigation. We may, however, become involved in litigation from time to time relating to claims arising in the ordinary course of our business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading Market

Our stock is quoted on the OTCQB under the symbol “IGAP.”  Although our common stock is traded on the OTCQB, there is no established public trading market for our common stock due to limited and sporadic quotations.

The following table sets forth, for each quarter during the period commencing April 25, 2013 and ending on December 31, 2014, the reported high and low bid prices of our common stock on the OTCQB.  There were no reported sales of our common stock on the OTCQB prior to April 25, 2013.  The bid information was obtained from the OTC Markets, Inc. and reflects prices between dealers, without retail mark-up, markdown or commission, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid

December 31, 2014	$7.45	$5.00
September 30, 2014	$7.95	$6.03
June 30, 2014	$8.40	$7.00
March 31, 2014	$8.90	$6.00
December 31, 2013	$8.50	$7.00
September 30, 2013	$10.00	$7.00
June 30, 2013	$10.00	$6.25

Holders

As of March 30, 2015, there were 127 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any dividends on our common stock in the foreseeable future. Any cash that might be available for payment of dividends will be used to expand our business. Payments of any cash dividends in the future will depend on our financial condition, results of operation and capital requirements, as well as other factors deemed relevant to our board of directors. Furthermore, pursuant to the certificate of designations, preferences and rights governing the Series A Preferred Stock (the “Series A Certificate of Designations”), as long as at least 15% of the originally issued shares of Series A Preferred Stock are outstanding, without the written consent of the holders of a majority in stated value of the then outstanding Series A Preferred Stock, we will not be permitted to, among other things, pay dividends on or otherwise make distributions in respect of any shares of our common stock or other securities junior to the Series A Preferred Stock.  Similarly, pursuant to the certificate of designations, preferences and rights governing the Series B Preferred Stock (the “Series B Certificate of Designations”), as long as any shares of Series B Preferred Stock are outstanding, without the written consent of the holders of a majority in stated value of the then outstanding Series B Preferred Stock, we will not be permitted to, among other things, pay dividends on or otherwise make distributions in respect of any shares of our common stock or other securities junior to the Series B Preferred Stock.

Pursuant to the Series A Certificate of Designations, the holders of Series A Preferred Stock are entitled to receive cumulative dividends at a rate of 5% per annum, based on the stated value per share of Series A Preferred Stock, which was initially $1,000 per share. Dividends on the Series A Preferred Stock are payable quarterly on March 31, June 30, September 30 and December 31 of each year, and on each conversion date (with respect to the shares of Series A Preferred Stock being converted). For the year ending December 31, 2014, we paid an amount of $370,441 in dividends to holders of Series A Preferred Stock.

Pursuant to the Series B Certificate of Designations, the holders of Series B Preferred Stock are entitled to receive cumulative dividends at a rate of 5.5% per annum, based on the stated value per share of Series B Preferred Stock, which was initially $1,000 per share. Dividends on the Series B Preferred Stock are on March 31, June 30, September 30 and December 31 of each year, and on each conversion date (with respect to the shares of Series B Preferred Stock being converted). So long as any shares of Series A Preferred Stock are outstanding and the limitation in the Series A Certificate of Designations includes a limitation on the payment of cash dividends on securities junior to the Series A Preferred Stock, then we will pay dividends on the Series B Preferred Stock solely in shares of our common stock.  As of December 31, 2014, we distributed a total of 18,986 shares of common stock at an estimated fair value of $43,858 as dividends to holders of Series B Preferred Stock.

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

Overview

We are a medical device company focused on the design, development and commercialization of non-invasive glucose monitoring devices for use by persons suffering from diabetes. Integrity Israeli was founded in 2001 with a mission to develop, produce and market non-invasive glucose monitors for home use by diabetics. We have developed a non-invasive blood glucose monitor, the GlucoTrack® model DF-F glucose monitoring device, which is designed to help people with diabetes obtain blood glucose level readings without the pain, inconvenience, cost and difficulty of conventional (invasive) spot finger stick devices. The GlucoTrack® model DF-F utilizes a patented combination of ultrasound, electromagnetic and thermal technologies to obtain blood glucose measurements in less than one minute via a small sensor that is clipped onto one’s earlobe and connected to a small, handheld control and display unit, all without drawing blood.

On June 4, 2013, we received CE Mark approval for the GlucoTrack® model DF-F  non-invasive glucose monitoring device from the Notified Body. On March 17, 2014, we received CE Mark approval for six-month calibration validity of GlucoTrack® model DF-F. Receipt of the CE Mark allows us to market and sell the GlucoTrack® model DF-F glucose monitoring device in EU member countries that have adopted the MDD without being subject to additional national regulations with regard to demonstration of performance and safety.  However, although the MDD is applicable throughout the EU, in practice it does not ensure uniform regulation throughout the EU.  Accordingly, member countries may apply and enforce the MDD’s terms differently, and certain EU member countries may request or require performance and/or safety data additional to the MDD’s requirements from time to time, on a case-by-case basis. The CE Mark also permits the sale in countries that have an MDD Mutual Recognition Agreement with the EU. The GlucoTrack® model DF-F has not yet been approved for commercial sale in the United States. We expect to begin clinical trials in the United States during 2015, if our clinical trial protocol is approved by the FDA.

We have not yet generated material revenues from our operations and as of December 31, 2014, have incurred accumulated deficit of $23,087,063, stockholder’s deficit of $4,832,203 and negative operating cash flows. We currently have no material sources of recurring revenue and therefor are dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Recent Corporate Developments

Resolution of Dimri Arbitration

On March 11, 2015, the arbitrator in the previously disclosed arbitration proceeding among Integrity Israel, Avner Gal, David Malka, Zvi Cohen, Ilana Freger and Alexander Reykhman, as defendants, and Y.H. Dimri Holdings (2001) Ltd., or Dimri, as the plaintiff, issued a binding Arbitration Decision which documents the parties’ negotiated settlement of the arbitration proceedings among Integrity Israel, Dimri, and the other parties thereto.  Pursuant to the terms of the Arbitration Decision, (1) Avner Gal, David Malka, Zvi Cohen, Ilana Freger and Alexander Reykhman transferred to Dimri, on March 18, 2015, an aggregate of 440,652 shares of the Company’s outstanding Common Stock, (2) Integrity Israel (A) paid to Dimri on March 23, 2015, NIS 1,767,674 (approximately $439,939 based on the exchange rate of 4.018 NIS:$1 as of March 23, 2015), as repayment in full of the outstanding principal amount under the Investment Agreement, as adjusted for changes in the Israeli consumer price index since the date on which the loan was made, and (B) is required to pay to Dimri, upon the receipt of the appropriate documentation thereof  approximately NIS 290,000 (approximately $72,175 based on the exchange rate as of March 23, 2015), as partial reimbursement of Dimri’s attorney’s fees in the arbitration.  Subject to the completion of the foregoing transfers and payments, the Arbitration Decision releases Integrity Israel, the Company and the other defendants in the arbitration from any legal claim by Yigal Dimri, the principal shareholder of Dimri, and any other companies under his control in respect of the subject matter of the arbitration, including the shareholder loan granted under and any claim of anti-dilution rights under the Investment Agreement, and similarly releases Mr. Dimri and all companies under his control from any legal claim by Integrity Israel, the Company and the other defendants in the arbitration in respect of the subject matter of the arbitration.

Private Placement

Between August and December of 2014, we received net proceeds of approximately $7.3 million (net of related cash expenses) from the issuance of the Series B Units, each consisting of (a) one share of the Series B Preferred Stock, (b) a Series B-1 Warrant and (c) a Series B-2 Warrant. The shares of Series B Preferred Stock included in the Series B Units are convertible into an aggregate of 1,465,578 shares of our common stock, and the Series B Warrants included in the Series B Units are exercisable for an aggregate of 2,931,156 shares of our common stock, in each case subject to adjustment in certain circumstances.

Pursuant to the Placement Agent Agreement with the Placement Agent, at the closing of the sale of the Series B Units the Company paid the Placement Agent, as a commission, an amount equal to 6% of the aggregate sales price of the Series B Units, plus 4% of the aggregate sales price as a management fee plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series B Units. In addition, pursuant to the Placement Agent Agreement, we issued to the Placement Agent:(a) 5 year warrants to purchase up to 293,115 shares of our common stock at an exercise price of $5.80 per share and (b) 5 year warrants to purchase up to 146,559 shares of our common stock at an exercise price of $10.00 per share. The terms of the Placement Agent warrants are substantially similar to the Series B Warrants, except that the Placement Agent warrants may also be exercisable on a cashless basis at all times.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. As applicable to the consolidated financial statements included elsewhere in this report, the most significant estimates and assumptions relate to (a) the allocation of the proceeds and the related issuance costs of units of the Company consisting of convertible Preferred Stock and warrants, (b) the fair value estimate of the warrants with the down-round protection and (c) the going concern assumptions.

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

Going Concern Uncertainty

The development and commercialization of our product will require substantial expenditures. We have not yet generated any material revenues and have incurred substantial accumulated deficit and negative operating cash flows. We currently have no sources of recurring revenue and are therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The adoption of ASU 2013-5 did not have a material impact on the our consolidated results of operations and financial condition.

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

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. For public business entities, the amendment eliminating the exception to the sufficiency-of-equity-at-risk criterion for development stage entities should be applied retrospectively for annual reporting periods beginning after December 15, 2015, and interim periods therein.

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company adopted ASU-2014-10 at this annual report. Other than the elimination of the inception-to-date information and other disclosure requirements of Topic 915 and the update of risks and uncertainties disclosure in accordance with Topic 275, the adoption of ASU 2014-10 did not have a material impact on the financial position or results of operations of the Company.

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

The Company is in the process of assessing the impact, if any, of ASU 2014-15 on its consolidated financial statements or related disclosures.

5.	Accounting Standard Update 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity”

In November 2014, the FASB issued Accounting Standard Update 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity ("ASU 2014-16").

The amendments in ASU 2014-16 clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The assessment of the substance of the relevant terms and features should incorporate a consideration of the characteristics of the terms and features themselves; the circumstances under which the hybrid financial instrument was issued or acquired; and the potential outcomes of the hybrid financial instrument, as well as the likelihood of those potential outcomes.

The amendments ASU 2014-16 apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share.

The amendments in ASU 2014-16 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 (fiscal 2016 for the Company). Early adoption, including adoption in an interim period, is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

The effects of initially adopting the amendments in ASU 2014-16 should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods.

The Company is in the process of assessing the impact, if any, of ASU 2014-16 on its consolidated financial statements.

Results of Operations

The following discussion of the our operating results explains material changes in our results of operations for the years ended, December 31, 2014, December 31, 2013 and December 31, 2012. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

In the year ended December 31, 2014, we had revenues of $59,775 from the first orders for our GlucoTrack® model DF-F glucose monitoring device.  We did not have any revenue in the prior-year period, as we had not yet commenced sales of the GlucoTrack® model DF-F.  We recognize revenues from GlucoTrack® model DF-F when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed and determinable, collectability is reasonably assured and no further obligations exist.

Research and development expenses

Research and development expenses were $1,849,624 for the year ended December 31, 2014, as compared to $1,986,754 for the prior-year period. The decrease is attributable primarily to lower salaries and related expenses resulting from our shift of resources towards the marketing of the GlucoTrack® model DF-F and lower expenses associated with materials used in the development of the GlucoTrack® model DF-F, offset partially by higher costs associated with patent and trademarks. Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, travel expenses, clinical trials and other expenses including patents and trademark registration expenses. We expect to maintain similar levels of research and development expenses in 2015; however, we may adjust the level of our research and development expenses based on our commercial needs, including the FDA process, specific requirements from customers, efforts to improve the device and development of new GlucoTrack® models and others.

Selling, marketing and general and administrative expenses

Selling, marketing and general and administrative expenses were $1,817,510 for the year ended December 31, 2014, as compared to $1,041,140 for the prior-year period. The increase is attributable primarily to increased salaries and related expenses resulting from our shift of resources from research and development activities and from an increase in consultancy fees relating the Dimri arbitration and travel expenses resulting from our focus on marketing the GlucoTrack® model DF-F. Selling, marketing and general and administrative expenses consist primarily of professional services, salaries, travel expenses and other related expenses for executive, finance and administrative personnel, including stock-based compensation expense. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services. We expect selling, marketing and general and administrative expenses to increase in 2015 and beyond as we continue our focus on marketing and sales of the GlucoTrack® model DF-F and incur increased costs to comply with the reporting and other obligations applicable to public reporting companies.

Financing (Income) expenses, net

Financing income, net was $(6,587,785) for the year ended December 31, 2014, as compared to financing expense of $6,768,959 for the prior-year period. The change is primarily attributable to a decrease in the fair value estimate relating to our warrants with down-round protection that were issued to investors and by issuance expenses allocated to such warrants at the issuance date. In accordance with U.S. GAAP, we mark the warrants to market on a quarterly basis based on the fair value estimate derived by using a binomial pricing model, with the changes in fair value recognized as finance expense or income, as applicable, in our consolidated statement of operations. During the years ended December 31, 2014 and 2013, the estimated fair value of our warrants with down-round protection decreased by $6,559,758 and increased by $6,251,242, respectively,  resulting primarily from management’s estimate of the Company’s fair value per share (see Note 2T and Note 11D to our consolidated financial statements included elsewhere in this report).

Net Income (Loss)

Net income was $2,980,426 for the year ended December 31, 2014, as compared to a net loss $(9,796,853) for the prior-year period.  The increase in net income is attributable primarily to the change in financing income, net, as described above.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

We had no revenue during the years ended December 31, 2013 and 2012 as we had not yet commercialized the GlucoTrack® product candidate.

Research and development expenses

Research and development expenses were $1,986,754 for the year ended December 31, 2013, as compared to $1,920,690 for the prior-year period. The increase is attributable primarily to higher travel expenses in connection with Our Post Market Clinical Follow-up (PMCF) trials.

Selling, marketing and general and administrative expenses

Selling, marketing and general and administrative expenses were $1,041,140 for the year ended December 31, 2013, as compared to $852,908 for the prior-year period. The increase is attributable primarily to increased professional fees, including investor relations and public relations expenses, business development and strategic planning services and other expenses relating to our reporting and other obligations as a public reporting company.

Financing (Income) expenses, net

Financing expenses, net were $6,768,959 for the year ended December 31, 2013, as compared to financing income of $1,291 for the prior-year period. The change is attributable primarily to $6,251,242 of fair market value adjustments relating to our warrants with down-round protection that were issued to investors and $390,928 relating to issuance expenses allocated to such warrants.

Net Income (Loss)

Net loss was $9,796,853 for the year ended December 31, 2013, as compared to $2,772,307 for the prior-year period.

Liquidity and Capital Resources

As of December 31, 2014 and March 30, 2015, cash on hand was approximately $5.8 million and $4.8 million, respectively.  Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents will enable us to operate for a period of approximately eighteen months from the date of this report. In order to fund our anticipated liquidity needs beyond such period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need to raise additional capital.

As of December 31, 2014, we had NIS 300,000 (approximately $77,141 based on the exchange rate of 3.889 NIS/dollar as of December 31, 2014) available for borrowing under our line of credit with Bank HaPoalim. Borrowings under the line of credit are secured by our funds on deposit with the bank at the time of borrowing, which generally must be sufficient to cover the principal amount of the borrowings in full. As of December 31, 2014, we did not have any borrowings outstanding under the line of credit.

Messrs. Avner Gal and Zvi Cohen collectively loaned Integrity Israel NIS 176,000 ($45,256 based on the same exchange rate) in May 15, 2002 pursuant to a board approval. Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned Integrity Israel NIS 336,300 ($86,475 based on the same exchange rate) on March 16, 2004. These loans are not required to be repaid until the first year in which we realize profits in our annual statement of operations (accounting profit). At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales in the relevant quarter, beginning on the quarter following the first year in which we realize profits in our annual statement of operations. The total amount to be repaid by us to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to us, plus an amount equal to the product of the amount of each payment made by us in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment. However, notwithstanding the above-mentioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital. Our board of directors is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

Integrity Israel is required to pay royalties to the OCS at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the development plan up to an amount equal to $93,300, plus interest at LIBOR from the date of grant. As of December 31, 2014, the contingent liability with respect to royalty payment on future sales equals to approximately $91,507, excluding interest.

Net Cash Used in Operating Activities for the Years Ended December 31, 2014 and December 31, 2013

Net cash used in operating activities was $3,361,645 and $3,217,767 for the years ended December 31, 2014 and 2013, respectively. Net cash used in operating activities primarily reflects the net income (loss) for those periods of $2,980,426 and $(9,796,853), respectively. For the year ended December 31, 2014, the net income was partially offset by non-cash charges in the amount of $(6,559,758), $50,380 and $34,683, resulting from changes in the fair value of warrants with down-round protection, stock-based compensation and depreciation, respectively and by changes in operating assets and liabilities in the amounts of $133,180. For the year ended December 31, 2013, the net loss was partially offset by non-cash charges in the amount of $6,251,242, $390,928, $35,619 and $33,684, resulting from changes in the fair value of warrants with down-round protection, issuance costs allocated to warrants with down-round protection, stock-based compensation and depreciation, respectively and by changes in operating assets and liabilities in the amounts of $(136,810).

Net Cash Used in Investing Activities for the Years Ended December 31, 2014 and December 31, 2013

Net cash used in investing activities was $91,513 and $104,281 for the years ended December 31, 2014 and 2013, respectively. During years ended December 31, 2014, and 2013, cash used primarily to purchase equipment (such as computers, research and development and office equipment) amounted to $63,455 and $64,252 respectively, and cash used to fund deposits in respect of employees rights upon retirement amounted to $28,058 and $40,029, respectively.

Net Cash Provided by Financing Activities for the Years Ended December 31, 2014 and December 31, 2013

Net cash provided by financing activities was $6,972,950 and $5,055,892 for the years ended December 31, 2014 and 2013, respectively. Cash provided by financing activities reflects net capital raised in the amounts of $7,343,391 and $5,382,941 for the years  ended December 31, 2014 and 2013, respectively, offset partially by cash dividends paid to the holders of our Series A Preferred Stock in the amounts of $370,441and $288,248 for the years ended December 31, 2014 and 2013, respectively.

Net Cash Used in Operating Activities for the Years Ended December 31, 2013 and December 31, 2012

Net cash used in operating activities was $3,217,767 and $2,296,989 for the years ended December 31, 2013 and 2012, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of $9,796,853 and $2,772,307, respectively, which was reduced in part by stock-based compensation of $35,619 and $349,522, respectively, change in fair value of warrants with “down-round” protection of $6,251,242 and $(35,892), respectively, issuance costs allocated to warrants with “down-round” protection of $390,928 and $0, respectively, and cash provided due to the adjustment to the net loss and changes in operating assets and liabilities in the amounts of $(136,810) and $143,530, respectively.

Net Cash Used in Investing Activities for the Years Ended December 31, 2013 and December 31, 2012

Net cash used in investing activities was $104,281 and $17,734 for the years ended December 31, 2013, and 2012, respectively, and was used primarily to purchase equipment (such as computers, research and development and office equipment), and fund deposits in respect of employees’ rights upon retirement.

Net Cash Provided by Financing Activities for the Years Ended December 31, 2013 and December 31, 2012

Net cash provided by financing activities was $5,055,892 and $953,527 for the years ended December 31, 2013 and 2012, respectively. Cash provided by financing activities reflects net capital raised in the amounts of $5,382,941 and $917,179 for the years ended December 31, 2013 and 2012, respectively, offset partially by dividends paid to the holders of our Series A Preferred Stock in the amounts of $288,248 and $0 for the years ended December 31, 2013 and 2012, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Item 9. Change in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — the 1992 Integrated Framework. Management has concluded that, as of December 31, 2014, its internal control over financial reporting was effective based on these criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm because we are a smaller reporting company.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2015 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2015 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2015 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2015 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2015 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)           Document List

(1)           Financial Statements:

The financial statements of the Company filed herewith are set forth in Part II, Item 8 of this report.

(2)           Financial Statement Schedules:

None.

(3)           Exhibits:

Exhibit Number	Description
2.1	Merger Agreement and Plan of Reorganization, dated as of May 25, 2010, by and among Integrity Applications, Inc., Integrity Acquisition Ltd. and A.D. Integrity Applications Ltd. (1)
3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
3.3	Certificate of Designation of Preferences and Rights of Series A 5% Convertible Preferred Stock (2)
3.4	Bylaws of Integrity Applications, Inc. (1)
3.5	Certificate of Designation of Preferences and Rights of Series B 5.5% Convertible Preferred Stock (3)
4.1	Specimen Certificate Evidencing Shares of Common Stock (1)
4.2	Form of Common Stock Purchase Warrant (1)
4.3	Form of Series A Securities Purchase Agreement (2)
4.4	Form of Series A Common Stock Purchase Warrant (2)
4.5	Form of Series A Registration Rights Agreement (2)
4.6	Form of Series B Securities Purchase Agreement (3)
4.7	Form of Series B-1 Common Stock Purchase Warrant (3)
4.8	Form of Series B-2 Common Stock Purchase Warrant (3)
4.9	Form of Series B Registration Rights Agreement (3)
10.1*	Integrity Applications, Inc. 2010 Incentive Compensation Plan (1)
10.2*	Form of Director and Officer Indemnification Agreement (1)
10.3*	Personal Employment Agreement, dated as of July 22, 2009, between A.D. Integrity Applications Ltd. and Avner Gal (1)
10.4*	Personal Employment Agreement, dated as of July 22, 2010, between A.D. Integrity Applications Ltd. and David Malka (1)
10.5	Irrevocable Undertaking of Indemnification, dated as of July 26, 2010, by and among Integrity Applications, Inc., Avner Gal, Zvi Cohen, Ilana Freger, David Malka and Alexander Raykhman (1)
10.6	Investment Agreement, dated February 18, 2003, between A.D. Integrity Applications Ltd., Avner Gal, Zvi Cohen, David Freger and David Malka and Yigal Dimri (1)
10.7	Agreement, dated as of November 1, 2005 by and between A.D. Integrity Applications Ltd. and Diabeasy Diabeasy cc. (4)
10.8	Agreement, dated as of October 2, 2005, by and between Technology Transfer Group and Integrity Applications Ltd. (1)

Exhibit Number	Description
10.9*	Form of Stock Option Agreement (1)
10.10*	Form of Stock Option Agreement (ESOP) (1)
10.11	Letter of Approval, addressed to Integrity Applications Ltd. from the Ministry of Industry, Trade and Employment of the State of Israel (5)
10.12	Letter of Undertaking, addressed to the Ministry of Industry, Trade and Employment of the State of Israel - Office of the Chief Scientist from Integrity Applications Ltd. (6)
10.13	Investment Agreement, dated March 16, 2004, by and among A.D. Integrity Applications Ltd., Yitzhak Fisher, Asher Kugler and Nir Tarlovsky (4)
10.14*	Personal Employment Agreement, dated as of October 22, 2013, between A.D. Integrity Applications Ltd. and Eran Hertz. (7)
21.1	Subsidiaries of Integrity Applications, Inc. (1)
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document (8)
101.SCH	XBRL Schema Document (8)
101.CAL	XBRL Calculation Linkbase Document (8)
101.LAB	XBRL Label Linkbase Document (8)
101.PRE	XBRL Presentation Linkbase Document (8)
101.DEF	XBRL Definition Linkbase Document (8)

——————————
(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on August 22, 2011.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 18, 2013.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on September 5, 2014.

(4)	Previously filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1, as filed with the SEC on October 27, 2011.

(5)	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1, as filed with the SEC on November 10, 2011.

(6)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1, as filed with the SEC on October 7, 2011

(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on March 28, 2014.

(8)
Pursuant to Rule 406T of Regulation S-T, the interactive files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

*	Compensation Plan or Arrangement or Management Contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of this 30th day of March, 2015.

INTEGRITY APPLICATIONS, INC.
By:	/s/ Avner Gal
Name:	Avner Gal
Title:	Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Avner Gal	Chairman of the Board and Chief Executive Officer	March 30, 2015
Avner Gal	(Principal Executive Officer)

/s/ Eran Hertz	Chief Financial Officer	March 30, 2015
Eran Hertz	(Principal Financial Officer and Principal Accounting Officer)

/s/ Zvi Cohen	Director	March 30, 2015
Zvi Cohen

/s / Dr. Robert Fischell	Director	March 30, 2015
Dr. Robert Fischell

/s/ David Malka	Director and Executive Vice President of Operations	March 30, 2015
David Malka

INTEGRITY APPLICATIONS, INC.

Consolidated Financial Statements
as of December 31, 2014

INTEGRITY APPLICATIONS, INC.

Consolidated Financial Statements
as of December 31, 2014

Report of Independent Registered Public Accounting Firm To the Stockholders of INTEGRITY APPLICATIONS, INC.	Fahn Kanne & Co. Head Office Levinstein Tower 23 Menachem Begin Road Tel-Aviv 66184, ISRAEL P.O.B. 36172, 61361 T +972 3 7106666 F +972 3 7106660 www.gtfk.co.il

We have audited the accompanying consolidated balance sheets of Integrity Applications, Inc. and subsidiary (hereinafter: the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Board of Directors and management of the Company.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1, the Company has not yet generated any material revenues from its operations to fund its activities and is therefore dependent upon external sources for financing its operations.  As of December 31, 2014, the Company has incurred accumulated deficit of $23,087,063, stockholder's deficit of $4,832,203 and negative operating cash flows.  These factors among others, as discussed in Note 1 to the consolidated financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FAHN KANNE & CO. GRANT THORNTON ISRAEL
Certified Public Accountants (Isr.)

Tel-Aviv, Israel
March 30, 2015

INTEGRITY APPLICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	December 31,
	2014	2013
A S S E T S
Current Assets
Cash and cash equivalents	5,827,560	2,385,911
Accounts receivable, net	23,250	-
Inventories (Note 3)	83,653	-
Other current assets (Note 4)	113,842	93,052
Total current assets	6,048,305	2,478,963

Property and Equipment, Net (Note 5)	122,491	107,209

Funds in Respect of Employee Rights Upon Retirement	177,470	170,033
Total assets	6,348,266	2,756,205
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (Note 6)	104,711	49,787
Other current liabilities (Note 7)	440,764	261,120
Long-Term Loans from Stockholders, current portion (Note 9)	454,532	-
Total current liabilities	1,000,007	310,907

Long-Term Liabilities
Long-Term Loans from Stockholders (Note 9)	163,459	693,092
Liability for Employee Rights Upon Retirement (Note 2I)	210,700	236,074
Warrants with Down-Round Protection (Note 11D)	2,057,618	8,216,705
Total long-term liabilities	2,431,777	9,145,871

Total liabilities	3,431,784	9,456,778
Commitments and Contingent Liabilities (Note 10)
Temporary Equity
Convertible Preferred Stock of $ 0.001 par value ("Preferred Stock"):
10,000,000 shares of Preferred Stock authorized as of December 31, 2014 and as of December 31, 2013
Preferred Stock Series A issued and outstanding 7,407 shares as of December 31, 2014 and 7,417 shares as of December 31, 2013	4,356,657	4,362,545
Preferred Stock Series B issued and outstanding 8,500 shares as of December 31, 2014 and 0 shares as of December 31, 2013	3,392,028	-
Total temporary equity	7,748,685	4,362,545
Stockholders' Deficit
Common Stock of $ 0.001 par value ("Common Stock"):
40,000,000 shares authorized as of December 31, 2014 and December 31, 2013; issued and outstanding 5,323,059 shares and 5,301,693 shares as of December 31, 2014 and December 31, 2013, respectively	5,324	5,302
Additional paid in capital	18,182,866	14,532,068
Accumulated other comprehensive income (loss)	66,670	52,702
Accumulated deficit	(23,087,063)	(25,653,190)
Total stockholders' deficit	(4,832,203)	(11,063,118)
Total liabilities, temporary equity and stockholders’ deficit	6,348,266	2,756,205

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	US dollars
	Year ended December 31,
	2014	2013	2012

Revenues	59,775	-	-

Research and development expenses (Note 12)	1,849,624	1,986,754	1,920,690
Selling, marketing and general and administrative expenses (Note 13)	1,817,510	1,041,140	852,908
Total operating expenses	3,667,134	3,027,894	2,773,598
Operating loss	3,607,359	3,027,894	2,773,598
Financing (income) expenses, net (Note 14)	(6,587,785)	6,768,959	(1,291)
Income (loss) for the period	2,980,426	(9,796,853)	(2,772,307)
Other comprehensive income (loss):
Foreign currency translation adjustment	(13,968)	(43,777)	13,709

Comprehensive income (loss) for the period	2,966,458	(9,840,630)	(2,758,598)

Income (loss) per share (Basic) (Note 16)	0.37	(1.95)	(0.52)
Income (loss) per share (Diluted) (Note 16)	0.37	(1.95	(0.52)
Common shares used in computing Basic income (loss) per share (Note 16)	5,304,500	5,325,714	5,314,800
Common shares used in computing Diluted income (loss) per share (Note 16)	5,349,242	5,325,714	5,314,800

The accompanying capital notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	US Dollars (except share data)
	Common Stock			Accumulated other		Total
	Number of shares	Amount	Additional paid in capital	comprehensive income (loss)	Accumulated deficit	stockholders’ equity (deficit)

Balance as of January 1, 2012	5,295,543	5,296	13,457,828	22,634	(12,517,519)	968,239
Loss for the year	-	-	-	-	(2,772,307)	(2,772,307)
Other comprehensive loss	-	-	-	(13,709)	-	(13,709)
Issuance of shares of Common Stock, net of related expenses	165,057	165	917,014	-	-	917,179
Warrants classified to equity due to the expiration of the down-round protection period	-	-	48,007	-	-	48,007
Stock-based compensation	-	-	349,522	-	-	349,522
Balance as of December 31, 2012	5,460,600	5,461	14,772,371	8,925	(15,289,826)	(503,069)

Loss for the year	-	-	-	-	(9,796,853)	(9,796,853)
Other comprehensive income	-	-	-	43,777	-	43,777
Amount classified out of stockholders equity and presented as liability and temporary equity with respect to Common Stock replaced with units comprised of convertible Preferred Stock and warrants	(162,907)	(163)	(1,140,186)	-	-	(1,140,349)
Conversion of Preferred Stock	4,000	4	23,196	-	-	23,200
Stock dividend to certain Common Stock holders	-	-	278,263	-	(278,263)	-
Warrants issued as consideration for placement services	-	-	562,805	-	-	562,805
Cash dividend on Series A Preferred Stock	-	-	-	-	(288,248)	(288,248)
Stock-based compensation	-	-	35,619	-	-	35,619
Balance as of December 31, 2013	5,301,693	5,302	14,532,068	52,702	(25,653,190)	(11,063,118)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (cont.)

	US Dollars (except share data)
	Common Stock			Accumulated other		Total
	Number of shares	Amount	Additional paid in capital	comprehensive income (loss)	Accumulated deficit	stockholders’ equity (deficit)

Balance as of January 1, 2014	5,301,693	5,302	14,532,068	52,702	(25,653,190)	(11,063,118)
Income for the year	-	-	-	-	2,980,426	2,980,426
Other comprehensive income	-	-	-	13,968	-	13,968
Amounts allocated to Series B-1 and Series B-2 Warrants, net	-	-	3,320,429	-	-	3,320,429
Amount classified out of stockholders deficit and presented as Warrants with Down-Round Protection within long-term liabilities	-	-	(400,671)	-	-	(400,671)
Conversion of Series A Preferred Stock into Common Stock	1,725	2	5,886	-	-	5,888
Warrants issued as consideration for placement services	-	-	630,936	-	-	630,936
Stock dividend to certain Common Stock holders	654	1	(1)	-	-	-
Stock dividend on Series B Preferred Stock	18,986	19	43,839	-	(43,858)	-
Cash dividend on Series A Preferred Stock	-	-	-	-	(370,441)	(370,441)
Stock-based compensation	-	-	50,380	-	-	50,380
Balance as of December 31, 2014	5,323,058	5,324	18,182,866	66,670	(23,087,063)	(4,832,203)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Income (loss) for the period	2,980,426	(9,796,853)	(2,772,307)
Adjustments to reconcile income (loss) for the period to net cash used in operating activities:
Depreciation	34,683	33,684	25,546
Decrease in liability for employee rights upon retirement	-	(9,959)	(17,237)
Stock-based compensation	50,380	35,619	349,522
Issuance costs allocated to warrants with down-round protection	-	390,928	-
Change in the fair value of warrants issued with down-round protection	(6,559,758)	6,251,242	(35,892)
Linkage difference on principal of loans from stockholders	(556)	14,382	9,849
Changes in assets and liabilities:
Increase in accounts receivable	(24,539)	-	-
Increase in inventory	(94,895)	-	-
Decrease (increase) in other current assets	(32,416)	(5,234)	14,106
Increase (decrease) in accounts payable	68,838	(77,259)	48,850
Increase (decrease) in other current liabilities	216,192	(54,317)	80,574
Net cash used in operating activities	(3,361,645)	(3,217,767)	(2,296,989)

Cash flows from investment activities:
Increase in funds in respect of employee rights upon retirement	(28,058)	(40,029)	(6,387)
Purchase of property and equipment	(63,455)	(64,252)	(11,347)
Net cash used in investment activities	(91,513)	(104,281)	(17,734)

Cash flows from financing activities
Credit from banking institutions (repayment)	-	(38,801)	36,348
Proceeds from issuance of Common Stock, net of cash issuance expenses	-	-	917,179
Cash dividend on Series A Preferred Stock	(370,441)	(288,248)	-
Proceeds allocated to convertible Preferred Stock, net of cash issuance expenses	3,710,860	3,960,958	-
Proceeds allocated to Series A Warrants with down-round protection, net of cash issuance expenses	-	1,421,983	-
Proceeds allocated to Series B Warrants, net of cash issuance expenses	3,632,531	-	-
Net cash provided by financing activities	6,972,950	5,055,892	953,527
Effect of exchange rate changes on cash and cash equivalents	(78,143)	108,656	8,103
Increase (decrease) in cash and cash equivalents	3,441,649	1,842,500	(1,353,093)
Cash and cash equivalents at beginning of the period	2,385,911	543,411	1,896,504
Cash and cash equivalents at end of the period	5,827,560	2,385,911	543,411

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

Supplementary information on financing activities not involving cash flows:

During the first quarter of 2014, 10.01 shares of Series A Preferred Stock were converted into 1,725 shares of Common Stock. Accordingly, $5,888, representing the carrying value of such shares of Series A Preferred Stock was reclassified from temporary equity to stockholders’ equity (deficit).

$630,936, representing the fair value of warrants issued as consideration for placement services, was accounted for as additional paid-in capital in the statement of changes in stockholders’ equity (deficit). Of these direct  issuance expenses, $312,103 was allocated to the Series B-1 and Series B-2 Warrants and was recorded as a reduction of additional paid in capital, and $318,833 was allocated to the Series B Preferred Stock and recorded as a reduction of temporary equity.

$43,858, representing the fair value of the shares of Common Stock issued to owners of Series B Preferred Stock, was accounted for as a stock dividend in the statement of changes in stockholders’ equity (deficit) and was charged to accumulated deficit against additional paid in capital and Common Stock therein.

$400,671, representing the amount classified out of stockholders deficit and presented as Warrants with Down-Round Protection within long-term liabilities (See Note 11E.1.d).

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

Since its incorporation, the Company did not conduct any material operations other than those carried out by Integrity Israel.  The development and commercialization of Integrity Israel's product is expected to require substantial expenditures.  Integrity Israel and the Company (collectively, the "Group") have not yet generated any material revenues from operations, and therefore they are dependent upon external sources for financing their operations. As of December 31, 2014, the Group has incurred accumulated deficit of $23,087,063, stockholder's deficit of $4,832,203 and negative operating cash flows.  These factors raise substantial doubt about the Group’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  During 2012, the Company raised a total amount of approximately $1.0 million (net of related expenses) from the issuance of Common Stock. During 2013, the Company raised funds in an approximate amount of $5.3 million (net of related cash expenses) from the issuance of units (the “Series A Units”) consisting of shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and detachable warrants to purchase shares of the Company’s Common Stock (the “Series A Warrants” or “warrants with down round protection”), see also Note 11A.2, Note 11B and Note 11D.  During the period between August and December of 2014, the Company raised funds in an aggregate amount of approximately $7.3 million (net of related cash expenses) from the issuance of units (the “Series B Units”), each consisting of (a) one share of the Company’s newly designated Series B 5.5% Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), convertible into Common Stock at an initial conversion price of $5.80 per share, (b) a five year warrant to purchase, at an exercise price of $5.80 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series B Preferred Stock (each a “Series B-1 Warrant”) and (c) a five year warrant to purchase, at an exercise price of $10.00 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series B Preferred Stock (each a “Series B-2 Warrant” and, together with the Series B-1 Warrants, collectively, the “Series B Warrants”), see Also Note 11A.3 and Note 11C.

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

As described in Note 1A and Note 1B above, the Group has limited operating history and faces a number of risks and uncertainties regarding finalization of the development process, demand and market acceptance of the Group's products, the effects of technological changes, competition and the development of products by competitors.  Additionally, other risk factors and uncertainties also exist, such as the ability to manage growth and the effect of planned expansion of operations on the Group's future results. The Group expects to continue incurring significant operating costs and losses in connection with the development of its products and marketing efforts. The Group has not yet generated any material revenues from its operations to fund its activities and therefore the Group is dependent on the receipt of additional funding from its stockholders and new investors in order to continue as a going concern.

D.
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

A.	Use of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to (a) the allocation of proceeds and related issuance costs of the Series A Units, (b) the allocation of the proceeds and the related issuance costs of the Series B Units, (c) the fair value estimate of the Series A Warrants (which include down-round protection) and (d) the going concern assumptions.

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

	Year ended December 31,
	2014	2013	2012
Official exchange rate of NIS 1 to US dollar	0.257	0.288	0.268

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

C.	Principles of consolidation

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

Cost is determined as follows:

With respect to raw materials, the Group calculates cost using the average cost method.

With respect to work in process and finished products, the Group calculates the cost on the basis of the average direct manufacturing costs, including materials, labor and other direct manufacturing costs.

The Group evaluates its ability to realize the value of its inventory based on a combination of factors. In addition, management evaluates whether inventory reserve for slow-moving items is required. To date, the Group has not recorded any reserves with respect to its inventory.

F.	Property and equipment, net

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

2.	Rates of depreciation:

%
Computers	33
Furniture and office equipment	7-15
Leasehold improvements	Shorter of lease term and 10 years

G.	Impairment of long-lived assets

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

INTEGRITY APPLICATIONS, INC.

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

The Group accounts for uncertain tax positions in accordance with ASC Topic 740-10, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. According to ASC Topic 740-10, tax positions must meet a more-likely-than-not recognition threshold. The Group’s accounting policy is to classify interest and penalties relating to uncertain tax positions under income taxes, however the Group did not recognize such items in its fiscal 2014, 2013 and 2012 financial statements and did not recognize any liability with respect to unrecognized tax position in its balance sheet.

I.	Liability for employee rights upon retirement

Integrity Israel's liability for employee rights upon retirement with respect to its Israeli employees is calculated pursuant to the Israeli Severance Pay Law, based on the most recent salary of each employee multiplied by the number of years of employment of each such employee as of the balance sheet date. Employees are entitled to one month's salary for each year of employment, or ratable portion thereof for periods less than one year. Integrity Israel makes monthly deposits to insurance policies and severance pay funds.

The deposited funds may be withdrawn upon the fulfillment of Integrity Israel's severance obligations pursuant to Israeli severance pay laws or labor agreements with its employees.  The value of the deposited funds is based on the cash surrender value of these policies, and includes immaterial profits or losses.

Commencing in 2011, Integrity Israel’s agreements with its Israeli employees are in accordance with Section 14 of the Severance Pay Law. Payments in accordance with Section 14 release the employer from any future severance payments in respect of those employees. Related obligations and liabilities under Section 14 are not recorded as an asset or as a liability in the Company's balance sheet.

Severance expenses for the year ended December 31, 2014, 2013 and 2012 amounted to $101,220, $91,588 and $78,556, respectively.

J.	Revenue recognition

Revenues are recognized in accordance with ASC 605, "Revenue Recognition" and SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed and determinable, collectability is reasonably assured and no further obligations exist. Provisions are made at the time of revenue recognition for any applicable warranty cost expected to be incurred (See Note 2M).

The Company derives its revenues from sales of its GlucoTrack® model DF-F glucose monitoring device to distributors. The Company's products sold through agreements with distributors are generally non-exchangeable, non-refundable and non-returnable and, to date, the Company has not granted to any of its distributors any rights of price protection or stock rotation. Accordingly, the Company considers its distributors as end-users for revenue recognition purposes.

INTEGRITY APPLICATIONS, INC.

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

L.	Royalty-bearing grants

Royalty-bearing grants from the OCS to fund approved research and development projects are recognized at the time Integrity Israel is entitled to such grants, on the basis of the costs incurred and reduce research and development costs.  The cumulative research and development grants received by Integrity Israel from inception through December 2004 amounted to $93,300.  Integrity Israel has not received any research and development grants since December 2004.

As of December 31, 2014, 2013 and 2012, the Group accrued royalties to the OCS in the amounts of $1,793, $0 and $0, respectively.

M.	Warranty

The Group provides a 24 month warranty for its products at no cost. The Group estimates the costs that may be incurred during the warranty period and records a liability for the amounts of such costs at the time revenues are recognized. As of December 31, 2014 warranty expenses were immaterial.

N.	Basic and diluted income (loss) per share

Basic income (loss) per share is computed by dividing the income (loss) for the period applicable for Common Stockholders by the weighted average number of shares of Common Stock outstanding during the period. Securities that may participate in dividends with the Common Stock (such as the convertible Preferred Stock) are included in the computation of basic income per share using the two class method. However, in periods of net loss, such participating securities are not included since the holders of such securities do not have a contractual obligation to share the losses of the Company.

In computing diluted income per share, basic earnings per share are adjusted to reflect the potential dilution that could occur upon the exercise of options or warrants issued or granted using the “treasury stock method” and upon the conversion of Preferred Stock using the "if-converted method", if the effect of each of such financial instruments is dilutive.

O.	Stock-based compensation

The Group measures and recognizes the compensation expense for all equity-based payments to employees based on their estimated fair values in accordance with ASC 718, “Compensation-Stock Compensation”. Share-based payments including grants of stock options are recognized in the statement of operations as an operating expense based on the fair value of the award at the date of grant.  The fair value of stock options granted is estimated using the Black-Scholes option-pricing model.  The Group has expensed compensation costs, net of estimated forfeitures, applying the accelerated vesting method, over the requisite service period or over the implicit service period when a performance condition affects the vesting, and it is considered probable that the performance condition will be achieved.

Share-based payments awarded to consultants (non-employees) are accounted for in accordance with ASC Topic 505-50, "Equity-Based Payments to Non-Employees".

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

P.	Fair value of financial instruments

ASC Topic 825-10, "Financial Instruments" defines financial instruments and requires disclosure of the fair value of financial instruments held by the Group. The Group considers the carrying amount of cash and cash equivalents, other current assets, accounts payable, current portion of long-term loans from stockholders and other current liabilities balances, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.  The Series A Warrants with down-round protection represent a derivative liability and therefore are measured and presented on the balance sheet at fair value. The fair value measurement of the warrants is classified as level 3. The Group did not estimate the fair value of the long-term loans from stockholders since their repayment schedule has not yet been determined.

Q.	Concentrations of credit risk

Financial instruments that potentially subject the Group to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  Cash and cash equivalents are deposited with major banks in Israel and the United States of America. Management believes that such financial institutions are financially sound and, accordingly, minimal credit risk exists with respect to these financial instruments. The Group does not have any significant off-balance-sheet concentration of credit risk, such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

R.	Contingencies

The Group records accruals for loss contingencies arising from claims, litigation and other sources when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Legal costs incurred in connection with loss contingencies are expensed as incurred.

S.	Temporary equity

As more fully described in Note 11A.2, Note 11B, Note 11A.3 and Note 11C, in March 2013 and during the period between August until December 31, 2014, the Company issued Series A Preferred Stock and Series B Preferred Stock, respectively, which provide a liquidation preference and certain redemption rights for the benefit of the holders of such Preferred Stock upon the occurrence of certain events, some of which are not within the Company’s control.  Accordingly, both the Series A Preferred Stock and the Series B preferred Stock are presented as temporary equity.

Upon initial recognition, the Series A Preferred Stock issued together with detachable Series A Warrants (classified as a liability) were measured based on the "residual approach" and were presented net of the direct issuance expenses that were allocated to them. Upon initial recognition, the Series B Preferred Stock issued together with detachable Series B Warrants (classified as equity) were measured based on the relative fair value basis and were presented net of the direct issuance expenses that were allocated to them.

Since at the respective issuance dates of the Series A Preferred Stock and the Series B Preferred Stock, the exercise price of the conversion feature (based on the effective conversion rate of the Series A Preferred Stock and the Series B Preferred Stock into Common Stock) was higher than the estimated fair value of the Company’s Common Stock, it was determined that the conversion feature was not beneficial. On each balance sheet date, the Company’s management assesses the probability of redemption of the Preferred Stocks. In the event that management determines such redemption to be probable as of an applicable balance sheet date, the Company will recognize a liability in an amount equal to the aggregate redemption price of the Preferred Stocks. In addition, upon such determination, the difference between the amount that was allocated to the Preferred Stock (after deduction of issuance expenses) and such redemption amount will be accreted over the period beginning on the date that it becomes probable that the instrument will become redeemable and ending on the earliest redemption date.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

T.	Series A Warrants with down-round protection

The Company considered the provisions of ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”, with respect to the detachable warrants that were issued to the Series A Unit Purchasers, as described in Note 11D, and determined that as a result of the “down-round” protection that would adjust the exercise price of the warrants to the price at which the Company subsequently issues shares or other equity-linked financial instruments, if that price is less than the original exercise price of the warrants, such warrants cannot be considered as indexed to the Company's own stock. Accordingly, the warrants were recognized as derivative liability at their fair value on initial recognition. In subsequent periods, the warrants are marked to market with the changes in fair value recognized as financing expense or income in the consolidated statement of operations. The direct issuance expenses that were allocated to the detachable warrants were expensed as incurred.

U.	Recently issued accounting pronouncements

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

The adoption of ASU 2013-5 did not have a material impact on the Group's consolidated results of operations and financial condition.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

U.	Recently issued accounting pronouncements (cont.)

2.	ASC Topic 915, "Development Stage Entities"

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

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. For public business entities, the amendment eliminating the exception to the sufficiency-of-equity-at-risk criterion for development stage entities should be applied retrospectively for annual reporting periods beginning after December 15, 2015, and interim periods therein.

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company adopted ASU-2014-10 at this annual report. Other than the elimination of the inception-to-date information and other disclosure requirements of Topic 915 and the update of risks and uncertainties disclosure in accordance with Topic 275, the adoption of ASU 2014-10 did not have a material impact on the financial position or results of operations of the Company.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

U.	Recently issued accounting pronouncements (cont.)

3.	Accounting Standard Update 2014-09, “Revenue from Contracts with Customers”

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

The Company is in the process of assessing the impact, if any, of ASU 2014-15 on its consolidated financial statements or related disclosures.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

U.	Recently issued accounting pronouncements (cont.)

5.	Accounting Standard Update 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity”

In November 2014, the FASB issued Accounting Standard Update 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity ("ASU 2014-16").

The amendments in ASU 2014-16 clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The assessment of the substance of the relevant terms and features should incorporate a consideration of the characteristics of the terms and features themselves; the circumstances under which the hybrid financial instrument was issued or acquired; and the potential outcomes of the hybrid financial instrument, as well as the likelihood of those potential outcomes.

The amendments ASU 2014-16 apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share.

The amendments in ASU 2014-16 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 (fiscal 2016 for the Company). Early adoption, including adoption in an interim period, is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

The effects of initially adopting the amendments in ASU 2014-16 should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods.

The Company is in the process of assessing the impact, if any, of ASU 2014-16 on its consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3	–	INVENTORIES

	US dollars
	December 31,
	2014	2013

Raw materials	55,557	-
Work in progress	16,459	-
Finished products	11,637	-
	83,653	-

NOTE 4	–	OTHER CURRENT ASSETS

	US dollars
	December 31,
	2014	2013

Prepaid expenses	46,094	29,044
Government Institution (*)	67,748	64,008
	113,842	93,052

(*)	Represents amounts advanced by Integrity Israel to the Israeli tax authorities or amounts owed to Integrity Israel by the Israeli Value Added Tax authorities.

NOTE 5	–	PROPERTY AND EQUIPMENT, NET

	US dollars
	December 31,
	2014	2013

Computers	124,161	110,930
Furniture and office equipment	184,379	168,957
Leasehold improvements	22,992	25,761
	331,532	305,648
Less – accumulated depreciation	(209,041)	(198,439)
	122,491	107,209

During the years ended December 31, 2014, 2013 and 2012, depreciation expenses amounted to $34,683, $33,684 and $25,546, respectively, and new equipment purchases amounted to $63,455, $64,252 and $11,347, respectively.

NOTE 6	–	ACCOUNTS PAYABLE

	US dollars
	December 31,
	2014	2013

Open accounts	104,711	8,085
Checks payable	-	41,702
	104,711	49,787

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 7	–	OTHER CURRENT LIABILITIES

	US dollars
	December 31,
	2013	2013

Employees and related institutions	204,890	217,027
Accrued expenses and other	235,874	44,093
	440,764	261,120

NOTE 8	–	LINE OF CREDIT

As of December 31, 2014, the Group had an unutilized credit line of approximately $77,141 (NIS 300,000) with its Israeli banks. Borrowings under the line of credit are secured by funds on deposit with the bank at the time of borrowing, which generally must be sufficient to cover the principal amount of the borrowings in full.

NOTE 9	–	LONG-TERM LOANS FROM STOCKHOLDERS

During the years 2003-2004, Integrity Israel received loans from stockholders (three separate lenders).  The loans are indexed to the Israeli Consumer Price Index from their origination date and bear no interest.

The Group will be required to pay the loans, in quarterly installments, commencing on the first quarter following the first fiscal year in which the Group reports net profit in its annual report.  At such time, the Group will be required to make quarterly payments equal to 10% of its total sales for each quarter until the loans have been repaid in full.  Notwithstanding the repayment mechanism, the Group will not be required to repay the loans during any period in which such payment would cause a deficit in the Group's working capital. As of December 31, 2014, no repayments of the stockholders loans have been made.

As of December 31, 2014 the Group presented the Dimri loan to be repaid during 2015 pursuant an arbitration decision issued on March 11, 2015 (See Note 10D and Note 19) as short-term liability.  As of December 31, 2014, the Group does not expect to make any additional material repayments, if any, and as such all other loans from stockholders have been presented as long-term liabilities.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10	–	COMMITMENTS AND CONTINGENT LIABILITIES

A.
On March 4, 2004, the OCS provided Integrity Israel with a grant of approximately $93,300 (NIS 420,000), for its plan to develop a non-invasive blood glucose monitor (the “Development Plan”). Integrity Israel is required to pay royalties to the OCS at a rate ranging between 3-5% of the proceeds from the sale of the Group's products arising from the Development Plan up to an amount equal to $93,300, plus interest at LIBOR from the date of grant. As of December 31, 2014, the contingent liability with respect to royalty payment on future sales equals approximately $91,507, excluding interest. Such contingent obligation has no expiration date.

B.
Integrity Israel currently leases approximately 3,100 sq. ft. of office space in the city of Ashkelon, Israel for its principal offices and prototype laboratory.  The lease term began on February 1, 2006 and was extended until January 31, 2009.  Pursuant to a verbal agreement with the landlord, Integrity Israel currently leases this facility on a monthly basis at a cost of approximately $2,957 (NIS 11,500).

C.
In 2010, the Company engaged Andrew Garrett, Inc. as its exclusive placement agent (the "Placement Agent") for a private placement transaction. Pursuant to a placement agent agreement with the Placement Agent entered into with respect to such private placement, the Placement Agent (or its sub-agents) was paid, as a commission, an amount equal to 7% of the funds raised in each, such offering, plus 3% of the funds as a management fee plus a 3% non-accountable expense allowance (13% in the aggregate), all in cash.  In addition, pursuant to such placement agent agreement, the Company was required to and did issue to the Placement Agent (or its sub-agents) warrants to purchase up to 10% of the shares of Common Stock issued to investors (or underlying convertible securities issued to investors) in connection with such offerings at a price per share equal to the offering price subject to certain price adjustments.

In 2012, the Company engaged the Placement Agent, on substantially the same financial terms as those described above, in connection with an offering of up to $5,000,000 of its Common Stock, which offering was subsequently converted to an offering of up to $7,500,000 of Series A Units consisting of Preferred Stock and Warrants (the “2012 Offering”).

In 2014, the Company engaged the Placement Agent, on substantially the same financial terms as those described above (except that the commission was 6% and the management fee was 4%), in connection with an offering of up $25,000,000 of its securities, which engagement ultimately culminated in the issuance and sale of $8,500,000 Series B Units (the “2014 Offering”). Based on the agreement signed on 2014, the Placement Agent will have a right of first refusal on any private equity, debt or rights offering for a period of 24 months from the date on which marketing efforts with respect to the 2014 Offering began. In addition, pursuant to such agreement, the Company is required to use its reasonable efforts to have the Placement Agent named as a co-underwriter in any secondary public offering by the Company in the 12 months following completion of the 2014 Offering.

The Company paid the Placement Agent $1,255,606, $820,493 and $150,202, in cash during 2014, 2013 and 2012, respectively.  See Notes 11B, Note 11C and Note 11E.1 as per warrants issued to the Placement Agent.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10	–	COMMITMENTS AND CONTINGENT LIABILITIES (cont.)

D.
Y.H. Dimri Holdings, which was a shareholder of Integrity Israel prior to the reorganization and merger described in Note 1 ("Dimri"), has alleged (post the reorganization) that, in connection with such reorganization, certain of Dimri's rights in Integrity Israel were violated.  Under Dimri's investment agreement (the “Investment Agreement”), certain rights in Integrity Israel were granted to Dimri, including an anti-dilution provision that provided that Dimri’s holdings in Integrity Israel would not be diluted below 18% of Integrity Israel’s issued capital shares as a result of any investment in Integrity Israel.  On the date of the reorganization, Dimri owned 18% of Integrity Israel’s ordinary shares and, therefore, upon the completion of the reorganization, Dimri was entitled to receive 18% of the shares of Common Stock of the Company outstanding on such date in exchange for his shares in Integrity Israel, subject to the fulfillment of certain requirements.  The Company's management, considering the legal advice of its Israeli legal counsel, asserted that, given that Dimri no longer owns shares in Integrity Israel as a result of the reorganization, rights attached to the shares in Integrity Israel no longer exist in Integrity Israel and do not and have never existed in the Company.  However, Dimri has refused to acknowledge or agree to the termination of these rights and has challenged the Company's position.

On June 23, 2011, Dimri appealed to the District Court of HaMerkaz District in Petah Tikva, Israel, requesting the court to appoint an arbitrator to decide the dispute between Integrity Israel, the founders of Integrity Israel and Mr. Dimri (HPB 40754-06-11). On September 25, 2011, Integrity Israel's legal counsel filed an answer with the Court, disputing the facts and allegation raised in Dimri's motion and suggesting choosing an arbitrator with certain capacities, experience and skills. On December 26, 2011, an arbitrator was appointed in this matter. On March 20, 2012, Dimri submitted a statement of claim to the arbitrator and pled for a declaratory judgment against Integrity Israel and the founders of Integrity Israel.  Dimri claimed that its rights under the loan and investment agreement, Integrity Israel’s Articles of Association and two other internal agreements entered into among the founders of Integrity Israel are valid and in effect.  Dimri also pled for an injunction requiring the founders of Integrity Israel to transfer shares of the Company’s Common Stock held by them to Dimri, from time to time, in such amounts necessary so that Dimri’s holdings in the Company would not be diluted below 18% of the Company’s issued share capital at any time.  The defendants in the arbitration submitted a statement of defense on May 28, 2012 and Dimri submitted a reply on June 14, 2012.  At a preliminary session held on June 19, 2012, the arbitrator suggested that the parties meet with him in order to examine whether a settlement can be reached.  A meeting for this purpose had been set for August 27, 2012 but has been postponed by the arbitrator.  After several postponements, Dimri submitted its affidavits on October 16, 2012. The defendants submitted their affidavits on February 7, 2013. Testimony and summary hearings have been conducted during June 2013. Thereafter, the parties entered into settlement discussions.

On March 11, 2015, the arbitrator issued a binding arbitration decision (the “Arbitration Decision”) which documents the parties’ negotiated settlement of such arbitration (See Note 19).

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 11	–	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION

A.	1.	Description of the rights attached to the Common Stock

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

2.	Description of the rights attached to the Series A Preferred Stock

Holders of Series A Preferred Stock are entitled to receive cumulative dividends at a rate of 5% per annum, based on the stated value per share of the Series A Preferred Stock, which was initially $1,000 per share.  Dividends on the Series A Preferred Stock are payable quarterly on March 31, June 30, September 30 and December 31 of each year, beginning on March 31, 2013, and on each conversion date (with respect to the shares of Series A Preferred Stock being converted).  Until September 13, 2013, dividends were payable only in cash. Thereafter, dividends on the Series A Preferred Stock became payable, at the option of the Company, in cash and/or, if certain conditions are satisfied (including, among others, that the volume weighted average trading price for the Common Stock on its principal trading market is equal to or greater than 110% of the then current conversion price for the Series A Preferred Stock for five consecutive trading days prior to the dividend payment date), in shares of Common Stock, valued at the then current conversion price of the Series A Preferred Stock.  The Company will incur a late fee of 9% per annum, payable in cash, on dividends that are not paid within three trading days of the applicable dividend payment date. During the years ended December 31, 2014 and 2013 the Company paid an aggregate of $370,441 and $288,248, respectively, as cash dividend to its Series A Preferred Stockholders.

The Company may become obligated to redeem the Series A Preferred Stock in cash upon the occurrence of certain triggering events, including, among others, a material breach by the Company of certain contractual obligations to the holders of the Series A Preferred Stock, the occurrence of a change in control of the Company, the occurrence of certain insolvency events relating to the Company, or the failure of the Common Stock to continue to be listed or quoted for trading on one or more specified United States securities exchanges or a regulated quotation service.  In addition, upon the occurrence of certain triggering events, each holder of Series A Preferred Stock will have the option to require the Company to redeem such holder’s shares of Series A Preferred Stock for a redemption price payable in shares of Common Stock or receive an increased dividend rate of 9% on all of such holder’s outstanding Series A Preferred Stock.

Subject to certain conditions, the Company will have the option to force the conversion of the Series A Preferred Stock (in whole or in part) if the volume weighted average price for the Common Stock on its principal trading market exceeds $11.60 for each of any 20 trading days during any 30 consecutive Trading Day period and the average daily dollar trading value for the Common Stock during such 30 day period exceeds $100,000.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 11	–	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

A.	2.	Description of the rights attached to the Series A Preferred Stock (cont.)

If the Company fails to timely deliver certificates for shares of Common Stock issuable upon conversion of the Series A Preferred Stock (the “Series A Conversion Shares”) and, as a result, the holder is required by its brokerage firm to purchase shares of Common Stock to deliver in satisfaction of a sale by such holder of the Series A Conversion Shares (a “Buy-In”), the Company will be required to: (a) pay the converting holder in cash an amount equal to the amount, if any, by which such holder’s total purchase price (including any brokerage commissions) for the shares of Common Stock so purchased exceeds the product of (i) the aggregate number of Series A Conversion Shares due to the holder, multiplied by (ii) the actual sale price at which the sell order giving rise to such purchase obligation was executed (including any brokerage commissions); and (b) at the option of such holder, either reissue (if surrendered) the shares of Series A Preferred Stock equal to the number of shares of Series A Preferred Stock submitted for conversion (in which case, such conversion will be deemed rescinded) or deliver to such holder the number of shares of Common Stock that would have been issued if the Company had timely complied with its delivery requirements.

In addition, the Company will be required to pay partial liquidated damages of $10 for each $1,000 of stated value of any shares of Series A Preferred Stock which have been converted by a holder and in respect of which the Company fails to deliver Series A Conversion Shares by the eighth trading day following the applicable conversion date.

As long as at least 15% of the originally issued shares of Series A Preferred Stock are outstanding, without the written consent of the holders of a majority in stated value of the outstanding Series A Preferred Stock, the Company will not be permitted to, among other things, incur indebtedness or liens not permitted under the Certificate of Designations; repay, repurchase, pay dividends on or otherwise make distributions in respect of any shares of Common Stock or other securities junior to the Series A Preferred Stock; or enter into certain transactions with affiliates of the Company.

Subject to the beneficial ownership limitation described below, holders of Series A Preferred Stock will vote together with the holders of Common Stock on an as-converted basis.  Holders will not be permitted to convert their Series A Preferred Stock if such conversion would cause such holder to beneficially own more than 4.99% of the outstanding number of shares of Common Stock outstanding after giving effect to such conversion (subject to increase to 9.99%, at the option of the holder, upon no less than 61 days prior written notice to the Company) (the “Beneficial Ownership Limitation”).  In addition, no holder may vote any shares of Series A Preferred Stock (on an as converted to Common Stock basis) in excess of the Beneficial Ownership Limitation.

Subject to certain limitations, so long as any initial Series A Unit purchaser holds any shares of Series A Preferred Stock, if (1) the Company sells any shares of Common Stock or other securities convertible into, or rights to acquire, Common Stock and (2) a Purchaser then holding Series A Preferred Stock, Warrants, Conversion Shares or Warrant Shares (defined below) reasonably believes that any of the terms and conditions appurtenant to such issuance or sale are more favorable to the purchaser in such subsequent sale of securities than are the terms and conditions granted to such Purchaser, then the Purchaser will be permitted to require the Company to amend the terms of this transaction (only with respect to such Purchaser) so as to match the terms of the subsequent issuance (including, for the avoidance of doubt, any terms and provisions that are or may be less favorable to such Purchaser).

The conversion price of the shares of Series A Preferred Stock that were included in the Series A Units is subject to adjustment for certain issuances of Common Stock or other securities of the Company at an effective price per share that is lower than the conversion price then in effect ($5.80 per share at December 31, 2014 and 2013), as well as for stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 11	–	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

A.	3.	Description of the rights attached to the Series B Preferred Stock

Holders of Series B Preferred Stock are entitled to receive cumulative dividends at a rate of 5.5% per annum, based on the stated value per share of Series B Preferred Stock. Dividends on the Series B Preferred Stock are payable quarterly on March 31, June 30, September 30 and December 31 of each year, beginning on September 30, 2014, and on each conversion date (with respect to the shares of Series B Preferred Stock being converted). For so long as required under the terms of the Certificate of Designations for the Company’s outstanding Series A Preferred Stock, dividends on Series B Preferred Stock will be payable only in shares of Common Stock. Thereafter, dividends on the Series B Preferred Stock will be payable, at the option of the Company, in cash and/or, if certain conditions are satisfied, shares of Common Stock or a combination of both. Shares of Common Stock issued as payment of dividends will be valued at the lower of (a) the then current conversion price of the Series B Preferred Stock or (b) the average of the volume weighted average price for the Common Stock on the principal trading market therefor for the 10 trading days immediately prior to the applicable dividend payment date. The Company will incur a late fee of 9% per annum, payable in cash, on dividends that are not paid within three trading days of the applicable dividend payment date. As of December 31, 2014 the Company issued a total of 18,986 shares of Common Stock at an estimated fair value of $43,858 as dividend in kind to holders of Series B Preferred Stock.

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

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 11	–	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

A.	3.	Description of the rights attached to the Series B Preferred Stock (cont.)

If the Company fails to timely deliver certificates for shares of Common Stock issuable upon conversion of the Series B Preferred Stock (the “Series B Conversion Shares”) which results in a Buy-In, the Company will be required to: (a) pay the converting holder in cash an amount equal to the amount, if any, by which such holder’s total purchase price (including any brokerage commissions) for the shares of Common Stock so purchased exceeds the product of (i) the aggregate number of Series B Conversion Shares due to the holder, multiplied by (ii) the actual sale price at which the sell order giving rise to such purchase obligation was executed (including any brokerage commissions); and (b) at the option of such holder, either reissue (if surrendered) the shares of Series B Preferred Stock equal to the number of shares of Series B Preferred Stock submitted for conversion (in which case, such conversion will be deemed rescinded) or deliver to such holder the number of shares of Common Stock that would have been issued if the Company had timely complied with its delivery requirements.

In addition, the Company will be required to pay partial liquidated damages of $10 for each $1,000 of stated value of any shares of Series B Preferred Stock which have been converted by a holder and in respect of which the Company fails to deliver Series B Conversion Shares by the eighth trading day following the applicable conversion date.

As long as at least 35% of the originally issued shares of Series B Preferred Stock are outstanding, without the written consent of the holders of a majority in stated value of the outstanding Preferred Stock, the Company will not be permitted to, among other things, incur indebtedness or liens not permitted under the Certificate of Designations for the Series B Preferred Stock; repay, repurchase, pay dividends on or otherwise make distributions in respect of any shares of Common Stock or other securities junior to the Series B Preferred Stock; or enter into certain transactions with affiliates of the Company.

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

Subject to the Beneficial Ownership Limitation, holders of Series B Preferred Stock will vote together with the holders of Common Stock and Series A Preferred Stock on an as-converted basis. Holders will not be permitted to convert their Series B Preferred Stock if such conversion would cause such holder to beneficially own shares of outstanding Common Stock in excess of the Beneficial Ownership Limitation.

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

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 11	–	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

B.	The 2012 Offering

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

Subsequent to the Initial Closing, the 2012 Offering was converted from an offering of Common Stock to an offering of Units and, on March 13, 2013, the Company entered into a Securities Purchase Agreement with certain accredited investors (the “Series A Unit Purchasers”) pursuant to which the Company issued to the Series A Unit Purchasers an aggregate of 6,300 Series A Units.  The shares of Series A Preferred Stock comprising the Series A Units were convertible into an aggregate of 1,086,178 shares of Common Stock (based on a conversion price per share of $5.80) and the Series A Warrants comprising the Series A Units are exercisable into an aggregate of 1,086,178 shares of Common Stock at an original exercise price per share of $6.96, in each case subject to adjustment as described below (See also Note11D). After giving effect to the payment of commissions to the Placement Agent for the offering and the payment of certain offering expenses, the Company received net proceeds from the offering of approximately $5.4 million (See Note 10C).

The issuance and sale of the Series A Units constituted the second and final closing of an offering of the Company’s securities in a private placement transaction.   As a result of the conversion of the offering from an offering of Common Stock to an offering of Series A Units, the Company agreed with the Placement Agent that the Company would exchange the shares of Common Stock acquired by each First Closing Purchaser in the Initial Closing for such number of Series A Units equal to the aggregate purchase price paid by such First Closing Purchaser in the Initial Closing, divided by $1,000, in each case subject to the execution by the First Closing Purchaser of a consent to such modification.  Pursuant to this agreement, on May 13, 2013, the Company cancelled 162,907 of the 165,057 shares of Common Stock issued to the First Closing Purchasers and issued to such purchasers an aggregate of 1,140.35 Series A Units.  These Units included Series A Preferred Stock convertible into an aggregate of 196,597 shares of Common Stock and Series A Warrants exercisable for 196,597 shares of Common Stock.  The total fair value of such Series A Units was equal to the amount originally invested by the First Closing Purchasers that consented to exchange their shares into Units ($1,140,349).  As a result, during 2013, the total fair value of such Series A Units was classified out of stockholders equity and was presented as temporary equity (convertible Series A Preferred Stock) and liability (warrant with down-round protection), as applicable to each instrument.

In connection with the 2012 Offering, the Company also agreed with the Placement Agent for the offering that, following the closing of the sale of the Series A Units, the Company would issue to the holders of the 1,295,535 shares of Common Stock issued by the Company at a price of $6.25 per share pursuant to the Company’s previously completed private placement of Common Stock (occurred during 2011 and 2010) such number of shares of Common Stock as would effectively reduce the per share purchase price paid by such holders for such shares from $6.25 per share to $5.80 per share, in each case subject to the execution by the holder of a consent to such modification. As a result, upon the receipt of executed consents to modification from all such holders, the Company has issued or will be required to issue to such holders an aggregate of additional 100,526 shares of Common Stock.   The issuance or proposed issuance of such shares has been accounted for as a stock dividend.  As of September 30, 2013, the Common Stock had an estimated fair value of $2.77 per share.   Accordingly, an amount of $278,263 representing the fair value of the shares was charged to the accumulated deficit against additional paid in capital.

In connection with the 2012 Offering the Company incurred a total of $1,479,864 of issuance costs of which $562,805 attributable to non-cash compensation expenses relating to warrants issued to the Placement Agent (See Notes 10C and Note 11E.1.d). The allocation of the issuance proceeds to the Preferred Stock and to the detachable warrants and their respective issuance costs is described in Note 2S and Note 2T above.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 11	–	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

C.	The 2014 Offering

During August until December 31, 2014, the Company raised $8.5 million in gross proceeds from the issuance of 8,500 Series B Units (See Note 1B). After giving effect to the payment of commissions to the Placement Agent (See Note 10C) for the offering and the payment of certain offering expenses, the Company received net proceeds from the offering of approximately $7.3 million. The Series B Warrants have a five-year term commencing on the closing dates, as applicable. Until the end of the term, the Series B Warrants included in the Series B Units will be exercisable into Common Stock at any time and from time to time at an exercise price of $5.80 per share (with respect to the Series B-1 Warrants) or $10.00 per share (with respect to the Series B-2 Warrants). The Series B Warrants contain adjustment provisions substantially similar to those of the Series B Preferred Stock (See Note 11D), except that the Series B Warrants shall not include dilution protection for issuances of securities at an effective price per share lower than the conversion price of such Series B Warrants. No holder may exercise its Series B Warrants in excess of the Beneficial Ownership Limitation.

Pursuant to the Securities Purchase Agreement, dated March 13, 2013, relating to the issuance by the Company of Series A Units, the Company was required to and did notify the holders of the Series A Preferred Stock of the closing of the sale of the Series B Units, and following receipt thereof such holders of Series A Preferred Stock were entitled to elect to amend the terms of their purchase of Series A Units to match the terms of the Series B Units. To the extent any holder entitled to do so makes such election, the Company will be obligated to amend the terms of such holder’s Series A Units to match the terms of the Series B Units.

In connection with the 2014 Offering the Company incurred a total of $1,787,545 of issuance costs of which $630,936 attributable to non-cash compensation expenses relating to warrants issued to the Placement Agent (See Notes 10C and Note 11E.1.d). The allocation of the issuance proceeds to the Series A Preferred Stock and to the detachable Series B Warrants and their respective issuance costs is described in Note 2S.

D.	Warrants with down round protection

The Series A Warrants included in the Series A Units have a five-year term commencing on their issuance date. In accordance with their original terms, the Warrants were exercisable at any time at an exercise price of $6.96 per share.  The Series A Warrants contain adjustment provisions substantially similar to the adjustment provisions of the Series A Preferred Stock (See Note 11A.2), including provisions requiring an adjustment of the exercise price of the Series A Warrants to the price at which the Company subsequently issues shares or other equity-linked financial instruments, if that price is less than the original exercise price of the Series A Warrants (down-round protection).  In addition, the Series A Warrants provide for protection for a Buy-In on substantially the same terms as described above with respect to the Series A Preferred Stock.  No holder may exercise its Series A Warrants in excess of the Beneficial Ownership Limitation.

As a result of the issuance of the Series B Units, pursuant to the terms of the Series A Warrants, on August 29, 2014, the exercise price per share of the Series A Warrants decreased from $6.96 per share to $5.80 per share and the number of shares of Common Stock issuable upon exercise of each such warrant, in the aggregate, increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, will be equal to the aggregate exercise price prior to such adjustment. As of December 31, 2014 and 2013 an aggregate of 1,539,364 and 1,282,775, respectively, are exercisable into an shares of Common Stock, respectively.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 11	–	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

D.	Warrants with down round protection (cont.)

The Company has determined its derivative warrant liability to be a Level 3 fair value measurement and has used the Binomial pricing model to calculate its fair value. Because the warrants contain a price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations.

The key inputs used in the fair value calculations were as follows:

	December 31, 2014	December 31, 2013
Dividend yield (%)	-	-
Expected volatility (%) (*)	105.14	105.14
Risk free interest rate (%)	1.14	1.36
Expected term of options (years) (**)	3.20	4.20
Exercise price (US dollars)	5.8	6.96
Share price (US dollars) (***)	2.31	8.50
Fair value (US dollars)	1.13	6.405

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

(***)
The Common Stock price, per share reflects the Company’s management’s estimation of the fair value per share of Common Stock as of December 31, 2014 and 2013. In reaching its estimation for December 31, 2014, management considered, among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series B Units (See Note 1B, Note 11A.3 and Note 11C). The fair value per share of the Company’s Common Stock as of December 31, 2013 was based on the management’s estimate which was based among other factors on the closing price per share of the Company’s Common Stock on December 27, 2013, as reported on the OTCQB, which was the last reported sale of Common Stock in 2013.

INTEGRITY APPLICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 11	–	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

E.	Stock-based compensation

1.	Grants to non-employees

a.
During 2005, Integrity Israel granted to three consultants an aggregate sum of 144,250 of its ordinary shares of NIS 0.01 par value as consideration for consulting services, of which 92,610 were forfeited.

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

c.
In connection with the 2010 Offering, the Company issued to the Placement Agent warrants to purchase 45,097 and 84,459 shares, respectively, of the Company's Common Stock, with an exercise price of $6.25 per share, in 2011 and 2010, respectively.  The warrants expire on the fifth anniversary of the date on which the shares of Common Stock underlying such warrants are fully registered with the SEC.  The warrants include customary adjustment provisions for stock splits, reorganizations and other similar transactions and in addition, the warrants that were issued to the placement agent, included a limited period down-round protection which expired on September 1, 2012).

d.
In connection with the 2012 Offering, the Company issued to the Placement Agent (a) 5 year warrants to purchase up to 128,277 shares of Common Stock at an exercise price of $5.80 per share and (b) 5 year warrants to purchase up to 128,277 shares of Common Stock at an exercise price of $6.96 per share and (c) 5 year warrants to purchase up to 215 shares of Common Stock at an exercise price of $7.00 per share.  Such warrants have substantially the same terms as those issued to the Series A Unit Purchasers except that the Placement Agent warrants may also be exercisable on a cashless basis at all times (see Note 11B).  As a result of the issuance of the Series B Units, pursuant to the terms of the warrants, on August 29, 2014, the exercise price per share of the applicable warrants decreased from $6.96 and $7.00 per share to $5.80 per share and the number of shares of Common Stock issuable upon exercise of each such warrant, in the aggregate, increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, will be equal to the aggregate exercise price prior to such adjustment. As of December 31, 2014 the Placement Agent was entitled to an aggregate of 282,469 shares of Common Stock at an exercise price of $5.80 in connection with the 2012 Offering.

At the grant date, the average fair value per warrant was estimated at $2.19 using the following assumptions: dividend yield of 1%, expected volatility of 96.66%, risk free interest rate of 0.9%, stock price of $2.77 and exercise price ranging between $5.80 and $7.00. As of December 31, 2014, the average fair value per warrants that were affected by the down-round protection, were estimated at $1.13 using the following assumptions: dividend yield of 0%, expected volatility of 105.14%, risk free interest rate of 1.14%, stock price of $2.31 and exercise price of $5.80. As a result of the anti-dilution protection, the Company classified an amount of $400,671 out of stockholders deficit and presented as Warrants with Down-Round Protection within long-term liabilities.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 11	–	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

E.	Stock-based compensation (cont.)

1.	Grants to non-employees (cont.)

e.
In connection with the 2014 Offering, the Company issued to the Placement Agent (a) 5 year warrants to purchase up to 293,115 shares of Common Stock at an exercise price of $5.80 per share and (b) 5 year warrants to purchase up to 146,559 shares of Common Stock at an exercise price of $10.00 per share. The terms of the Placement Agent warrants will be substantially similar to the terms of the Series B Warrants except that the Placement Agent warrants may also be exercisable on a cashless basis at all times (see Note 11C).  The average fair value per warrant of $1.4 was estimated using the following assumptions: dividend yield of 0%, expected volatility of 105.14%, risk free interest rate of 1.66%, stock price of $2.31 and exercise price ranging between $5.8-10.0, as applicable.

f.
On September 10, 2013 the Company granted 26,484 options with an exercise price of $9.50 per share in consideration of investor relations services. The options vest ratably over a period of 12 months from the date of grant and will expire on the fifth anniversary thereof, subject to certain limitations. During 2014, following the termination of the agreement with the investor relations company, 8,828 options were forfeited. In connection with this grant the Company recorded during the years ended December 31, 2014 and 2013 non-cash compensation expenses amounting to $18,204 and $16,657, respectively. At December 31, 2014 and 2013 the fair value per option of $1.17 and $2.52, respectively was estimated using the Black-Scholes option pricing model with the following assumptions for 2014: dividend yield of 0%, expected volatility of 105.14%, risk free interest rate of 1.14%, stock price of $2.31 and exercise price of $9.50 and with the following assumptions for 2013: dividend yield of 0%, expected volatility of 105.14%, risk free interest rate of 0.12%, stock price of $8.50 and exercise price of $9.50.

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

Upon the adoption of the 2010 Share Incentive Plan, all options granted under the Integrity Israel's Plan were replaced by options subject to the 2010 Share Incentive Plan on a 1 for 1 basis. As of December 31, 2014, there are 78,708 shares available for future grants under the 2010 Share Incentive Plan.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 11	–	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

E.	Stock-based compensation (cont.)

2.	Grants to employees (cont.)

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

As of December 31, 2014, approximately $353,000 of unrecognized compensation costs are expected to be recognized upon receipt of the FDA approval, if and when received. The fair value of the shares was based on the recent share price applicable prior to the date of grant of such options.

The following tables present a summary of the status of the grants to employees, officers and directors as of December 31, 2014 and 2013:

	Number	Weighted average exercise price (US$)
Year ended December 31, 2014
Balance outstanding at beginning of year	414,847	5.74
Granted	44,000	7.00
Exercised	-	-
Forfeited	(8,000)	6.25
Balance outstanding at end of the year	450,847	5.85
Balance exercisable at the end of the year	302,360	5.58

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 11	–	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

E.	Stock-based compensation (cont.)

2.	Grants to employees (cont.)

	Number	Weighted average exercise price (US$)
Year ended December 31, 2013
Balance outstanding at beginning of year	471,854	5.47
Granted	-	-
Exercised	-	-
Forfeited	(57,007)	3.48
Balance outstanding at end of the year	414,847	5.74
Balance exercisable at the end of the year	298,910	5.55

The aggregate intrinsic value of the awards exercisable as of December 31, 2014, 2013 and 2012 is $23,830, $882,471 and $609,706, respectively.  The aggregate intrinsic value of the awards outstanding as of December 31, 2014, 2013 and 2012 was $23,830, $ 1,143,330 and $722,817, respectively. For the year ended December 31, 2014 the amount represents the total intrinsic value based on the Company’s management’s estimation of the fair value per share of Common Stock based among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series B Units (See Note 1B and Note 11A.3). For the year 2013 management’s estimate of the Company’s stock price of $8.50 was determined based among other factors on the closing sale price for the Common Stock as reported on the OTCQB on December 27, 2013, which was the last reported sale of Common Stock in 2013. For the year 2012 the amount represents the total intrinsic value, based on management's estimate of the Company's stock price of $7 less the weighted exercise price.

The following tables summarize information about options outstanding at December 31, 2014:

Exercise price (US$)	Outstanding at December 31, 2014	Weighted average remaining contractual life (years)	Weighted average exercise price	Exercisable at December 31, 2014	Weighted average remaining contractual life (years)

1.72	40,408	2.60	1.72	40,408	2.60
3.49	4,486	0.90	3.48	4,486	0.90
3.63	4,849	2.60	3.63	4,849	2.60
5.52	1,119	4.16	5.52	1,119	4.16
6.03	4,273	3.04	6.03	4,273	3.04
6.25	351,712	7.20	6.25	236,975	7.20
7.00	44,000	7.00	7.00	10,250	9.50
	450,847			302,360

As of December 31, 2014, approximately $37,000 and $3,000 of unrecognized compensation costs (excluding compensation cost related to stock options granted to Mr. Avner Gal and Mr. David Malka) are expected to be recognized during the years ending December 31, 2015 and December 31, 2016, respectively.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 11	–	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

E.	Stock-based compensation (cont.)

2.	Grants to employees (cont.)

The fair value of options granted was estimated at the dates of grant using the Black-Scholes option pricing model.  The following are the data and assumptions used:

	2014	2013	2012
Dividend yield (%)	0	-	0
Expected volatility (%) (*)	105.14	-	50
Risk free interest rate (%)	1.61	-	2
Expected term of options (years) (**)	5-6	-	5-6
Exercise price (US dollars)	7.00	-	6.25
Stock price (US dollars) (***)	2.31	-	6.25
Fair value (US dollars)	1.59	-	3.08

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

(***)
The Common Stock price, per share for the year ended December 31, 2014 reflects the Company’s management’s estimation of the fair value per share of Common Stock. In reaching its estimation for December 31, 2014, management considered, among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series B Units (See Note 1B, Note 11A.3 and Note 11C). The fair value of the share for the year ended December 31, 2012 was based on the most recent share prices, as applicable at the date of each grant.

F.
During the 2014 and 2013, 10.01 and 23.2 shares of Series A Preferred Stock were converted into 1,725 and 4,000 shares of Common Stock, respectively. Accordingly, $5,888 and $23,200 representing the carrying value of such shares of Series A Preferred Stock was reclassified from temporary equity to stockholders’ (deficit).

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 12	–	RESEARCH AND DEVELOPMENT EXPENSES

	US dollars
	Year ended December 31,
	2014	2013	2012
Salaries and related expenses	1,128,672	1,293,067	1,289,890
Professional fees	377,918	247,888	262,752
Materials	96,699	154,522	166,480
Depreciation	16,156	32,858	25,546
Travel expenses	27,867	43,131	4,116
Vehicle maintenance	25,888	35,955	33,035
Other	176,424	179,333	138,871
	1,849,624	1,986,754	1,920,690

NOTE 13	–	SELLING, MARKETING AND GENERAL AND ADMINISTRATIVE EXPENSES

	US dollars
	Year ended December 31,
	2014	2013	2012

Salaries and related expenses	651,900	260,276	255,839
Professional fees	739,893	562,435	392,832
Travel & expenses	200,348	128,095	119,757
Vehicle maintenance	40,087	26,529	14,506
Other	185,282	63,805	69,974
	1,817,510	1,041,140	852,908

NOTE 14	–	FINANCING (INCOME) EXPENSES, NET

	US dollars
	Year ended December 31,
	2014	2013	2012

Israeli CPI linkage difference on principal of loans from stockholders	(556)	14,382	9,849
Exchange rate differences	(25,282)	94,815	18,147
Warrants with down round protection	(6,559,758)	6,251,242	(35,892)
Issuance cost allocated to warrants with down-round protection	-	390,928	-
Interest expenses on credit from banks and other	(2,189)	17,592	6,605
	(6,587,785)	6,768,959	(1,291)

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 15	–	INCOME TAX

A.	Measurement of results for tax purposes under the Israeli Income Tax (Inflationary Adjustments) Law, 1985 (the “Inflationary Adjustment Law”)

Commencing January 1, 2008, the results of operations of Integrity Israel for tax purposes are measured on a nominal basis.

D.	Reduction in Israeli corporate tax rates

On December 6, 2011, the Law for the Change in the Tax Burden (Legislative Amendments) – 2011 was published.  As part of this law, among other things, commencing from 2012 the corporate tax rate was increased to 25%.  In addition, commencing in 2012, the tax rate on capital gains in real terms and the tax rate applicable to betterment in real terms were increased to 25%.

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

As of December 31, 2014, the Company had cumulative net operating losses (NOL) for US federal purposes of approximately $2.2 million that will expire between the years 2030-2034. Integrity Israel has losses carry forward balances for Israeli income tax purposes of nearly $16.2 million to offset against future taxable income for an indefinite period of time.

E.	The following is a reconciliation between the theoretical tax on pre-tax income, at the tax rate applicable to the Company (federal tax rate) and the tax expense reported in the financial statements:

	US dollars
	Year ended December 31,
	2014	2013	2012

Pretax income (loss)	2,980,426	(9,796,853)	(2,772,307)
Federal tax rate	35%	35%	35%
Income tax expenses (benefit) computed at the ordinary tax rate	1,043,149	(3,428,899)	(970,307)
Non-deductible expenses	27,250	21,250	4,553
Stock-based compensation	14,415	10,570	122,333
Amortization of warrants with down round protection	(2,295,915)	2,324,760	-
Tax in respect of differences in corporate tax rates	278,466	253,942	277,231
Losses and timing differences in respect of which no deferred taxes assets were recognized	932,635	818,377	566,190
	-	-	-

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 15	–	INCOME TAX (cont.)

F.
Deferred taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes.  Significant components of the Group's future tax assets are as follows:

	US dollars
	December 31,
	2014	2013	2012

Composition of deferred tax assets:
Provision for employee-related obligation	20,220	33,629	47,440
Non-capital loss carry forwards	4,810,780	4,364,466	3,496,123
Valuation allowance	(4,831,000)	(4,398,095)	(3,543,563)
	-	-	-

NOTE 16	–	INCOME (LOSS) PER SHARE

The loss and the weighted average number of shares used in computing basic and diluted loss per share for the years ended December 31, 2014, 2013 and 2012, are as follows:

	US dollars
	Year ended December 31,
	2014	2013	2012

Income (loss) for the year	2,980,426	(9,796,853)	(2,772,307)
Stock dividend to certain Common Stockholder	-	(278,263)	-
Cash dividend on Series A Preferred Stock	(370,441)	(288,247)	-
Stock dividend on Series B Preferred Stock	(43,858)	-	-
Income attributable to participating securities (Preferred Stock)	(596,472)
Income (loss) for the period attributable to common stockholders	1,969,655	(10,363,363)	(2,772,307)

	Number of shares
	Year ended December 31,
	2014	2013	2012

Common shares used in computing Basic income (loss) per share	5,304,500	5,325,714	5,314,800
Common shares used in computing Diluted income (loss) per share (*)	5,349,242	5,325,714	5,314,800
Total weighted average number of Common shares related to outstanding convertible Preferred Stock, options and warrants excluded from the calculations of diluted income (loss) per share (**)	4,557,612	2,813,493	600,232

(*)
In applying the treasury method, the average market price of Common Stock was based on management estimate. For December 31, 2014, management estimation considered, among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series B Units (See Note 1B, Note 11A.3 and Note 11C). The fair value per share of the Company’s Common Stock as of December 31, 2013 was based on the management’s estimate which was based among other factors on the closing price per share of the Company’s Common Stock on December 27, 2013, as reported on the OTCQB, which was the last reported sale of Common Stock in 2013. The fair value of the share for the year ended December 31, 2012 was based on the most recent share prices.

(**)
The Company excludes from the calculation of diluted income (loss) per share, shares that will be issued upon the exercise of options and warrants with exercise prices, that are greater than the estimated average market value of the Company’s Common Stockand shares issuable upon conversion of Preferred Stock because their effect would be anti-dilutive. Outstanding shares that will be issued upon conversion or exercise, as applicable, of all convertible Preferred Stock, stock options and warrants, have been excluded from the calculation of the diluted net loss per share for all the reported periods for which net loss was reported because the effect of the common shares issuable as a result of the exercise or conversion of these instruments was anti-dilutive.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 17	–	SEGMENT INFORMATION

The Company operates in one operating segment, the following is a summary of operations within geographic areas:

	Year ended December 31,
Revenues based on the customer’s location:	2014	2013	2012

Europe	32,000	-	-
Asia and Pacific	27,775	-	-
Total	59,775	-	-

All long-lived assets are owned by Integrity Israel and are located in Israel.

NOTE 18	–	RELATED PARTIES

A.
Avner Gal, the beneficial owner of approximately 7.71% of the Company's outstanding Common Stock as of December 31, 2014, entered into an employment agreement with Integrity Israel in July 2010 pursuant to which Mr. Gal agreed to continue to serve as the chief executive officer and managing director of Integrity Israel.  The agreement was approved by the board of directors and stockholders of Integrity Israel. Mr. Gal’s employment agreement provides for an annual salary of approximately $133,593 (NIS 480,000) and an annual bonus to be determined by the board of directors and an additional sum provided that Mr. Gal reaches certain milestones approved by the board, as well as the payment of certain social and insurance benefits and the use of a car.  The agreement also provides for a renegotiation of Mr. Gal’s annual salary on the one-year anniversary thereof and the renegotiation of Mr. Gal’s bonus formula once Integrity Israel has begun commercialization of its products.  The agreement is terminable by either party on 180 days’ notice, immediately by Integrity Israel with the payment of an amount equal to 180 days of annual salary, or immediately by Integrity Israel for cause (as defined in the agreement) without the payment of severance.  Mr. Gal is subject to a non-compete and a confidentiality agreement during the term of the agreement and for one year thereafter. During the year ended December 31, 2014, the Company did not pay any bonuses under, or otherwise make any amendments to, Mr. Gal’s employment agreement.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 18	–	RELATED PARTIES (cont.)

B.
David Malka, the beneficial owner of 3.48% of the Company's outstanding Common Stock as of December 31, 2013, entered into an employment agreement with Integrity Israel in July 2010 pursuant to which Mr. Malka agreed to continue to serve as the vice president of operations of Integrity Israel.  The agreement was approved by the board of directors and stockholders of Integrity Israel. Mr. Malka’s employment agreement provides for an annual salary of approximately $66,796 (NIS 240,000) and an annual bonus to be determined by the Board of Directors in its sole discretion and an additional sum provided that Mr. Malka reaches certain milestones approved by the Board, as well as the payment of certain social and insurance benefits and the use of a group three car.  The agreement also provided for a renegotiation of Mr. Malka’s annual salary on the one-year anniversary thereof and the renegotiation of Mr. Malka’s bonus formula once Integrity Israel has begun commercialization of its products.  The agreement is terminable by either party on 90 days’ notice, immediately by Integrity Israel with the payment of an amount equal to 90 days of annual salary, or immediately by Integrity Israel for cause (as defined in the agreement) without the payment of severance.  Mr. Malka is subject to a non-compete and confidentiality agreement during the term of the agreement and for one year thereafter. During the year ended December 31, 2014, the Company did not pay any bonuses under, or otherwise make any amendments to, Mr. Malka’s employment agreement.

NOTE 19	–	SUBSEQUENT EVENTS

On March 11, 2015, the arbitrator issued a binding arbitration decision (the “Arbitration Decision”) which documents the parties’ negotiated settlement of the arbitration proceedings among Integrity Israel, Dimri, and the other parties thereto (See Note 10D).  Pursuant to the terms of the Arbitration Decision, (1) Avner Gal, David Malka, Zvi Cohen, Ilana Freger and Alexander Reykhman transferred to Dimri, on March 18, 2015, an aggregate of 440,652 shares of the Company’s outstanding Common Stock, (2) Integrity Israel (A) paid to Dimri on March 23, 2015, NIS 1,767,674 (approximately $439,939 based on the exchange rate of 4.018 NIS:$1 as of March 23, 2015), as repayment in full of the outstanding principal amount under the Investment Agreement, as adjusted for changes in the Israeli consumer price index since the date on which the loan was made, and (B) is required to pay to Dimri, upon the receipt of the appropriate documentation thereof  approximately NIS 290,000 (approximately $72,175 based on the exchange rate as of March 23, 2015), as partial reimbursement of Dimri’s attorney’s fees in the arbitration.  As of December 31, 2014, the Company presented the loan repayment amount of NIS 1,767,674 ($454,532 based on the exchange rate of 3.889 NIS:$1 as of December 31, 2014) under current liabilities and accrued for the NIS 290,000 ($74,569 based on the exchange rate of 3.889 NIS:$1 as of December 31, 2014) fee reimbursement obligation as part of the professional fees within the Group’s selling, marketing and general and administrative expenses.

Subject to the completion of the foregoing transfers and payments, the Arbitration Decision releases Integrity Israel, the Company and the other defendants in the arbitration from any legal claim by Yigal Dimri, the principal shareholder of Dimri, and any other companies under his control in respect of the subject matter of the arbitration, including the shareholder loan granted under and any claim of anti-dilution rights under the Investment Agreement, and similarly releases Mr. Dimri and all companies under his control from any legal claim by Integrity Israel, the Company and the other defendants in the arbitration in respect of the subject matter of the arbitration.