Form 10-Q
period 2015-03-31
Integrity Applications, Inc.
filed 2015-05-15
CIK 1506983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

or

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

Yes ☐         No ☒

As of May 15, 2015, 5,451,228 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

INTEGRITY APPLICATIONS, INC.

TABLE OF CONTENTS

INTEGRITY APPLICATIONS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	March 31,	December 31,
	2015	2014
	(unaudited)	(audited)
A S S E T S
Current Assets
Cash and cash equivalents	4,695,269	5,827,560
Accounts receivable, net	4,069	23,250
Inventories	75,205	83,653
Other current assets	111,578	113,842
Total current assets	4,886,121	6,048,305

Property and Equipment, Net	123,006	122,491

Funds in Respect of Employee Rights Upon Retirement	173,413	177,470
Total assets	5,182,540	6,348,266
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	221,570	104,711
Other current liabilities	506,974	440,764
Long-Term Loans from Stockholders, current portion	-	454,532
Total current liabilities	728,544	1,000,007

Long-Term Liabilities
Long-Term Loans from Stockholders	156,063	163,459
Liability for Employee Rights Upon Retirement	205,883	210,700
Warrants with down-round protection	977,377	2,057,618
Total long-term liabilities	1,339,323	2,431,777

Total liabilities	2,067,867	3,431,784
Commitments and Contingent Liabilities
Temporary Equity
Convertible Preferred Stock of $ 0.001 par value ("Preferred Stock"):
10,000,000 shares of Preferred Stock authorized as of March 31, 2015 and December 31, 2014
3,066 and 7,407 shares of Series A Preferred Stock issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	1,803,390	4,356,657
12,841 and 8,500 shares of Series B Preferred Stock issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	5,585,698	3,392,028
Total temporary equity	7,389,088	7,748,685
Stockholders' Deficit
Common Stock of $ 0.001 par value ("Common Stock"):
40,000,000 shares authorized as of March 31, 2015 and December 31, 2014; 5,359,092 and 5,323,058 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	5,360	5,324
Additional paid in capital	20,420,563	18,182,866
Accumulated other comprehensive income	25,007	66,670
Accumulated deficit	(24,725,345)	(23,087,063)
Total stockholders' deficit	(4,274,415)	(4,832,203)
Total liabilities, temporary equity and stockholders’ deficit	5,182,540	6,348,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)
	Three month period ended March 31,
	2015	2014
	(unaudited)
Revenues	75,825	-

Research and development expenses	478,325	451,084
Selling, marketing and general and administrative expenses	478,197	436,102
Total operating expenses	956,522	887,186
Operating loss	880,697	887,186
Financing (income) expenses, net	653,834	(150,267)
Loss for the period	1,534,531	736,919
Other comprehensive (income) loss:
Foreign currency translation adjustment	41,663	(872)

Comprehensive loss for the period	1,576,194	736,047

Loss per share (Basic and Diluted)	0.31	0.16
Common shares used in computing loss per share (Basic and Diluted)	5,323,459	5,302,980

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	US dollars (except share data)
	(unaudited)
	Common Stock			Accumulated other		Total
	Number of shares	Amount	Additional paid in capital	comprehensive income	Accumulated deficit	Stockholders’ deficit

Balance as of January 1, 2015	5,323,058	5,324	18,182,866	66,670	(23,087,063)	(4,832,203)
Loss for the period of three months	-	-	-	-	(1,534,531)	(1,534,531)
Other comprehensive loss	-	-	-	(41,663)	-	(41,663)
Issuance of Series B-1 and Series B-2 Warrants	-	-	2,147,365	-	-	2,147,365
Stock dividend on Series B Preferred Stock	36,034	36	83,201	-	(83,237)	-
Cash dividend on Series A Preferred Stock	-	-	-	-	(20,514)	(20,514)
Stock-based compensation	-	-	7,131	-	-	7,131
Balance as of March 31, 2015	5,359,092	5,360	20,420,563	25,007	(24,725,345)	(4,274,415)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Three month period ended March 31,
	2015	2014
	(unaudited)
Cash flows from operating activities:
Loss for the period	(1,534,531)	(736,919)
Adjustments to reconcile income (loss) for the period to net cash used in operating activities:
Depreciation	8,770	8,096
Stock-based compensation	7,131	14,701
Change in the fair value of Warrants with down-round protection	(65,770)	(145,870)
Linkage difference on principal of loans from stockholders	(3,680)	(4,717)
Loss on partial extinguishment of Series A Preferred Stock and Series A Warrants	773,297	-
Changes in assets and liabilities:
Increase in accounts receivable	18,759	-
Increase in inventory	6,574	-
Decrease (increase) in other current assets	(340)	4,126
Increase in accounts payable	118,838	85,925
Increase in other current liabilities	75,539	86,389
Net cash used in operating activities	(595,413)	(688,269)

Cash flows from investing activities:
Purchase of property and equipment	(12,105)	(8,854)
Net cash used in investing activities	(12,105)	(8,854)

Cash flows from financing activities
Credit from banking institutions	-	23,793
Cash dividend on Series A Preferred Stock	(20,514)	(92,674)
Repayment of loan from stockholders	(439,939)
Net cash used in financing activities	(460,453)	(68,881)
Effect of exchange rate changes on cash and cash equivalents	(64,320)	(2,786)
Increase (decrease) in cash and cash equivalents	(1,132,291)	(768,790)
Cash and cash equivalents at beginning of the period	5,827,560	2,385,911
Cash and cash equivalents at end of the period	4,695,269	1,617,121

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

Supplementary information on financing activities not involving cash flows:

During the first quarter of 2015, 4,341 shares of the Company’s Series A Preferred Stock were exchanged into 4,341Series B Preferred Stock. In addition, 898,146 Warrants with down-round protection were exchanged into 748,454 Series B-1 Warrants and into 748,454 Series B-2 Warrants. As a result of the exchange, the balances of the Series A Preferred Stock and balance of the Warrants with down-round protection decreased by $2,553,267 and $1,014,471, respectively and the balances of the Series B Preferred Stock, Series B-1  Warrants and Series B-2 Warrants increased by $2,193,670, $1,143,139 and $1,004,226, respectively. In addition, the Company recorded a non-cash charge in the amount of $773,297 included in finance expenses within the Company’s statement of operations (See Note 3B).

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

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

Since its incorporation, the Company did not conduct any material operations other than those carried out by Integrity Israel.  The development and commercialization of Integrity Israel's product is expected to require substantial expenditures.  Integrity Israel and the Company (collectively, the "Group") have not yet generated material revenues from operations, and therefore they are dependent upon external sources for financing their operations. As of March 31, 2015, the Group has incurred accumulated deficit of $24,725,345, stockholder's deficit of $4,274,415 and negative operating cash flows.  These factors raise substantial doubt about the Group’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  During 2012, the Company raised a total amount of approximately $1.0 million (net of related expenses) from the issuance of Common Stock. During 2013, the Company raised funds in an approximate amount of $5.3 million (net of related cash expenses) from the issuance of units (the “Series A Units”) consisting of shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and detachable warrants to purchase shares of the Company’s Common Stock (the “Series A Warrants” or “Warrants with down-round protection”).  As more fully described in Note 11B to the Company's annual report on Form 10-K for the year ended December 31, 2014, the Company is not permitted to, among other things, incur indebtedness without the written consent of the holders of a majority in stated value of the outstanding Series A Preferred Stock. During the period between August and December of 2014, the Company raised funds in an aggregate amount of approximately $7.3 million (net of related cash expenses) from the issuance of units (the “Series B Units”), each consisting of (a) one share of the Company’s newly designated Series B 5.5% Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), convertible into Common Stock at an initial conversion price of $5.80 per share, (b) a five year warrant to purchase, at an exercise price of $5.80 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series B Preferred Stock (each a “Series B-1 Warrant”) and (c) a five year warrant to purchase, at an exercise price of $10.00 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series B Preferred Stock (each a “Series B-2 Warrant” and, together with the Series B-1 Warrants, collectively, the “Series B Warrants”). See Note 3B regarding the exchange of certain Series A Units into Series B Units.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 1	–	GENERAL (cont.)

C.	Risk factors

The Group has a limited operating history and faces a number of risks, including uncertainties regarding finalization of the development process, demand and market acceptance of the Group's products, the effects of technological changes, competition and the development of products by competitors.  Additionally, other risk factors also exist, such as the ability to manage growth and the effect of planned expansion of operations on the Group's future results. In addition, the Group expects to continue incurring significant operating costs and losses in connection with the development of its products and marketing efforts. The Group has not yet generated material revenues from its operations to fund its activities and therefore the Group is dependent on the receipt of additional funding from its stockholders and investors in order to continue as a going concern (See Note 1B).

D.	Use of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As applicable to these condensed consolidated interim financial statements, the most significant estimates and assumptions relate to (i) the fair value estimate of the Warrants with down-round protection, (ii) the fair value measurement of the Series B Units and the loss estimate arising for the partial extinguishment of the Series A Units with Series B Units, and (iii) the going concern assumptions.

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of presentation

Accounting Principles

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“fiscal 2014”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature.

The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any future period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the wholly- owned subsidiary. All significant intercompany balances have been eliminated in consolidation.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

B.	Warrants with down-round protection

The Company has determined its derivative warrant liability with respect to the Series A Warrants to be a Level 3 fair value measurement and has used the Binomial pricing model to calculate its fair value. Because the warrants contain a price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations.  The key inputs used in the fair value calculations were as follows:

March 31, 2015
Dividend yield (%)	-
Expected volatility (%) (*)	105.14
Risk free interest rate (%)	0.89
Expected term of options (years) (**)	2.95
Exercise price (US dollars)	5.80
Share price (US dollars) (***)	2.31
Fair value (US dollars)	1.06

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

(***)
The Common Stock price, per share reflects the Company’s management’s estimation of the fair value per share of Common Stock as of March 31, 2015. In reaching its estimation, management considered, among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series B Units.

C.	Recently issued accounting pronouncements

1.	Accounting Standard Update 2014-09, “Revenue from Contracts with Customers”

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

The Company is in the process of assessing the impact, if any, of ASU 2014-09 on its consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

C.	Recently issued accounting pronouncements (cont.)

2.	Accounting Standards Update 2014-15, “Presentation of Financial Statements—Going Concern”

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

The Company is in the process of assessing the impact, if any, of ASU 2014-15 on its consolidated financial statements or related disclosures.

3.	Accounting Standard Update 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity”

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

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

C.	Recently issued accounting pronouncements (cont.)

4.	Accounting Standard Update 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity” (cont.)

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

The Company is in the process of assessing the impact, if any, of ASU 2014-16 on its consolidated financial statements.

NOTE 3	–	EVENTS DURING THE REPORTED PERIOD

A.
As more fully described in Note 10.D and Note 19 to the Company's annual report on Form 10-K for the year ended December 31, 2014, from June of 2011 Integrity Israel, Avner Gal, David Malka, Zvi Cohen, Ilana Freger and Alexander Reykhman, on the one hand, and Y.H. Dimri Holdings ("Dimri"), on the other hand, which was a shareholder of Integrity Israel prior to the reorganization and merger (described in Note 1 to the Company's annual report on Form 10-K for the year ended December 31, 2014) were involved in arbitration proceedings resulting from certain claims asserted by Dimri following such reorganization. On March 11, 2015, the arbitrator issued a binding arbitration decision (the “Arbitration Decision”) which documents the parties’ negotiated settlement of such arbitration proceedings.  Pursuant to the terms of the Arbitration Decision, (1) Avner Gal, David Malka, Zvi Cohen, Ilana Freger and Alexander Reykhman transferred to Dimri, on March 18, 2015, an aggregate of 440,652 shares of the Company’s outstanding Common Stock, (2) Integrity Israel (A) paid to Dimri on March 23, 2015, NIS 1,767,674 or $439,939 (based on the exchange rate of 4.018 NIS:$1 as of March 23, 2015), as repayment in full of the outstanding principal amount under the Investment Agreement, as adjusted for changes in the Israeli consumer price index since the date on which the loan was made, and (B) paid to Dimri on April 30, 2015, NIS 316,100 or $81,870 (based on the exchange rate of 3.861 NIS:$1 as of April 30, 2015), as partial reimbursement of Dimri’s attorney’s fees in the arbitration. The Company accrued for the fee reimbursement obligation as part of professional fees within selling, marketing and general and administrative expenses included in its Annual Report on Form 10-K for the fiscal year ended December 31. As of March 31, 2015 such amount is presented as part of accrued expenses under current liabilities.

Following the completion of the abovementioned transfers and payments, the Arbitration Decision released Integrity Israel, the Company and the other defendants in the arbitration from any legal claim by Yigal Dimri, the principal shareholder of Dimri, and any other companies under his control in respect of the subject matter of the arbitration, including the shareholder loan granted under and any claim of anti-dilution rights under the Investment Agreement, and similarly released Mr. Dimri and all companies under his control from any legal claim by Integrity Israel, the Company and the other defendants in the arbitration in respect of the subject matter of the arbitration.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3	–	EVENTS DURING THE REPORTED PERIOD (cont.)

B.
As more fully described in Note 11 to the Company's annual report on Form 10-K for the year ended December 31, 2014, on March 13, 2013, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with certain accredited investors (the “Series A Unit Purchasers”) pursuant to which the Company issued to the Series A Unit Purchasers an aggregate of 6,300 Series A Units.    Based on the terms the Purchase Agreement, so long as any initial Series A Unit purchaser holds any shares of Series A Preferred Stock, if (1) the Company sells any shares of Common Stock or other securities convertible into, or rights to acquire, Common Stock and (2) a Purchaser then holding Series A Preferred Stock, Warrants, Conversion Shares or Warrant Shares reasonably believes that any of the terms and conditions appurtenant to such issuance or sale are more favorable to the purchaser in such subsequent sale of securities than are the terms and conditions granted to such Purchaser, then the Purchaser will be permitted to require the Company to amend the terms of this transaction (only with respect to such Purchaser) so as to match the terms of the subsequent issuance (including, for the avoidance of doubt, any terms and provisions that are or may be less favorable to such Purchaser).

During August and September of 2014, the Company issued to certain accredited investors 8,500 Series B Units. Pursuant to the Purchase Agreement, the Company was required to and did notify the holders of the Series A Preferred Stock of the closing of the sale of the Series B Units, and following receipt thereof such holders of Series A Preferred Stock were entitled, pursuant to the “most favored nation” provisions contained in the Purchase Agreement (as described above),  to elect to amend the terms of their purchase of Series A Units to match the terms of the Series B Units. The Company is obligated to amend the terms of any of Series A Units who timely makes such election and tenders its Series A Units for exchange.

As of March 31, 2015, 4,341 Unit A holders elected to amend the terms of their Series A Units. Accordingly, the Company has exchange 4,341share of Series A Preferred Stock into 4,341shares of Series B Stock and 898,146 Warrants with down-round protection into 748,454 Series B-1 Warrants and 748,454 Series B-2 Warrants. Due to the differences in the contractual terms of each of the financial instruments exchanged management determined that the exchange constitutes an extinguishment of the exiting instruments and an issuance of new financial instruments. As a result of the exchange elections, the Company recorded a non-cash loss on extinguishment of Series A Preferred Stock and Series A Warrants in the amount of $773,297, resulting from the differences between the fair market value of the new Series B Units less the net book value of the exchanged Series A Preferred Stock and less the fair value of the exchanged Warrants with down-round protection (See Note 2B above).

As of April 30, 2015, the holders of approximately 2,440 additional Series A Units have complied with the conditions for the amendment of the terms of their Series A Units as described above. As a result of the additional exchanges, the Company expects to recognize during the three months period ending June 30, 2015, a non-cash loss on extinguishment of Series A Preferred Stock and Series A Warrants in the amount of approximately $250,000.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 4	–	INVENTORIES

	US dollars
	March 31,	December 31,
	2015	2014
	(unaudited)

Raw materials	50,005	55,557
Work in progress	13,218	16,459
Finished products	11,982	11,637
	75,205	83,653

NOTE 5	–	FINANCING (INCOME) EXPENSES, NET

	US dollars
	Three month period ended March 31,
	2015	2014
	(unaudited)
Israeli CPI linkage difference on principal of loans from stockholders	(3,680)	(4,717)
Exchange rate differences	(52,603)	(1,967)
Change in fair value of Warrants with down round protection	(65,770)	(145,870)
Interest expenses on credit from banks and other	2,590	2,287
Loss on partial extinguishment of Series A Preferred Stock and Series A Warrants	773,297	-
	653,834	(150,267)

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 6	–	LOSS PER SHARE

In periods of net loss, basic loss per share is computed by dividing net loss for the period after consideration of the effect of dividend on preferred stock by the weighted average number of shares outstanding during the period.

The loss and the weighted average number of shares used in computing basic and diluted loss per share for the three month periods ended March 31, 2015 and 2014 are as follows:

	US dollars
	Three month period ended March 31,
	2015	2014
	(unaudited)
Loss for the period	1,534,531	736,919
Cash dividend on Series A Preferred Stock	20,514	92,674
Stock dividend on Series B Preferred Stock	83,237	-
Loss for the period attributable to common stockholders	1,638,282	829,593

	Number of share
	Three month period ended March 31,
	2015	2014
	(unaudited)
Number of shares:
Weighted average number of shares used in the computation of basic and diluted earnings per share	5,323,459	5,302,980

Total weighted average number of common shares related to outstanding convertible preferred stock, options and warrants excluded from the calculations of diluted loss per share (*)	9,195,295	3,417,231

(*)
All outstanding convertible Preferred Stock, stock options and warrants have been excluded from the calculation of the diluted net loss per share for all the reported periods, because the effect of the common shares issuable as a result of the exercise or conversion of these instruments was anti-dilutive.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements regarding our future activities, events or developments, including such things as future revenues, product development, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, projected performance and trends, and other such matters, are forward-looking statements. The words “believe,” “expect,” “anticipate” “intend,” “estimate,” “plan,” “may,” “will,” “could,” “would,” “should” and other similar words and phrases, are intended to identify forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. These statements relate only to events as of the date on which the statements are made and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. All of the forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially. Risks and uncertainties, the occurrence of which could adversely affect our business, include the risks identified under the caption “Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2014. The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

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

On June 4, 2013, we received initial CE Mark approval for the GlucoTrack® model DF-F non-invasive glucose monitoring device from DEKRA Certification B.V., our European notified body (the “Notified Body”). In March 2014 we received CE Mark approval for 6 months calibration validity of the same device. Receipt of the CE Mark allows us to market and sell the GlucoTrack® model DF-F glucose monitoring device in European Union (“EU”) member countries that have adopted the European Medical Device Directive (the “MDD”) without being subject to additional national regulations with regard to demonstration of performance and safety. However, although the MDD is applicable throughout the EU, in practice it does not ensure uniform regulation throughout the EU.  Accordingly, member countries may apply and enforce the MDD’s terms differently, and certain EU member countries may request or require performance and/or safety data additional to the MDD’s requirements from time to time, on a case-by-case basis. The CE Mark also permits the sale in countries that have an MDD Mutual Recognition Agreement with the EU. The GlucoTrack® model DF-F has not yet been approved for commercial sale in the United States. We expect to submit a request for pre-submission feedback from the U.S. Food and Drug Administration (the “FDA”) in late May 2015 in connection with our proposed future application for FDA approval of our U.S. clinical trial protocol.  If our clinical trial protocol is approved by FDA we expect to begin clinical trials in the United States during 2015 and are in advanced discussions with well-known endocrinologists and universities in the United States to conduct such clinical trials.  We are currently working on improvements to the GlucoTrack® model DF-F to seek to simplify and shorten (from approximately 2.5 hours to approximately 1 hour) the initial calibration process for the device, which improvements are intended to reduce the backlog created as purchasers of the device await calibration. We will require CE Mark approval for such improvements before we can market the device in EU member countries that have adopted the MDD.

Since receiving CE Mark approval for our GlucoTrack® model DF-F glucose monitoring device, we have expanded our primary focus to include, in addition to research and development activities, preparation for anticipated future mass-production and distribution of the GlucoTrack® model DF-F in EU member countries and other countries that have an MDD Mutual Recognition Agreement with the EU.  We have entered into exclusive distribution agreements with distribution firms in more than 10 countries, the effectiveness of which in many cases is subject to the receipt of local regulatory approval or registration, if required, for the commencement of sales of the GlucoTrack® model DF-F in the subject territory.  We cannot provide any assurance that we will receive the required local regulatory approvals in any of the countries in which such approvals are required, and therefore we may never be permitted to commence commercial sales of our products in such territories. Further discussions with other potential distributors are in different stages. Among other jurisdictions, we are in the process of seeking regulatory approval for the GlucoTrack® model DF-F in China (where we have a distribution agreement in place), South Korea (where we have a distribution agreement in place) and Japan (where we do not yet have a distribution agreement in place), and are awaiting local regulatory approval in each of those countries.  Based on input from our local distributors and regulatory consultants, we currently estimate that we will complete the local regulatory approval review process in China (CFDA), North Korea (KFDA) and Japan (PMDA) in approximately 12, 6 and 18 months, respectively.

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

In support of our sales and distribution efforts, we are continuing to seek to expand our sales and customer support capabilities by increasing our sales and customer support teams, by adding new members to our advisory board, as well as by raising market awareness of our GlucoTrack® model DF-F device and its benefits.  In February 2015, we held the first meeting of our new Scientific Advisory Board, comprised of the following well-known leaders in the fields of Diabetes research, monitoring and treatment: Professor Lutz Heinemann, CEO and Head, Business Development of Profil Institute for Metabolic Research, Ltd. in Neuss, Germany; Prof. Michael Heise, University of Applied Science of South-Westphalia, Iserlohn,  Germany; Prof. Mark A. Arnold, Professor and Edwin B. Green Chair Professor in Laser Chemistry at the University of Iowa; Prof. Jens Sandahl Christiansen, clinical professor at the Department of Endocrinology and Diabetes  of Aarhus University Hospital in Denmark; and Prof. Jan Bolinder, Professor of Clinical Diabetes Research at the department of Medicine, Huddinge,  Sweden.  Members of the Scientific Advisory Board will receive a per meeting fee of 2,000 Euros each, plus reimbursement of expenses.  On July 1, 2014, we hired an experienced director in the medical devices field, Ron Roobroeck, to serve as our Director of International Marketing and Sales. We have also hired field engineers, who work out of our headquarters in Israel, to educate our distributors and their sales and customer support personnel on the proper use and calibration of the GlucoTrack® model DF-F and provide customer support to our distributors.  To further support the efforts of our distributors, we are also seeking to hire business development managers to serve as local liaisons to, and manage our relationships with, our distributors.  We have engaged Ogilvy CommonHealth (Paris), a well-known marketing firm in Europe to assist us in creating a marketing program intended to increase awareness of our product, and have hired a social media director to both monitor social network activity with respect to diabetes and blood sugar measurement devices, and to assist in publicizing our device through social networking activity.

We have not yet generated any material revenues from our operations and, as of March 31, 2015, have incurred accumulated deficit of $24,725,345, stockholders’ deficit of $4,274,415 and negative operating cash flows. We currently have no material sources of recurring revenue and therefore are dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Significant Accounting Policies

Our consolidated financial statements are prepared in accordance with US. GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements appearing in our annual report on Form 10-K for the year ended December 31, 2014. Our management believes that, as for the financial statements for the periods included in this report, the going concern assessment is a critical accounting policy. However, due to the early stage of operations of the Company, there are no other accounting policies that are considered to be critical accounting policies by management.

Going Concern Uncertainty

The development and commercialization of our product will require substantial expenditures. We have not yet generated material revenues and have incurred substantial accumulated losses and cumulative negative operating cash flows since inception. We currently have no sources of recurring revenue and are therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1B to our annual report on Form 10-K for the year ended December 31, 2014; however management cannot assure that its plans will be successful in addressing these issues. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company is in the process of assessing the impact, if any, of ASU 2014-09 on its consolidated financial statements.

2.	Accounting Standards Update 2014-15, “Presentation of Financial Statements—Going Concern”

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

The Company is in the process of assessing the impact, if any, of ASU 2014-15 on its consolidated financial statements or related disclosures.

3.	Accounting Standard Update 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity”

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

Results of Operations

The following discussion of the our operating results explains material changes in our results of operations for the three month period ended March 31, 2015 compared with the same period ended March 31, 2014. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Revenues

During the three month period ended March 31, 2015, we had revenues of $75,825 from orders for our GlucoTrack® model DF-F glucose monitoring device and personal ear-clip (“PEC”) that are replaced every six months.  We did not have any revenue in the prior-year period, as we had not yet commenced sales of the GlucoTrack® model DF-F.  We recognize revenues from GlucoTrack® model DF-F and PEC when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed and determinable, collectability is reasonably assured and no further obligations exist.

Research and development expenses

Research and development expenses were $478,325 for the three months ended March 31, 2015, as compared to $451,084 for the prior-year period. The increase is attributable primarily to higher salaries and related expenses and higher use of material resulting from research and development engagement in the initial manufacturing of the GlucoTrack DF-F. Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, travel expenses, clinical trials and other expenses. We expect to maintain similar levels of research and development expenses through the remainder of 2015; however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs including the FDA registration process, specific requirements from customers, development of new GlucoTrack models and others.

Selling, marketing and general and administrative expenses

Selling, marketing and General and administrative expenses were $478,197 for the three months period ended March 31, 2015, as compared to $436,102 for the prior-year period. The increase is attributable primarily to increased salaries and related expenses relating to our new sales and marketing director hired on July 1, 2014, partially offset by lower professional fees primarily due to decreased investor relations and public relations expenses. Selling, marketing and general and administrative expenses consist primarily of professional services, salaries, travel expenses and other related expenses for executive, finance and administrative personnel, including stock-based compensation expense. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services. We expect selling, marketing and general and administrative expenses to increase in 2015 and beyond as we continue our focus on marketing and sales of the GlucoTrack® model DF-F and incur increased costs to comply with the reporting and other obligations applicable to public reporting companies.

Financing (income) expenses, net

Financing expenses, net were $653,834 for the three months period ended March 31, 2015, as compared to an income of $(150,267) for the prior-year period. The change is primarily attributable to the non-cash loss on partial extinguishment of Series A Preferred Stock and Series A Warrants (see Note 3B of Item I – Financial Statement, above) and due to the change in fair market value adjustments relating to our Warrants with down-round protection. In accordance with U.S. GAAP, we mark the warrants to market on a quarterly basis based on the fair value estimate derived by using a binomial pricing model, with the changes in fair value recognized as finance expense or income, as applicable, in our consolidated statement of operations. During the three month period ended March 31, 2015, the decrease of $65,770 in the estimated fair value of our Warrants with down-round protection resulted primarily from the decrease in the expected term of options (see Note 2B and Note 5).

Net Loss

Net loss was $1,534,531 for the three months period ended March 31, 2015, as compared to $736,919 for the prior-year period. The increase in net loss is attributable primarily to the change in financing (income) expenses, net, as described above.

Liquidity and Capital Resources

We currently have limited liquidity.  As of March 31, 2015 and May 12, 2015, cash on hand was approximately $4.7 million and $4.1 million, respectively.  Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents will enable us to operate for a period of approximately fifteen months from the date of this report. In order to fund our anticipated liquidity needs beyond such time period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need to increase our revenue, raise additional capital, or both.

As of March 31, 2015, we had NIS 300,000 (approximately $75,377 based on the exchange rate of 3.98 NIS/dollar as of March 31, 2015) available for borrowing under our line of credit with Bank HaPoalim. Borrowings under the line of credit are secured by our funds on deposit with the bank at the time of borrowing, which generally must be sufficient to cover the principal amount of the borrowings in full. As of March 31, 2015, we did not have any borrowings outstanding under the line of credit.

Messrs. Avner Gal and Zvi Cohen collectively loaned Integrity Israel NIS 176,000 ($44,221 based on the same exchange rate) in May 15, 2002 pursuant to a board approval. Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned Integrity Israel NIS 336,300 ($85,422 based on the same exchange rate) on March 16, 2004. These loans are not required to be repaid until the first year in which we realize profits in our annual statement of operations (accounting profit). At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales in the relevant quarter, beginning on the quarter following the first year in which we realize profits in our annual statement of operations. The total amount to be repaid by us to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to us, plus an amount equal to the product of the amount of each payment made by us in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment. However, notwithstanding the above-mentioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital. Our board of directors is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

Integrity Israel is required to pay royalties to the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of the State of Israel at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the development plan up to an amount equal to $93,462, plus interest at LIBOR from the date of grant. As of March 31, 2015, the contingent liability with respect to royalty payment on future sales equals to approximately $89,232, excluding interest.

Net Cash Used in Operating Activities for the Three Month Periods Ended March 31, 2015 and March 31, 2014

Net cash used in operating activities was $595,413 and $688,269 for the three month periods ending March 31, 2015 and 2014, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of $1,534,531 and $736,919, respectively, increased by non-cash changes in fair value of Warrants with down-round protection of $65,770 and $145,870, respectively. Partially offset by the non-cash loss on extinguishment of Series A Preferred Stock and Series A Warrants in the amount of $773,297 and $0, respectively and changes in operating assets and liabilities in the amounts of $219,370 and $176,439, respectively.

Net Cash Used in Investing Activities for the Three Month Periods Ended March 31, 2015 and March 31, 2014

Net cash used in investing activities was $12,105 and $8,854  for the three month periods ended March 31, 2015, and 2014, respectively, and was used to purchase equipment (such as computers, R&D and office equipment).

Net Cash Used in Financing Activities for the Three Month Periods Ended March 31, 2015 and March 31, 2014

Net cash used in financing activities was $460,453 and $68,881 for the three month period ended March 31, 2015 and 2014, respectively. Cash provided by financing activities reflects primarily the repayment of stockholders loan to Dimri (see Note 3A of Item I – Financial Statement, above) in the amount of $439,939 and $0, and cash dividends paid to the holders of our Series A Preferred Stock in the amounts of $20,514 and $92,674 for the three month period ended March 31, 2015 and 2014, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Dated:  May 15, 2015

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