Form 10-Q
period 2015-06-30
Integrity Applications, Inc.
filed 2015-08-14
CIK 1506983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of August 14, 2015, 5,512,867 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

INTEGRITY APPLICATIONS, INC.

TABLE OF CONTENTS

INTEGRITY APPLICATIONS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	June 30,	December 31,
	2015	2014
	(unaudited)	(audited)
A S S E T S
Current Assets
Cash and cash equivalents	3,516,073	5,827,560
Accounts receivable, net	26,591	23,250
Inventories	138,039	83,653
Other current assets	135,127	113,842
Total current assets	3,815,830	6,048,305
Property and Equipment, Net	127,040	122,491
Funds in Respect of Employee Rights Upon Retirement	207,827	177,470
Total assets	4,150,697	6,348,266
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	255,182	104,711
Other current liabilities	538,210	440,764
Long-term loans from Stockholders, current portion	-	454,532
Total current liabilities	793,392	1,000,007
Long-Term Liabilities
Long-term loans from Stockholders	166,640	163,459
Liability for employee rights upon retirement	217,409	210,700
Warrants with down-round protection	392,874	2,057,618
Total long-term liabilities	776,923	2,431,777
Total liabilities	1,570,315	3,431,784
Commitments and Contingent Liabilities
Temporary Equity
Convertible Preferred Stock of $ 0.001 par value ("Preferred Stock"):
10,000,000 shares of Preferred Stock authorized as of June 30, 2015 and December 31, 2014;
441 and 7,407 shares of Series A Preferred Stock issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	259,383	4,356,657
15,366 and 8,500 shares of Series B Preferred Stock issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	6,861,717	3,392,028
Total temporary equity	7,121,100	7,748,685
Stockholders' Deficit
Common Stock of $ 0.001 par value ("Common Stock"):
40,000,000 shares authorized as of June 30, 2015 and December 31, 2014; 5,512,867 and 5,323,058 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	5,513	5,324
Additional paid in capital	21,852,610	18,182,866
Accumulated other comprehensive income	122,390	66,670
Accumulated deficit	(26,521,231)	(23,087,063)
Total stockholders' deficit	(4,540,718)	(4,832,203)
Total liabilities, temporary equity and stockholders’ deficit	4,150,697	6,348,266

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	US dollars (except share data)
	Six month period ended June 30,		Three month period ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Revenues	143,167	-	67,342	-

Research and development expenses	1,036,305	905,873	557,980	454,789
Selling, marketing and general and administrative expenses	1,083,762	863,639	605,565	427,537
Total operating expenses	2,120,067	1,769,512	1,163,545	882,326
Operating loss	1,976,900	1,769,512	1,096,203	882,326

Financing (income) expenses, net	1,224,437	(6,294,521)	570,603	(6,144,254)
Income (loss) for the period	(3,201,337)	4,525,009	(1,666,806)	5,261,928
Other comprehensive income (loss):
Foreign currency translation adjustment	55,720	(16,033)	97,383	(16,905)

Comprehensive income (loss) for the period	(3,145,617)	4,508,976	(1,569,423)	5,245,023

Income (loss) per share (Basic)	(0.64)	0.66	(0.33)	0.79

Income (loss) per share (Diluted)	(0.64)	0.65	(0.33)	0.78

Common shares used in computing Basic income (loss) per share	5,382,682	5,303,529	5,441,253	5,304,072

Common shares used in computing Diluted income (loss) per share	5,382,682	5,361,570	5,441,253	5,336,019

The accompanying capital notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	US dollars (except share data)
	Common Stock			Accumulated
	Number of shares	Amount	Additional paid in capital	other comprehensive income	Accumulated deficit	Total stockholders’ deficit

Balance as of January 1, 2015	5,323,058	5,324	18,182,866	66,670	(23,087,063)	(4,832,203)

Loss for the period of six months	-	-	-	-	(3,201,337)	(3,201,337)
Other comprehensive income	-	-	-	55,720	-	55,720
Issuance of Series B-1 and Series B-2 Warrants	-		3,413,174	-	-	3,413,174
Conversion of Series A Preferred Stock into Common Stock	17,242	17	58,800	-	-	58,817
Stock dividend to certain Common Stock holders	92,136	92	(92)	-	-	-
Stock dividend on Series B Preferred Stock	80,431	80	185,715	-	(185,795)	-
Cash dividend on Series A Preferred Stock	-	-	-	-	(47,036)	(47,036)
Stock-based compensation	-	-	12,147	-	-	12,147
Balance as of June 30, 2015	5,512,867	5,513	21,852,610	122,390	(26,521,231)	(4,540,718)

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Six month period ended June 30,
	2015	2014
	(unaudited)
Cash flows from operating activities:
Income (loss) for the period	(3,201,337)	4,525,009
Adjustments to reconcile income (loss) for the period to net cash used in operating activities:
Depreciation	18,359	16,610
Stock-based compensation	12,147	19,854
Change in the fair value of Warrants with down-round protection	(91,309)	(6,293,705)
Linkage difference on principal of loans from stockholders	(1,872)	(1,315)
Loss on partial extinguishment of Series A Preferred Stock and Series A Warrants	1,270,971	-
Changes in assets and liabilities:
Increase in accounts receivable	(3,149)	-
Increase in inventory	(51,036)	-
Increase in other current assets	(17,474)	(24,756)
Increase in accounts payable	145,388	118,346
Increase in other current liabilities	83,030	83,862
Net cash used in operating activities	(1,836,282)	(1,556,095)

Cash flows from investing activities:
Increase in funds in respect of employee rights upon retirement	(24,279)	-
Purchase of property and equipment	(18,892)	(47,919)
Net cash used in investing activities	(43,171)	(47,919)

Cash flows from financing activities
Cash dividend on Series A Preferred Stock	(47,036)	(185,263)
Repayment of loan from stockholders	(439,939)	-
Net cash used in financing activities	(486,975)	(185,263)
Effect of exchange rate changes on cash and cash equivalents	54,941	(6,898)
Decrease in cash and cash equivalents	(2,311,487)	(1,796,175)
Cash and cash equivalents at beginning of the period	5,827,560	2,385,911
Cash and cash equivalents at end of the period	3,516,073	589,736

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

Supplementary information on financing activities not involving cash flows:

During the six months period ended June 30, 2015, 100 shares of Series A Preferred Stock were converted into 17,242 shares of Common Stock. Accordingly, $58,817, representing the carrying value of such shares of Series A Preferred Stock, was reclassified from temporary equity to stockholders’ deficit.

During the six months period ended June 30, 2015, 6,866 shares of the Company’s Series A Preferred Stock were exchanged into 6,866 share of Series B Preferred Stock. In addition, 1,427,432 Warrants with down-round protection were exchanged into 1,189,503 Series B-1 Warrants and 1,189,503 Series B-2 Warrants. As a result of the exchange, the balances of the Series A Preferred Stock and the Warrants with down-round protection decreased by $4,038,457 and $1,573,435, respectively and the balances of the Series B Preferred Stock, Series B-1 Warrants and Series B-2 Warrants increased by $3,469,689, $1,816,759 and $1,596,415, respectively. In addition, the Company recorded a non-cash charge in the amount of $1,270,971 included in finance expenses within the Company’s statement of operations (See Note 3B).

$185,795, representing the fair value of the shares of Common Stock issued to owners of Series B Preferred Stock, was accounted for as a stock dividend in the statement of changes in stockholders’ deficit and was charged to accumulated deficit against additional paid in capital and Common Stock therein.

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

B.
Going concern uncertainty

Since its incorporation, the Company did not conduct any material operations other than those carried out by Integrity Israel.  The development and commercialization of Integrity Israel's product is expected to require substantial expenditures.  Integrity Israel and the Company (collectively, the "Group") have not yet generated material revenues from operations, and therefore they are dependent upon external sources for financing their operations. As of June 30, 2015, the Group has incurred accumulated deficit of $26,521,231, stockholder's deficit of $4,540,718 and negative operating cash flows.  These factors raise substantial doubt about the Group’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  During 2012, the Company raised a total amount of approximately $1.0 million (net of related expenses) from the issuance of Common Stock. During 2013, the Company raised funds in an approximate amount of $5.3 million (net of related cash expenses) from the issuance of units (the “Series A Units”) consisting of shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and detachable warrants to purchase shares of the Company’s Common Stock (the “Series A Warrants” or “Warrants with down-round protection”).  During the period between August and December of 2014, the Company raised funds in an aggregate amount of approximately $7.3 million (net of related cash expenses) from the issuance of units (the “Series B Units”), each consisting of (a) one share of the Company’s newly designated Series B 5.5% Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), convertible into Common Stock at an initial conversion price of $5.80 per share, (b) a five year warrant to purchase, at an exercise price of $5.80 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series B Preferred Stock (each a “Series B-1 Warrant”) and (c) a five year warrant to purchase, at an exercise price of $10.00 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series B Preferred Stock (each a “Series B-2 Warrant” and, together with the Series B-1 Warrants, collectively, the “Series B Warrants”). See Note 3B regarding the exchange of certain Series A Units into Series B Units.

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

C.
Risk factors

The Group has a limited operating history and faces a number of risks, including uncertainties regarding continuation of the development process, demand and market acceptance of the Group's products, the effects of technological changes, competition and the development of products by competitors.  Additionally, other risk factors also exist, such as the ability to manage growth and the effect of planned expansion of operations on the Group's future results. In addition, the Group expects to continue incurring significant operating costs and losses in connection with the development of its products and marketing efforts. The Group has not yet generated material revenues from its operations to fund its activities and therefore the Group is dependent on the receipt of additional funding from its stockholders and investors in order to continue as a going concern (See Note 1B).

D.
Use of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As applicable to these condensed consolidated interim financial statements, the most significant estimates and assumptions relate to (i) the fair value estimate of the Warrants with down-round protection, (ii) the fair value measurement of the Series B Units and the estimate of the loss arising from the partial extinguishment of the Series A Units with Series B Units, and (iii) the going concern assumptions.

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

The results for the six and three month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any future period.

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

June 30, 2015
Dividend yield (%)	-
Expected volatility (%) (*)	105.14
Risk free interest rate (%)	1.01
Expected term of options (years) (**)	2.70
Exercise price (US dollars)	5.80
Share price (US dollars) (***)	2.31
Fair value (US dollars)	1.00

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

(***)
The Common Stock price, per share, reflects the Company’s management’s estimation of the fair value per share of Common Stock as of June 30, 2015. In reaching its estimation, management considered, among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series B Units.

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

For a public entity, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period (the first quarter of fiscal year 2017 for the Company). However, during July 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year and to permit limited early adoption. A final accounting standard that will reflect the revised date was not finalized as of the date of issuance of these interim financial statements.

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

ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).

ASU 2014-15 also provides guidance related to the required disclosures as a result of management’s evaluation.

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

The amendments in ASU 2014-16 clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weigh those terms and features. The assessment of the substance of the relevant terms and features should incorporate a consideration of the characteristics of the terms and features themselves; the circumstances under which the hybrid financial instrument was issued or acquired; and the potential outcomes of the hybrid financial instrument, as well as the likelihood of those potential outcomes.

The amendments in ASU 2014-16 apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share.

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

A.
As more fully described in Note 10.D and Note 19 to the Company's annual report on Form 10-K for the year ended December 31, 2014, from June of 2011 Integrity Israel, Avner Gal, David Malka, Zvi Cohen, Ilana Freger and Alexander Reykhman, on the one hand, and Y.H. Dimri Holdings ("Dimri"), on the other hand, which was a shareholder of Integrity Israel prior to the reorganization and merger (described in Note 1 to the Company's annual report on Form 10-K for the year ended December 31, 2014), were involved in arbitration proceedings resulting from certain claims asserted by Dimri following such reorganization. On March 11, 2015, the arbitrator issued a binding arbitration decision (the “Arbitration Decision”) which documents the parties’ negotiated settlement of such arbitration proceedings.  Pursuant to the terms of the Arbitration Decision, (1) Avner Gal, David Malka, Zvi Cohen, Ilana Freger and Alexander Reykhman transferred to Dimri, on March 18, 2015, an aggregate of 440,652 shares of the Company’s outstanding Common Stock held collectively by such shareholders, (2) Integrity Israel (A) paid to Dimri on March 23, 2015, NIS 1,767,674 or $439,939 (based on the exchange rate of 4.018 NIS:$1 as of March 23, 2015), as repayment in full of the outstanding principal amount under Dimri’s investment agreement with Integrity Israel and the founders (the “Investment Agreement”), as adjusted for changes in the Israeli consumer price index since the date on which the loan was made, and (B) paid to Dimri on April 30, 2015, NIS 316,100 or $81,870 (based on the exchange rate of 3.861 NIS:$1 as of April 30, 2015), as partial reimbursement of Dimri’s attorney’s fees in the arbitration. The Company accrued for the fee reimbursement obligation as part of professional fees within selling, marketing and general and administrative expenses included in its Annual Report on Form 10-K for the fiscal year ended December 31. As of June 30, 2015 such amount was fully paid.

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

B.
As more fully described in Note 11 to the Company's annual report on Form 10-K for the year ended December 31, 2014, on March 13, 2013, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with certain accredited investors (the “Series A Unit Purchasers”) pursuant to which the Company issued to the Series A Unit Purchasers an aggregate of 6,300 Series A Units.    Based on the terms the Purchase Agreement, so long as any initial Series A Unit Purchaser holds any shares of Series A Preferred Stock, if (1) the Company sells any shares of Common Stock or other securities convertible into, or rights to acquire, Common Stock and (2) a Purchaser then holding Series A Preferred Stock, Warrants, Conversion Shares or Warrant Shares reasonably believes that any of the terms and conditions appurtenant to such issuance or sale are more favorable to the purchaser in such subsequent sale of securities than are the terms and conditions granted to such Series A Unit Purchaser, then the Series A Unit Purchaser will be permitted to require the Company to amend the terms of the Series A Unit Sale transaction (only with respect to such Series A Unit Purchaser) so as to match the terms of the subsequent issuance (including, for the avoidance of doubt, any terms and provisions that are or may be less favorable to such Purchaser).

During August and December of 2014, the Company issued to certain accredited investors 8,500 Series B Units. Pursuant to the Purchase Agreement, the Company was required to and did notify the holders of the Series A Preferred Stock of the closing of the sale of the Series B Units, and following receipt thereof such holders of Series A Preferred Stock were entitled, pursuant to the “most favored nation” provisions contained in the Purchase Agreement (as described above), to elect to amend the terms of their purchase of Series A Units to match the terms of the Series B Units. The Company was obligated to amend the terms of any of Series A Units who timely made such election and tendered its Series A Units for exchange.

As of June 30, 2015, approximately 6,866 Unit A holders have elected pursuant to the “most favored nation” provision in the Purchase Agreement to amend the terms of their Series A Units to match the terms of the Series B Units. Accordingly, the Company has exchange 6,866 share of Series A Preferred Stock into 6,866 shares of Series B Stock and 1,427,432 Warrants with down-round protection into 1,189,503 Series B-1 Warrants and 1,189,503 Series B-2 Warrants. Due to the differences in the contractual terms of each of the financial instruments exchanged management determined that the exchange constitutes an extinguishment of the exiting instruments and an issuance of new financial instruments. As a result of the exchange elections, the Company recorded during the six months period ended June 30, 2015 a non-cash loss on extinguishment of Series A Preferred Stock and Series A Warrants in the amount of $1,270,971, resulting from the differences between the fair market value estimate of the new Series B Units less the net book value of the exchanged Series A Preferred Stock and less the fair value of the exchanged Warrants with down-round protection (See Note 2B above).

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 4	–	INVENTORIES

	US dollars
	June 30,	December 31,
	2015	2014
	(unaudited)	(audited)

Raw materials	81,984	55,557
Work in progress	45,596	16,459
Finished products	10,459	11,637
	138,039	83,653

NOTE 5	–	FINANCING (INCOME) EXPENSES, NET

	US dollars		US dollars
	Six month period ended June 30,		Three month period ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Israeli CPI linkage difference on principal of loans from stockholders	(1,872)	(1,315)	1,808	3,402
Exchange rate differences	38,269	(3,724)	90,872	(1,757)
Change in fair value of Warrants with down round protection	(91,309)	(6,293,705)	(25,539)	(6,147,835)
Interest expenses on credit from banks and other	8,378	4,223	5,788	1,936
Loss on partial extinguishment of Series A Preferred Stock and Series A Warrants	1,270,971	-	497,674	-
	1,224,437	(6,294,521)	570,603	(6,144,254)

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 6	–
INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) for the period after consideration of the effect of dividend on preferred stock by the weighted average number of shares outstanding during the period.

The income (loss) and the weighted average number of shares used in computing basic and diluted income (loss) per share for the six and three month periods ended June 30, 2015 and 2014 are as follows:

	US dollars		US dollars
	Six month period ended June 30,		Three month period ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Income (loss) for the period	(3,201,337)	4,525,009	(1,666,806)	5,261,928
Cash dividend on Series A Preferred Stock	(47,036)	(185,263)	(26,522)	(92,589)
Stock dividend on Series B Preferred Stock	(185,795)	-	(102,558)	-
Income attributable to participating securities (Preferred Stock)	-	(842,475)	-	(1,003,097)
Income (loss) for the period attributable to common stockholders	(3,434,168)	3,497,271	(1,795,886)	4,166,242

	Number of shares		Number of shares
	Six month period ended June 30,		Three month period ended June 30,
	2015	2014	2015	2014

Number of shares:
Common shares used in computing basic income (loss) per share	5,382,682	5,303,529	5,441,253	5,304,072
Common shares used in computing diluted income (loss) per share (*)	5,382,682	5,361,570	5,441,253	5,336,019
Total weighted average number of common shares related to outstanding convertible Preferred Stock, options and warrants excluded from the calculations of diluted income (loss) per share (**)	9,367,247	3,324,535	9,537,309	3,369,743

(*)	In applying the treasury method, the average market price of Common Stock was based on management’s estimate (see Note 2D, above).

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

On June 4, 2013, we received initial CE Mark approval for the GlucoTrack® model DF-F non-invasive glucose monitoring device from DEKRA Certification B.V., our European notified body (the “Notified Body”). In March 2014 we received CE Mark approval for 6 months calibration validity of the same device. Receipt of the CE Mark allows us to market and sell the GlucoTrack® model DF-F glucose monitoring device in European Union (“EU”) member countries that have adopted the European Medical Device Directive (the “MDD”) without being subject to additional national regulations with regard to demonstration of performance and safety. However, although the MDD is applicable throughout the EU, in practice it does not ensure uniform regulation throughout the EU.  Accordingly, member countries may apply and enforce the MDD’s terms differently, and certain EU member countries may request or require performance and/or safety data additional to the MDD’s requirements from time to time, on a case-by-case basis. The CE Mark also permits the sale in countries that have an MDD Mutual Recognition Agreement with the EU. The GlucoTrack® model DF-F has not yet been approved for commercial sale in the United States. We have submitted pre-submission documents to the U.S. Food and Drug Administration (the “FDA”) 0n August 10, 2015 in connection with our proposed future application for FDA approval of our U.S. clinical trial protocol.  The pre-submission documentation has been submitted to the FDA in order to obtain the FDA’s guidance regarding the U.S. regulatory pathway for the GlucoTrack® model DF-F, the proper approach to refining the trial protocol and endpoints, and preparing the pre-marketing application. If our clinical trial protocol is approved by FDA, we expect to begin clinical trials in the United States in early 2016.  Although a final agreement has not been reached, the Company is currently in advanced discussions with a well-known hospital and university to conduct such clinical trials. We are seeking approval the Notified Body for improvements to the GlucoTrack® model DF-F which simplify and shorten (from approximately 2.5 hours to less than one hour) the initial calibration process for the device. These improvements are intended to reduce the backlog created as purchasers of the device await calibration. We are also seeking approval from the Notified Body on the updated intended use for the device, which would expand the intended user population to include not only Type 2 diabetes, but persons suffering from pre-diabetes conditions as well.

Since receiving CE Mark approval for our GlucoTrack® model DF-F glucose monitoring device, we have expanded our primary focus to include, in addition to research and development activities, preparation for anticipated future mass-production and distribution of the GlucoTrack® model DF-F in EU member countries and other countries that have an MDD Mutual Recognition Agreement with the EU.  We have entered into exclusive distribution agreements with distribution firms in more than 10 countries, the effectiveness of which in many cases is subject to the receipt of local regulatory approval or registration, if required, for the commencement of sales of the GlucoTrack® model DF-F in the subject territory.  We cannot provide any assurance that we will receive the required local regulatory approvals in any of the countries in which such approvals are required, and therefore we may never be permitted to commence commercial sales of our products in such territories. Further discussions with other potential distributors are in different stages. Among other jurisdictions, we are in the process of seeking regulatory approval for the GlucoTrack® model DF-F in China (where we have a distribution agreement in place), South Korea (where we have a distribution agreement in place) and Japan (where we do not yet have a distribution agreement in place), and are awaiting local regulatory approval in each of those countries.  Based on input from our local distributors and regulatory consultants, we currently estimate that we will complete the local regulatory approval review process in China (CFDA), South Korea (KFDA) and Japan (PMDA) in approximately 9 to 12, 3 to 6 and 15 to 18 months, respectively.

We do not have commercial manufacturing facilities and do not intend to build commercial manufacturing facilities of our own in the foreseeable future. We currently utilize a third party manufacturer in Israel to manufacture the GlucoTrack model DF-F.  In July 2014, we entered into a manufacturing agreement with Wistron Corp. (“Wistron”), a Taiwanese entity and the manufacturing arm of Acer Inc.  Pursuant to such agreement, Wistron has agreed to mass produce and service, on a non-exclusive basis, the GlucoTrack® model DF-F and any future products, if any, introduced by us. Pursuant to such agreement, Wistron has also agreed to provide full turn-key manufacturing services for the GlucoTrack® model DF-F, including components procurement, unit assembly, device integration, testing and packaging.  Wistron is in the process of preparing a production line for the GlucoTrack model DF-F, and we expect such production line to be operational between the end of 2015 and early 2016.  Subject to the completion of Wistron’s production line, we intend to utilize the services of both Wistron and the Israeli third-party manufacturer to produce the GlucoTrack model DF-F.

In support of our sales and distribution efforts, we are continuing to seek to expand our sales and customer support capabilities by increasing our sales and customer support teams, by adding new members to our advisory board, as well as by raising market awareness of our GlucoTrack® model DF-F device and its benefits.  In February 2015, we held the first meeting of our new Scientific Advisory Board, comprised of the following well-known leaders in the fields of Diabetes research, monitoring and treatment: Professor Lutz Heinemann, CEO and Head, Business Development of Profil Institute for Metabolic Research, Ltd. in Neuss, Germany; Prof. Michael Heise, University of Applied Science of South-Westphalia, Iserlohn, Germany; Prof. Mark A. Arnold, Professor and Edwin B. Green Chair Professor in Laser Chemistry at the University of Iowa; Prof. Jens Sandahl Christiansen, clinical professor at the Department of Endocrinology and Diabetes  of Aarhus University Hospital in Denmark; and Prof. Jan Bolinder, Professor of Clinical Diabetes Research at the department of Medicine, Huddinge,  Sweden.  Members of the Scientific Advisory Board will receive a per meeting fee of 2,000 Euros each, plus reimbursement of expenses.  On July 1, 2014, we hired an experienced director in the medical devices field, Ron Roobroeck, to serve as our Director of International Marketing and Sales. We have also hired and continue in the recruiting process to hire additional field engineers, who work out of our headquarters in Israel, to educate our distributors and their sales and customer support personnel on the proper use and calibration of the GlucoTrack® model DF-F and provide customer support to our distributors.  To further support the efforts of our distributors, we have also hired and continue seeking to hire business development managers to serve as local liaisons to, and manage our relationships with, our distributors.  We have engaged Ogilvy CommonHealth (Paris), a well-known marketing firm in Europe to assist us in creating a marketing program intended to increase awareness of our product, and have hired a social media director to both monitor social network activity with respect to diabetes and blood sugar measurement devices, and to assist in publicizing our device through social networking activity.

We have not yet generated any material revenues from our operations and, as of June 30, 2015, have incurred accumulated deficit of $26,521,231, stockholders’ deficit of $4,540,718 and negative operating cash flows. We currently have no material sources of recurring revenue and therefore are dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

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

For a public entity, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period (the first quarter of fiscal year 2017 for the Company). However, during July 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year and to permit limited early adoption. A final accounting standard that will reflect the revised date was not finalized as of the date of issuance of these interim financial statements.

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

ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).

ASU 2014-15 also provides guidance related to the required disclosures as a result of management’s evaluation.

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

The amendments in ASU 2014-16 clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weigh those terms and features. The assessment of the substance of the relevant terms and features should incorporate a consideration of the characteristics of the terms and features themselves; the circumstances under which the hybrid financial instrument was issued or acquired; and the potential outcomes of the hybrid financial instrument, as well as the likelihood of those potential outcomes.

The amendments in ASU 2014-16 apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share.

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

Results of Operations

The following discussion explains material changes in our results of operations for the three and six month periods ended June 30, 2015, compared with the same periods ended June 30, 2014. This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues

During the six month period ended June 30, 2015, we had revenues of $143,167 from orders for our GlucoTrack® model DF-F glucose monitoring device and personal ear-clip (“PEC”) that are replaced every six months.  We did not have any revenue in the prior-year period, as we had not yet commenced sales of the GlucoTrack® model DF-F.  We recognize revenues from GlucoTrack® model DF-F and PEC when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed and determinable, collectability is reasonably assured and no further obligations exist.

Research and Development Expenses

Research and development expenses were $1,036,305 for the six month period ended June 30, 2015, as compared to $905,873 for the prior-year period. The increase is attributable primarily to higher salaries and related expenses resulting from research and development engagement in the initial manufacturing of the GlucoTrack DF-F. Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, travel expenses, clinical trials and other expenses. We expect to maintain similar levels of research and development expenses through the remainder of 2015; however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs including the FDA registration process, specific requirements from customers, development of new GlucoTrack models and others.

Selling, Marketing and General and Administrative Expenses

Selling, marketing and general and administrative expenses were $1,083,762 for the six month period ended June 30, 2015, as compared to $863,639 for the prior-year period. The increase is attributable primarily to higher salaries and related expenses relating to our new sales and marketing director hired in July 2014 and our new social media director hired in April 2015. In addition, the increase is also attributable in part to higher professional fees primarily due to the engagement during the second quarter of 2015 of Ogilvy CommonHealth (Paris), a well-known marketing firm in Europe, offset partially by lower investor relations and public relations expenses. Selling, marketing and general and administrative expenses consist primarily of professional services, salaries, travel expenses and other related expenses for executive, finance and administrative personnel, including stock-based compensation expense. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services. We expect selling, marketing and general and administrative expenses to increase in 2015 and beyond as we continue our focus on marketing and sales of the GlucoTrack® model DF-F and incur increased costs to comply with the reporting and other obligations applicable to public reporting companies.

Financing (income) expenses, net

Financing expenses, net was $1,224,437 for the six month period ended June 30, 2015, as compared to financing income of $(6,294,521) for the prior-year period. The change is primarily attributable to the non-cash loss on partial extinguishment of Series A Preferred Stock and Series A Warrants (see Note 3B of Item I – Financial Statement, above) during the six months period ended June 30, 2015 and the decrease in the fair value estimate during the six months period ended June 30, 2014 relating to our Warrants with down-round protection that were issued to investors. In accordance with U.S. GAAP, we mark the warrants to market on a quarterly basis based on the fair value estimate derived by using a binomial pricing model, with the changes in fair value recognized as finance expense or income, as applicable, in our consolidated statement of operations.

Net income (loss)

Net loss was $(3,201,337) for the six month period ended June 30, 2015, as compared to a net income of $4,525,009 for the prior-year period. The increase in net loss is due primarily to the change in financing (income) expenses, net and increase in our operating expenses, as described above.

Three Months Ended June 30, 2015 Compared to three Months Ended June 30, 2014

Revenues

During the three month period ended June 30, 2015, we had revenues of $67,342 from orders for our GlucoTrack® model DF-F glucose monitoring device and personal ear-clip (“PEC”) that are replaced every six months.  We did not have any revenue in the prior-year period, as we had not yet commenced sales of the GlucoTrack® model DF-F.  We recognize revenues from GlucoTrack® model DF-F and PEC when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed and determinable, collectability is reasonably assured and no further obligations exist.

Research and Development Expenses

Research and development expenses were $557,980 for the three month period ended June 30, 2015, as compared to $454,789 for the prior-year period. The increase is attributable primarily to higher salaries and related expenses resulting from research and development engagement in the initial manufacturing of the GlucoTrack DF-F. Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, travel expenses, clinical trials and other expenses. We expect to maintain similar levels of research and development expenses through the remainder of 2015; however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs including the FDA registration process, specific requirements from customers, development of new GlucoTrack models and others.

Selling, Marketing and General and Administrative Expenses

Selling, marketing and general and administrative expenses were $605,565 for the three month period ended June 30, 2015, as compared to $427,537 for the prior-year period. The increase is attributable primarily to higher salaries and related expenses relating to our new sales and marketing director hired in July 2014 and our new social media director hired in April 2015. In addition, the increase is also attributable in part to higher professional fees primarily due to the engagement during the second quarter of 2015 of Ogilvy CommonHealth (Paris), a well-known marketing firm in Europe, offset partially by lower investor relations and public relations expenses. Selling, marketing and general and administrative expenses consist primarily of professional services, salaries, travel expenses and other related expenses for executive, finance and administrative personnel, including stock-based compensation expense. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services. We expect selling, marketing and general and administrative expenses to increase in 2015 and beyond as we continue our focus on marketing and sales of the GlucoTrack® model DF-F and incur increased costs to comply with the reporting and other obligations applicable to public reporting companies.

Financing (income) expenses, net

Financing expense, net was $570,603 for the three month period ended June 30, 2015, as compared to financing income of $(6,144,254) for the prior-year period. The change is primarily attributable to the non-cash loss on partial extinguishment of Series A Preferred Stock and Series A Warrants (see Note 3B of Item I – Financial Statement, above) during the three month period ended June 30, 2015 and the decrease in the fair value estimate during the three month period ended June 30, 2014 relating to our warrants with down-round protection that were issued to investors. In accordance with U.S. GAAP, we mark the Warrants to market on a quarterly basis based on the fair value estimate derived by using a binomial pricing model, with the changes in fair value recognized as finance expense or income, as applicable, in our consolidated statement of operations.

Net income (loss)

Net loss was $(1,666,806) for the three month period ended June 30, 2015, as compared to a net income of $5,261,928 for the prior-year period. The increase in net loss is due primarily to the change in financing (income) expenses, net and increase in our operating expenses, as described above.

Liquidity and Capital Resources

We currently have limited liquidity.  As of June 30, 2015 and August 10, 2015, cash on hand was approximately $3.5 million and $2.9 million, respectively.  Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents will enable us to operate for a period of approximately seven months from the date of this report. In order to fund our anticipated liquidity needs beyond such time period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need to increase our revenue, raise additional capital, or both.

As of June 30, 2015, we had NIS 300,000 (approximately $79,597 based on the exchange rate of 3.769 NIS/dollar as of June 30, 2015) available for borrowing under our line of credit with Bank HaPoalim. Borrowings under the line of credit are secured by our funds on deposit with the bank at the time of borrowing, which generally must be sufficient to cover the principal amount of the borrowings in full. As of June 30, 2015, we did not have any borrowings outstanding under the line of credit.

Messrs. Avner Gal and Zvi Cohen collectively loaned Integrity Israel NIS 176,000 ($46,697 based on the same exchange rate) in May 15, 2002 pursuant to a board approval. Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned Integrity Israel NIS 336,300 ($89,228 based on the same exchange rate) on March 16, 2004. These loans are not required to be repaid until the first year in which we realize profits in our annual statement of operations (accounting profit). At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales in the relevant quarter, beginning on the quarter following the first year in which we realize profits in our annual statement of operations. The total amount to be repaid by us to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to us, plus an amount equal to the product of the amount of each payment made by us in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment. However, notwithstanding the above-mentioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital. Our board of directors is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

Integrity Israel is required to pay royalties to the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of the State of Israel at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the development plan up to an amount equal to $93,462, plus interest at LIBOR from the date of grant. As of June 30, 2015, the contingent liability with respect to royalty payment on future sales equals to approximately $87,375, excluding interest.

Net Cash Used in Operating Activities for the Six Month Periods Ended June 30, 2015 and June 30, 2014

Net cash used in operating activities was $1,836,282 and $1,556,095 for the six month periods ending June 30, 2015 and 2014, respectively. Net cash used in operating activities primarily reflects the net income (loss) for those periods of $(3,201,337) and $4,525,009, respectively, increased and offset by non-cash changes in fair value of Warrants with down-round protection of $91,309 and $6,293,705, respectively. Net cash used in operating activities was also partially offset by the non-cash loss on extinguishment of Series A Preferred Stock and Series A Warrants in the amount of $1,270,971 and $0, respectively and net changes in operating assets and liabilities in the amounts of $156,759 and $177,452, respectively.

Net Cash Used in Investing Activities for the Six Month Periods Ended June 30, 2015 and June 30, 2014

Net cash used in investing activities was $43,171 and $47,919  for the six month periods ended June 30, 2015, and 2014, respectively. During the six month periods ended June 30, 2015, and 2014, cash used primarily to purchase equipment (such as computers, research and development and office equipment) amounted to $18,892 and $47,919 respectively, and cash used to fund deposits in respect of employees rights upon retirement amounted to $24,279 and $0, respectively.

Net Cash Provided by Financing Activities for the Six Month Periods Ended June 30, 2015 and June 30, 2014

Net cash used in financing activities was $486,975 and $185,263 for the six month period ended June 30, 2015 and 2014, respectively. Cash used in financing activities reflects primarily the repayment of stockholders loan to Dimri (see Note 3A of Item I – Financial Statement, above) in the amount of $439,939 and $0, and cash dividends paid to the holders of our Series A Preferred Stock in the amounts of $47,036 and $185,263 for the six month period ended June 30, 2015 and 2014, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II - OTHER INFORMATION

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

Effective as of January 1, 2015 and April 1, 2015, respectively, the Company issued an aggregate of (a) 4,341.035 and 2,525.104 shares of Series B 5.5% Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), (b) five-year warrants to purchase up to an aggregate of 754,153 and 435,350 shares of common stock, par value $0.001 per share (“Common Stock”), at an exercise price of $5.80 per share (the “Series B-1 Warrants”) and (c) five-year warrants to purchase up to an aggregate of 754,153 and 435,350 shares of Common Stock at an exercise price of $10.00 per share (the “Series B-2 Warrants).  Such shares of Series B Preferred Stock, Series B-1 Warrants and Series B-2 Warrants (collectively, the “Exchange Securities”) were issued in exchange for outstanding shares of Series A Preferred Stock, and the warrants issued together therewith, upon the exercise by the holders of such exchanged securities of their “most favored nation” rights pursuant to the Securities Purchase Agreement, dated March 13, 2013, by and among the Company and the purchasers party thereto.  Such exchange was completed without registration in reliance upon the exemption contained in Section 3(a)(9) of the United States Securities Act of 1933, as amended, as the exchange involved only securities of the Company exchanged with existing securities holders of the Company; no additional consideration was tendered by any exchanging shareholder in consideration for their Exchange Securities; and no commission or other remuneration was paid or given directly indirectly for soliciting such exchange. This Exchange Securities described above include 2,723.81 shares of Series B Preferred Stock, 391,338 Series B-1 Warrants and 391,337 Series B-2 Warrants the issuance of which is pending the receipt by the Company of complete documentation with respect to the exercise by the holders of certain Series A Units of their “most favored nation rights” under the Purchase Agreement.

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

Dated:  August 14, 2015

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