Form 10-Q
period 2015-09-30
Integrity Applications, Inc.
filed 2015-11-16
CIK 1506983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

or

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

Yes ☐   No ☒

As of November 16, 2015, 5,549,452 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

INTEGRITY APPLICATIONS, INC.

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION	3

Item 1.	Financial Statements.	29

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	27

Item 4.	Controls and Procedures.	28

PART II - OTHER INFORMATION	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	29

Item 6.	Exhibits.	29

SIGNATURES	30

EXHIBIT INDEX	31

INTEGRITY APPLICATIONS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	September 30,	December 31,
	2015	2014
	(unaudited)
A S S E T S
Current Assets
Cash and cash equivalents	2,104,858	5,827,560
Accounts receivable, net	21,197	23,250
Inventories	260,269	83,653
Other current assets	247,124	113,842

Total current assets	2,633,448	6,048,305

Property and Equipment, Net	185,796	122,491

Funds in Respect of Employee Rights Upon Retirement	199,669	177,470

Total assets	3,018,913	6,348,266

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	465,084	104,711
Other current liabilities	369,422	440,764
Long-term loans from Stockholders, current portion	-	454,532

Total current liabilities	834,506	1,000,007

Long-Term Liabilities
Long-term loans from Stockholders	160,581	163,459
Liability for employee rights upon retirement	208,874	210,700
Warrants with down-round protection	351,639	2,057,618

Total long-term liabilities	721,094	2,431,777

Total liabilities	1,555,600	3,431,784

Commitments and Contingent Liabilities
Temporary Equity
Convertible Preferred Stock of $ 0.001 par value ("Preferred Stock"):
10,000,000 shares of Preferred Stock authorized as of September 30, 2015 and December 31, 2014;
376 and 7,407 shares of Series A Preferred Stock issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	221,152	4,356,657
15,431 and 8,500 shares of Series B Preferred Stock issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	6,894,564	3,392,028

Total temporary equity	7,115,716	7,748,685

Stockholders' Deficit
Common Stock of $ 0.001 par value ("Common Stock"):
40,000,000 shares authorized as of September 30, 2015 and December 31, 2014; 5,549,452 and 5,323,058 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	5,550	5,324
Additional paid in capital	21,972,776	18,182,866
Accumulated other comprehensive income	76,309	66,670
Accumulated deficit	(27,707,038)	(23,087,063)

Total stockholders' deficit	(5,652,403)	(4,832,203)

Total liabilities, temporary equity and stockholders’ deficit	3,018,913	6,348,266
The accompanying notes are an integral part of these consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	US dollars (except share data)
	Nine month period ended September 30,		Three month period ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Revenues	143,167	27,309	-	27,309

Research and development expenses	1,596,494	1,327,577	560,189	421,704

Selling, marketing and general and administrative expenses	1,647,054	1,299,935	563,292	436,296

Total operating expenses	3,243,548	2,627,512	1,123,481	858,000

Operating loss	3,100,381	2,600,203	1,123,481	830,691

Financing (income) expenses, net	1,196,926	(6,355,641)	(27,511)	(61,120)

Income (loss) for the period	(4,297, 307)	3,755,438	(1,095,970)	(769,571)

Other comprehensive income (loss):

Foreign currency translation adjustment	9,639	11,858	(46,081)	27,891

Comprehensive income (loss) for the period	(4,287,668)	3,767,296	(1,142,051)	(741,680)

Income (loss) per share (Basic)	(0.85)	0.52	(0.22)	(0.16)

Income (loss) per share (Diluted)	(0.85)	0.52	(0.22)	(0.16)

Common shares used in computing Basic income (loss) per share	5,426,688	5,303,721	5,513,265	5,304,100

Common shares used in computing Diluted income (loss) per share	5,426,688	5,352,039	5,513,265	5,304,100

The accompanying capital notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	US dollars (except share data)
	Common Stock
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ deficit
Balance as of January 1, 2015	5,323,058	5,324	18,182,866	66,670	(23,087,063)	(4,832,203)
Loss for the period of nine months	-	-	-	-	(4,297, 307)	(4,297, 307)
Other comprehensive income	-	-	-	9,639	-	9,639
Issuance of Series B-1 and Series B-2 Warrants	-		3,445,337	-	-	3,445,337
Conversion of Series A Preferred Stock into Common Stock	17,242	17	58,800	-	-	58,817
Stock dividend to certain Common Stock holders	92,136	92	(92)	-	-	-
Stock dividend on Series B Preferred Stock	117,016	117	270,190	-	(270,307)	-
Cash dividend on Series A Preferred Stock	-	-	-	-	(52,361)	(52,361)
Stock-based compensation	-	-	15,675	-	-	15,675

Balance as of September 30, 2015	5,549,452	5,550	21,972,776	76,309	(27,707,038)	(5,652,403)

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Nine month period ended September 30,
	2015	2014
	(unaudited)
Cash flows from operating activities:
Income (loss) for the period	(4,297, 307)	3,755,438
Adjustments to reconcile income (loss) for the period to net cash used in operating activities:
Depreciation	29,709	26,091
Stock-based compensation	15,675	19,854
Change in the fair value of Warrants with down-round protection	(119,148)	(6,344,340)
Linkage difference on principal of loans from stockholders	(1,384)	666
Loss on partial extinguishment of Series A Preferred Stock and Series A Warrants	1,284,354	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,251	(14,319)
Increase in inventory	(180,144)	(139,308)
Increase in other current assets	(135,485)	(16,354)
Increase in accounts payable	363,639	151,892
Increase (decrease) in other current liabilities	(68,374)	140,541

Net cash used in operating activities	(3,107,214)	(2,419,839)

Cash flows from investing activities:
Increase in funds in respect of employee rights upon retirement	(24,279)	(28,058)
Purchase of property and equipment	(94,714)	(51,485)

Net cash used in investing activities	(118,993)	(79,543)

Cash flows from financing activities
Cash dividend on Series A Preferred Stock	(52,361)	(277,852)
Proceeds allocated to convertible Preferred Stock, net of cash issuance expenses	-	2,435,844
Proceeds allocated to Series B-1 and Series B-2 Warrants, net of cash issuance expenses	-	2,384,429
Repayment of loan from stockholders	(439,939)	-

Net cash provided by (used in) financing activities	(492,300)	4,542,421

Effect of exchange rate changes on cash and cash equivalents	(4,195)	(40,970)

Increase (decrease) in cash and cash equivalents	(3,722,702)	2,002,069
Cash and cash equivalents at beginning of the period	5,827,560	2,385,911

Cash and cash equivalents at end of the period	2,104,858	4,387,980

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

Supplementary information on financing activities not involving cash flows:

During the nine month period ended September 30, 2015, 100 shares of Series A Preferred Stock were converted into 17,242 shares of Common Stock. Accordingly, $58,817, representing the carrying value of such shares of Series A Preferred Stock, was reclassified from temporary equity to stockholders’ deficit.

During the nine month period ended September 30, 2015, 6,931 shares of the Company’s Series A Preferred Stock were exchanged into 6,931 shares of Series B Preferred Stock. In addition, 1,440,880 Warrants with down-round protection were exchanged into 1,200,710 Series B-1 Warrants and 1,200,710 Series B-2 Warrants. As a result of the exchange, the balances of the Series A Preferred Stock and the Warrants with down-round protection decreased by $4,076,688 and $1,586,832, respectively and the balances of the Series B Preferred Stock, Series B-1 Warrants and Series B-2 Warrants increased by $3,502,536, $1,833,876 and $1,612,186, respectively. In addition, the Company recorded a non-cash charge in the amount of $1,284,354 included in finance expenses within the Company’s statement of operations (See Note 3B).

$270,307, representing the fair value of the shares of Common Stock issued to owners of Series B Preferred Stock, was accounted for as a stock dividend in the statement of changes in stockholders’ deficit and was charged to accumulated deficit against additional paid in capital and Common Stock therein.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

A.
Integrity Applications, Inc. (the "Company") was incorporated on May 18, 2010 under the laws of the State of Delaware.  On July 15, 2010, Integrity Acquisition Corp. Ltd. (hereinafter: "Integrity Acquisition"), a wholly owned Israeli subsidiary of the Company, which was established on May 23, 2010, completed a merger with A.D. Integrity Applications Ltd. (hereinafter: "Integrity Israel"), an Israeli corporation that was previously held by the stockholders of the Company.  Pursuant to the merger, all equity holders of Integrity Israel received the same proportional ownership in the Company as they had in Integrity Israel prior to the merger. Following the merger, Integrity Israel remained a wholly-owned subsidiary of the Company.  As the merger transaction constituted a structural reorganization, the merger has been accounted for at historical cost in a manner similar to a pooling of interests.  Integrity Israel was incorporated in 2001 and commenced its operations in 2002.  Integrity Israel, a medical device company, focuses on the design, development and commercialization of non-invasive glucose monitoring devices for use by people with diabetes.

B.	Going concern uncertainty

Since its incorporation, the Company did not conduct any material operations other than those carried out by Integrity Israel.  The development and commercialization of Integrity Israel's product is expected to require substantial expenditures.  Integrity Israel and the Company (collectively, the "Group") have not yet generated material revenues from operations, and therefore they are dependent upon external sources for financing their operations. As of September 30, 2015, the Group has incurred accumulated deficit of $27,707,038, stockholder's deficit of $5,652,403 and negative operating cash flows.  These factors raise substantial doubt about the Group’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  During 2012, the Company raised a total amount of approximately $1.0 million (net of related expenses) from the issuance of Common Stock. During 2013, the Company raised funds in an approximate amount of $5.3 million (net of related cash expenses) from the issuance of units (the “Series A Units”) consisting of shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and detachable warrants to purchase shares of the Company’s Common Stock (the “Series A Warrants” or “Warrants with down-round protection”).  During the period between August and December of 2014, the Company raised funds in an aggregate amount of approximately $7.3 million (net of related cash expenses) from the issuance of units (the “Series B Units”), each consisting of (a) one share of the Company’s newly designated Series B 5.5% Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), convertible into Common Stock at an initial conversion price of $5.80 per share, (b) a five year warrant to purchase, at an exercise price of $5.80 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series B Preferred Stock (each a “Series B-1 Warrant”) and (c) a five year warrant to purchase, at an exercise price of $10.00 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series B Preferred Stock (each a “Series B-2 Warrant” and, together with the Series B-1 Warrants, collectively, the “Series B Warrants”). See Note 3B regarding the exchange of certain Series A Units into Series B Units.

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

The results for the nine and three month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any future period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the wholly- owned subsidiary. All significant intercompany balances have been eliminated in consolidation.

B.	Warrants with down-round protection

The Company has determined its derivative warrant liability with respect to the Series A Warrants to be a Level 3 fair value measurement and has used the Binomial pricing model to calculate its fair value. Because the Series A Warrants contain a price protection feature, the probability that the exercise price of the Series A Warrants would decrease as the stock price decreased was incorporated into the valuation calculations.  The key inputs used in the fair value calculations were as follows:

September 30, 2015
Dividend yield (%)	-
Expected volatility (%) (*)	105.14
Risk free interest rate (%)	1.01
Expected term of options (years) (**)	2.45
Exercise price (US dollars)	5.80
Share price (US dollars) (***)	2.31
Fair value (US dollars)	0.92

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

(***)
The Common Stock price, per share, reflects the Company’s management’s estimation of the fair value per share of Common Stock as of September 30, 2015. In reaching its estimation, management considered, among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series B Units.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

B.	Warrants with down-round protection (cont.)

The following is a reconciliation of the opening and closing balances of the Series A Warrants fair value using significant unobservable inputs (Level 3) for the nine month periods ended September 30, 2015:

US dollars
Nine month period ended September 30,
2015
(unaudited)
Opening balance	2,057,618
Change in fair value of Series A Warrants included in the statements of operations	(119,148)
Exchange of Series A Warrants (See Note 3B)	(1,586,831)

Closing balance	351,639

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

In accordance with a recent amendment to ASU 2014-09, introduced by Accounting Standards Update 2015-11, "Revenue from Contracts with Customers - Deferral of the Effective Date", for a public entity, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period (the first quarter of fiscal year 2018 for the Company). Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

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

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

C.	Recently issued accounting pronouncements (cont.)

3.	Accounting Standard Update 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity”

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

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

C.	Recently issued accounting pronouncements (cont.)

4.	Accounting Standard Update 2015-11, “Simplifying the Measurement of Inventory”

In July, 2015, The FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330) ("ASU 2015-11").

ASU 2015-11 outlines that inventory within the scope of its guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and the retail inventory method (RIM) are not impacted by the new guidance. Prior to the issuance of ASU 2015-11, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin).

For a public entity, the amendments in ASU 2015-11 are effective, in a prospective manner, for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period (the first quarter of fiscal year 2017 for the Company). Early adoption is permitted as of the beginning of an interim or annual reporting period.

The Company is in the process of assessing the impact, if any, of ASU 2015-11 on its consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3 – EVENTS DURING THE REPORTED PERIOD

A.
As more fully described in Note 10.D and Note 19 to the Company's annual report on Form 10-K for the year ended December 31, 2014, from June of 2011 Integrity Israel, Avner Gal, David Malka, Zvi Cohen, Ilana Freger and Alexander Reykhman, on the one hand, and Y.H. Dimri Holdings ("Dimri"), on the other hand, which was a shareholder of Integrity Israel prior to the reorganization and merger (See Note 1A above), were involved in arbitration proceedings resulting from certain claims asserted by Dimri following such reorganization. On March 11, 2015, the arbitrator issued a binding arbitration decision (the “Arbitration Decision”) which documents the parties’ negotiated settlement of such arbitration proceedings.  Pursuant to the terms of the Arbitration Decision, (1) Avner Gal, David Malka, Zvi Cohen, Ilana Freger and Alexander Reykhman transferred to Dimri, on March 18, 2015, an aggregate of 440,652 shares of the Company’s outstanding Common Stock held collectively by such shareholders, (2) Integrity Israel (A) paid to Dimri on March 23, 2015, NIS 1,767,674 or $439,939 (based on the exchange rate of 4.018 NIS:$1 as of March 23, 2015), as repayment in full of the outstanding principal amount under Dimri’s investment agreement with Integrity Israel and the founders (the “Investment Agreement”), as adjusted for changes in the Israeli consumer price index since the date on which the loan was made, and (B) paid to Dimri on April 30, 2015, NIS 316,100 or $81,870 (based on the exchange rate of 3.861 NIS:$1 as of April 30, 2015), as partial reimbursement of Dimri’s attorney’s fees in the arbitration. The Company accrued for the fee reimbursement obligation as part of professional fees within selling, marketing and general and administrative expenses included in its Annual Report on Form 10-K for the fiscal year ended December 31. As of September 30, 2015 such amount was fully paid.

Following the completion of the abovementioned transfers and payments, pursuant to the Arbitration Decision, Integrity Israel, the Company and the other defendants in the arbitration were released from any legal claim by Yigal Dimri, the principal shareholder of Dimri, and any other companies under his control in respect of the subject matter of the arbitration, including the shareholder loan granted under and any claim of anti-dilution rights under the Investment Agreement, and Mr. Dimri and all companies under his control were released from any legal claim by Integrity Israel, the Company and the other defendants in the arbitration in respect of the subject matter of the arbitration.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3 – EVENTS DURING THE REPORTED PERIOD (cont.)

B.
As more fully described in Note 11 to the Company's annual report on Form 10-K for the year ended December 31, 2014, on March 13, 2013, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with certain accredited investors (the “Series A Unit Purchasers”) pursuant to which the Company issued to the Series A Unit Purchasers an aggregate of 6,300 Series A Units.    Based on the terms the Purchase Agreement, so long as any initial Series A Unit Purchaser holds any shares of Series A Preferred Stock, if (1) the Company sells any shares of Common Stock or other securities convertible into, or rights to acquire, Common Stock and (2) a Series A Unit Purchaser then holding Series A Preferred Stock, Series A Warrants, conversion shares or warrant shares reasonably believes that any of the terms and conditions appurtenant to such issuance or sale are more favorable to the purchaser in such subsequent sale of securities than are the terms and conditions granted to such Series A Unit Purchaser, then the Series A Unit Purchaser will be permitted to require the Company to amend the terms of the Series A Unit Sale transaction (only with respect to such Series A Unit Purchaser) so as to match the terms of the subsequent issuance (including, for the avoidance of doubt, any terms and provisions that are or may be less favorable to such Purchaser).

During August through December of 2014, the Company issued to certain accredited investors 8,500 Series B Units. Pursuant to the Purchase Agreement, the Company was required to and did notify the holders of the Series A Preferred Stock of the closing of the sale of the Series B Units, and following receipt thereof such holders of Series A Preferred Stock were entitled, pursuant to the “most favored nation” provisions contained in the Purchase Agreement (as described above), to elect to amend the terms of their purchase of Series A Units to match the terms of the Series B Units. The Company was obligated to amend the terms of any of Series A Units who timely made such election and tendered its Series A Units for exchange.

As of September 30, 2015, approximately 6,931 Unit A holders have elected pursuant to the “most favored nation” provision in the Purchase Agreement to amend the terms of their Series A Units to match the terms of the Series B Units. Accordingly, the Company has exchange 6,931 share of Series A Preferred Stock into 6,931 shares of Series B Stock and 1,440,880 Warrants with down-round protection into 1,200,710 Series B-1 Warrants and 1,200,710 Series B-2 Warrants. Due to the differences in the contractual terms of each of the financial instruments exchanged management determined that the exchange constitutes an extinguishment of the exiting instruments and an issuance of new financial instruments. As a result of the exchange elections, the Company recorded during the nine month period ended September 30, 2015 a non-cash loss on extinguishment of Series A Preferred Stock and Series A Warrants in the amount of $1,284,354, resulting from the differences between the fair market value estimate of the new Series B Units less the net book value of the exchanged Series A Preferred Stock and less the fair value of the exchanged Warrants with down-round protection (See Note 2B above).

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 4 – INVENTORIES

	US dollars
	September 30,	December 31,
	2015	2014
	(unaudited)	(audited)
Raw materials	182,492	55,557
Work in progress	46,802	16,459
Finished products	30,975	11,637
	260,269	83,653

NOTE 5 – FINANCING (INCOME) EXPENSES, NET

	US dollars		US dollars
	Nine month period ended September 30,		Three month period ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Israeli CPI linkage difference on principal of loans from stockholders	(1,384)	666	488	2,024
Exchange rate differences	23,877	(3,724)	(14,392)	-
Change in fair value of Warrants with down round protection	(119,148)	(6,344,340)	(27,839)	(50,635)
Interest expenses on credit from banks and other	9,227	(8,243)	849	(12,509)
Loss on partial extinguishment of Series A Preferred Stock and Series A Warrants	1,284,354	-	13,383	-
	1,196,926	(6,355,641)	(27,511)	(61,120)

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 6 – INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) for the period after consideration of the effect of dividend on preferred stock by the weighted average number of shares outstanding during the period.

The income (loss) and the weighted average number of shares used in computing basic and diluted income (loss) per share for the nine and three month periods ended September 30, 2015 and 2014 are as follows:

	US dollars		US dollars
	Nine month period ended September 30,		Three month period ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Income (loss) for the period	(4,297, 307)	3,755,438	(1,095,970)	(769,571)
Cash dividend on Series A Preferred Stock	(52,361)	(277,852)	(5,325)	(92,589)
Stock dividend on Series B Preferred Stock	(270,307)	(5,912)	(84,512)	(5,912)
Income attributable to participating securities (Preferred Stock)	-	(701,171)	-	-

Income (loss) for the period attributable to common stockholders	(4,619,975)	2,770,503	(1,185,807)	(868,072)

	Number of shares		Number of shares
	Nine month period ended September 30,		Three month period ended September 30,
	2015	2014	2015	2014
Number of shares:
Common shares used in computing basic income (loss) per share	5,426,688	5,303,721	5,513,265	5,304,100
Common shares used in computing diluted income (loss) per share (*)	5,426,688	5,352,039	5,513,265	5,304,100

Total weighted average number of common shares related to outstanding convertible Preferred Stock, options and warrants excluded from the calculations of diluted income (loss) per share (**)	9,425,407	3,574,815	9,539,832	4,160,346

(*)	In applying the treasury method, the average market price of Common Stock was based on management’s estimate (see Note 2B, above).

(**)
The Company excludes from the calculation of diluted income (loss) per share, shares that will be issued upon the exercise of options and warrants with exercise prices that are greater than the estimated average market value of the Company’s Common Stock, and shares issuable upon conversion of Preferred Stock, because their effect would be anti-dilutive.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements regarding our future activities, events or developments, including such things as future revenues, product development, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, projected performance and trends, and other such matters, are forward-looking statements. The words “believe,” “expect,” “anticipate” “intend,” “estimate,” “plan,” “may,” “will,” “could,” “would” and other similar words and phrases, are intended to identify forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. These statements relate only to events as of the date on which the statements are made and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. All of the forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially. Risks and uncertainties, the occurrence of which could adversely affect our business, include the risks identified under the caption “Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2014. The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Overview

Integrity is a medical device company focused on the design, development and commercialization of non-invasive glucose monitoring devices for use by people with diabetes. Integrity Israel was founded in 2001 with a mission to develop, produce and market non-invasive glucose monitors for home use by diabetics. We have developed a non-invasive blood glucose monitor, the GlucoTrack® model DF-F glucose monitoring device, which is designed to help people with diabetes obtain blood glucose level readings without the pain, inconvenience, cost and difficulty of conventional (invasive) spot finger stick devices. The GlucoTrack® model DF-F utilizes a patented combination of ultrasound, electromagnetic and thermal technologies to obtain blood glucose measurements in less than one minute via a small sensor that is clipped onto one’s earlobe and connected to a small, handheld control and display unit, all without drawing blood.

On June 4, 2013, we received initial CE Mark approval for the GlucoTrack® model DF-F non-invasive glucose monitoring device from DEKRA Certification B.V., our European notified body (the “Notified Body”). In March 2014 we received CE Mark approval for six months calibration validity of the same device. Receipt of the CE Mark allows us to market and sell the GlucoTrack® model DF-F glucose monitoring device in European Union (“EU”) member countries that have adopted the European Medical Device Directive (the “MDD”) without being subject to additional national regulations with regard to demonstration of performance and safety. However, although the MDD is applicable throughout the EU, in practice it does not ensure uniform regulation throughout the EU.  Accordingly, member countries may apply and enforce the MDD’s terms differently, and certain EU member countries may request or require performance and/or safety data additional to the MDD’s requirements from time to time, on a case-by-case basis. The CE Mark also permits the sale in countries that have an MDD Mutual Recognition Agreement with the EU. On August 31, 2015, we received approval from the Notified Body for improvements to the GlucoTrack® model DF-F which simplify and shorten (from approximately 2.5 hours to approximately half an hour) the initial calibration process for the device. These improvements are intended to reduce the backlog created as purchasers of the device await calibration. In addition, we received approval from the Notified Body on the updated intended use for the device, which expands the intended user population to include not only Type 2 diabetics, but persons suffering from pre-diabetes conditions as well, which we believe represents a material expansion of the potential market for the device.

The GlucoTrack® model DF-F has not yet been approved for commercial sale in the United States. On August 10, 2015, we submitted pre-submission documents to the U.S. Food and Drug Administration (the “FDA”) in connection with our proposed future application for FDA approval of our U.S. clinical trial protocol.  The pre-submission documentation was submitted to the FDA in order to obtain the FDA’s guidance regarding the U.S. regulatory pathway for the GlucoTrack® model DF-F, the proper approach to refining the trial protocol, and preparing the pre-marketing application. On October 19, 2015, we met with the FDA to discuss the pre-submission documents, including the approach to and details of the clinical trial protocol for GlucoTrack® Model DF-F. We are in the process of amending our proposed clinical trial protocol to reflect the feedback received from the FDA at such meeting. If our clinical trial protocol is approved by the FDA, we expect to begin clinical trials in the United States in early 2016.  Although a final agreement has not been reached, we are currently in advanced discussions with a well-known hospital and a well-known university to conduct such clinical trials.

Since receiving CE Mark approval for our GlucoTrack® model DF-F glucose monitoring device, we have expanded our primary focus to include, in addition to research and development activities, preparation for anticipated future mass-production and distribution of the GlucoTrack® model DF-F in EU member countries and other countries that have an MDD Mutual Recognition Agreement with the EU.  We have entered into exclusive distribution agreements with distribution firms in more than 10 countries, the effectiveness of which in many cases is subject to the receipt of local regulatory approval or registration, if required, for the commencement of sales of the GlucoTrack® model DF-F in the subject territory.  We cannot provide any assurance that we will receive the required local regulatory approvals in any of the countries in which such approvals are required, and therefore we may never be permitted to commence commercial sales of our products in such territories. Further discussions with other potential distributors are in different stages. Among other jurisdictions, we are in the process of seeking regulatory approval for the GlucoTrack® model DF-F in China (where we have a distribution agreement in place), South Korea (where we have a distribution agreement in place) and Japan (where we do not yet have a distribution agreement in place), and are awaiting local regulatory approval in each of those countries.  Based on input from our local distributors and regulatory consultants, we currently estimate that we will complete the local regulatory approval review process in China (CFDA), South Korea (KFDA) and Japan (PMDA) in approximately six to nine months, up to three months and twelve to fifteen months, respectively.

During October 2015, we held our first international distributors’ conference in which we provided our distributors with current diabetes scientific information and an overview of market conditions and presented them with new global branding and marketing and sales materials for the GlucoTrack® Model DF-F. In addition we detailed the advantages of the recent approval from the European Union to market the GlucoTrack® Model DF-F for pre-diabetic usage, as well as the reduction of device calibration process time from about 2.5 hours to less than half an hour.

We are continuing to work on improvements of certain features of the GlucoTrack® model DF-F, such as further simplifying the calibration process and improving the accuracy of the device.  In addition, we have begun developing a module which we expect will enable transmission of measurement data captured by the GlucoTrack® model DF-F to a cloud based server as well as a related smartphone application.  We expect this module and the related app, if successfully developed, to enable easy sharing and analysis of GlucoTrack® blood glucose measurements to clinicians and others.

We do not have commercial manufacturing facilities and do not intend to build commercial manufacturing facilities of our own in the foreseeable future. We currently utilize a third party manufacturer in Israel to manufacture the GlucoTrack model DF-F.  In July 2014, we entered into a manufacturing agreement with Wistron Corp. (“Wistron”), a Taiwanese entity and the manufacturing arm of Acer Inc.  Pursuant to such agreement, Wistron has agreed to mass produce and service, on a non-exclusive basis, the GlucoTrack® model DF-F and any future products, if any, introduced by us. Pursuant to such agreement, Wistron has also agreed to provide full turn-key manufacturing services for the GlucoTrack® model DF-F, including components procurement, unit assembly, device integration, testing, packaging and delivery to customers (distributors).  In November 2015, we sent a delegation to Wistron’s main production facility in Taiwan to, among other things, inspect the readiness of Wistron’s production line for the GlucoTrack® model DF-F.  Based on such audit, we expect Wistron’s production line for the GlucoTrack® model DF-F to be operational by the end of the first quarter of 2016.  Subject to the completion of Wistron’s production line, we intend to utilize the services of both Wistron and the Israeli third-party manufacturer to produce the GlucoTrack® model DF-F.

In support of our general corporate function, we are seeking to recruit additional management personnel with experience in the management of similarly situated businesses, including a new Chief Operating Officer. In support of our sales and distribution efforts, we are continuing to seek to expand our sales and customer support capabilities by increasing our sales and customer support teams, by adding new members to our advisory board, as well as by raising market awareness of our GlucoTrack® model DF-F device and its benefits.  We have also hired and are continuing to recruit additional field engineers, to work out of our headquarters in Israel, to educate our distributors and their sales and customer support personnel on the proper use and calibration of the GlucoTrack® model DF-F and provide customer support to our distributors.  To further support the efforts of our distributors, we have also hired and are continuing to recruit business development managers to serve as local liaisons to, and manage our relationships with, our distributors.  We have engaged Ogilvy CommonHealth (Paris), a well-known marketing firm in Europe to assist us in creating a marketing program intended to increase awareness of our product, and we have hired a social media director to both monitor social network activity with respect to diabetes and glucose measurement devices, and to assist in publicizing our device through social networking activity.

We have not yet generated any material revenues from our operations and, as of September 30, 2015, have incurred accumulated deficit of $27,707,038, stockholders’ deficit of $5,652,403 and negative operating cash flows. We currently have no material sources of recurring revenue and therefore are dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

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

In accordance with a recent amendment to ASU 2014-09, introduced by Accounting Standards Update 2015-11, "Revenue from Contracts with Customers - Deferral of the Effective Date", for a public entity, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period (the first quarter of fiscal year 2018 for the Company). Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

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

The Company is in the process of assessing the impact, if any, of ASU 2014-15 on its consolidated financial statements or related disclosures.

3.	Accounting Standard Update 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity”

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

The Company is in the process of assessing the impact, if any, of ASU 2014-16 on its consolidated financial statements.

4.	Accounting Standard Update 2015-11, “Simplifying the Measurement of Inventory”

In July, 2015, The FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330) ("ASU 2015-11").

ASU 2015-11 outlines that inventory within the scope of its guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and the retail inventory method (RIM) are not impacted by the new guidance. Prior to the issuance of ASU 2015-11, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin).

For a public entity, the amendments in ASU 2015-11 are effective, in a prospective manner, for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period (the first quarter of fiscal year 2017 for the Company). Early adoption is permitted as of the beginning of an interim or annual reporting period.

The Company is in the process of assessing the impact, if any, of ASU 2015-11 on its consolidated financial statements.

Results of Operations

The following discussion explains material changes in our results of operations for the three and nine month periods ended September 30, 2015, compared with the same periods ended September 30, 2014. This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues

During the nine month period ended September 30, 2015, we had revenues of $143,167 from orders for our GlucoTrack® model DF-F glucose monitoring device and personal ear-clip (“PEC”) that are replaced every six months, as compared with $27,309 for the prior-year period.  We did not have any revenue from orders for our GlucoTrack® model DF-F and PEC in the three month period ended September 30, 2015,  as we were working on improvements to the  GlucoTrack® model DF-F for which we received approval from the Notified Body on August 31, 2015.  We expect to receive orders for the improved device during the fourth quarter of 2015. We recognize revenues from GlucoTrack® model DF-F and PEC when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed and determinable, collectability is reasonably assured and no further obligations exist.

Research and Development Expenses

Research and development expenses were $1,596,494 for the nine month period ended September 30, 2015, as compared to $1,327,577 for the prior-year period. The increase is attributable primarily to the addition of new employees, higher salaries and related expenses and to higher material usage resulting from research and development engagement in the initial manufacturing of the GlucoTrack® model DF-F. Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, travel expenses, clinical trials and other expenses. We expect to maintain similar levels of research and development expenses through at least the remainder of 2015; however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs including the FDA registration process, specific requirements from customers, development of new GlucoTrack® models and others.

Selling, Marketing and General and Administrative Expenses

Selling, marketing and general and administrative expenses were $1,647,054 for the nine month period ended September 30, 2015, as compared to $1,299,935 for the prior-year period. The increase is attributable primarily to higher salaries and related expenses relating to our new sales and marketing director hired in July 2014, our new social media director hired in April 2015, and the new business development managers hired during the third quarter of 2015. In addition, the increase is also attributable in part to higher traveling expenses and higher professional fees primarily due to the engagement during the second quarter of 2015 of Ogilvy CommonHealth (Paris), a well-known marketing firm in Europe, offset partially by lower investor relations and public relations expenses. Selling, marketing and general and administrative expenses consist primarily of professional services, salaries, travel expenses and other related expenses for executive, finance and administrative personnel, including stock-based compensation expense. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services. We expect selling, marketing and general and administrative expenses to increase in 2015 and beyond as we continue our focus on marketing and sales of the GlucoTrack® model DF-F and incur increased costs to comply with the reporting and other obligations applicable to public reporting companies; however, we may adjust or allocate the level of our marketing and general and administrative expenses based on available financial resources and based on our commercial needs including the FDA registration process, specific requirements from customers, development of new GlucoTrack® models and others.

Financing (income) expenses, net

Financing expenses, net was $1,196,926 for the nine month period ended September 30, 2015, as compared to financing income of $(6,355,641) for the prior-year period. The change is primarily attributable to the non-cash loss on partial extinguishment of Series A Preferred Stock and Series A Warrants (see Note 3B of Item I – Financial Statement, above) during the nine month period ended September 30, 2015 and the decrease in the fair value estimate during the nine month period ended September 30, 2014 relating to our Series A Warrants with down-round protection that were issued to investors. In accordance with U.S. GAAP, we mark the Series A Warrants to market on a quarterly basis based on the fair value estimate derived by using a binomial pricing model, with the changes in fair value recognized as finance expense or income, as applicable, in our consolidated statement of operations.

Net income (loss)

Net loss was $(4,297, 307) for the nine month period ended September 30, 2015, as compared to a net income of $3,755,438 for the prior-year period. The increase in net loss is due primarily to the change in financing (income) expenses, net and increase in our operating expenses, as described above.

Three Months Ended September 30, 2015 Compared to three Months Ended September 30, 2014

Revenues

During the three month period ended September 30, 2015, we did not have any revenue from orders for our GlucoTrack® model DF-F and PEC as we were working on improvements to the GlucoTrack® model DF-F for which we received approval from the Notified Body on August 31, 2015.  We recognized $27,309 in revenue in the prior-year period from sales of the GlucoTrack® model DF-F.  We expect to receive orders for the improved device during the fourth quarter of 2015. We recognize revenues from GlucoTrack® model DF-F and PEC when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed and determinable, collectability is reasonably assured and no further obligations exist.

Research and Development Expenses

Research and development expenses were $560,189 for the three month period ended September 30, 2015, as compared to $421,704 for the prior-year period. The increase is attributable primarily to the addition of new employees, higher salaries and related expenses and to higher material usage resulting from research and development engagement in the initial manufacturing of the GlucoTrack® model DF-F. Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, travel expenses, clinical trials and other expenses. We expect to maintain similar levels of research and development expenses through at least the remainder of 2015; however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs including the FDA registration process, specific requirements from customers, development of new GlucoTrack® models and others.

Selling, Marketing and General and Administrative Expenses

Selling, marketing and general and administrative expenses were $563,292 for the three month period ended September 30, 2015, as compared to $436,296 for the prior-year period. The increase is attributable primarily to higher salaries and related expenses relating to our new sales and marketing director hired in July 2014, our new social media director hired in April 2015and the new business development managers hired during the third quarter of 2015. In addition, the increase is also attributable in part to travel expenses and higher professional fees primarily due to the engagement during the second quarter of 2015 of Ogilvy CommonHealth (Paris), a well-known marketing firm in Europe, offset partially by lower investor relations and public relations expenses. Selling, marketing and general and administrative expenses consist primarily of professional services, salaries, travel expenses and other related expenses for executive, finance and administrative personnel, including stock-based compensation expense. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services. We expect selling, marketing and general and administrative expenses to increase in 2015 and beyond as we continue our focus on marketing and sales of the GlucoTrack® model DF-F and incur increased costs to comply with the reporting and other obligations applicable to public reporting companies; however, we may adjust or allocate the level of our marketing and general and administrative expenses based on available financial resources and based on our commercial needs including the FDA registration process, specific requirements from customers, development of new GlucoTrack® models and others.

Financing (income) expenses, net

Financing income, net was $(27,511) for the three month period ended September 30, 2015, as compared to financing income of $(61,120) for the prior-year period. The change is primarily attributable the decrease in the fair value estimate during the three month period ended September 30, 2015 and 2014 relating to our Warrants with down-round protection that were issued to investors. In accordance with U.S. GAAP, we mark the Warrants to market on a quarterly basis based on the fair value estimate derived by using a binomial pricing model, with the changes in fair value recognized as finance expense or income, as applicable, in our consolidated statement of operations.

Net income (loss)

Net loss was $(1,095,970) for the three month period ended September 30, 2015, as compared to a net loss of $(769,571) for the prior-year period. The increase in net loss is due primarily the increase in our operating expenses partially offset by financing income for the periods as described above.

Liquidity and Capital Resources

We currently have limited liquidity.  As of September 30, 2015 and November 12, 2015, cash on hand was approximately $2.1 million and $1.2 million, respectively.  Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents will enable us to operate for a period of approximately three months from the date of this report. In order to fund our anticipated liquidity needs beyond such time period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need to increase our revenue, raise additional capital, or both.

As of September 30, 2015, we had NIS 300,000 (approximately $76,472 based on the exchange rate of 3.923 NIS/dollar as of September 30, 2015) available for borrowing under our line of credit with Bank HaPoalim. Borrowings under the line of credit are secured by our funds on deposit with the bank at the time of borrowing, which generally must be sufficient to cover the principal amount of the borrowings in full. As of September 30, 2015, we did not have any borrowings outstanding under the line of credit.

Messrs. Avner Gal and Zvi Cohen collectively loaned Integrity Israel NIS 176,000 ($44,864 based on the same exchange rate) in May 15, 2002 pursuant to a board approval. Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned Integrity Israel NIS 336,300 ($85,725 based on the same exchange rate) on March 16, 2004. These loans are not required to be repaid until the first year in which we realize profits in our annual statement of operations (accounting profit). At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales in the relevant quarter, beginning on the quarter following the first year in which we realize profits in our annual statement of operations. The total amount to be repaid by us to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to us, plus an amount equal to the product of the amount of each payment made by us in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment. However, notwithstanding the above-mentioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital. Our board of directors is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

Integrity Israel is required to pay royalties to the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of the State of Israel at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the development plan up to an amount equal to $93,462, plus interest at LIBOR from the date of grant. As of September 30, 2015, the contingent liability with respect to royalty payment on future sales equals to approximately $87,375, excluding interest.

Net Cash Used in Operating Activities for the Nine Month Periods Ended September 30, 2015 and September 30, 2014

Net cash used in operating activities was $3,107,214 and $2,419,839 for the nine month periods ending September 30, 2015 and 2014, respectively. Net cash used in operating activities primarily reflects the net income (loss) for those periods of $(4,297,307) and $3,755,438, respectively, increased and offset by non-cash changes in fair value of Warrants with down-round protection of $(119,148) and $6,344,340, respectively. Net cash used in operating activities was also partially offset by the non-cash loss on extinguishment of Series A Preferred Stock and Series A Warrants in the amount of $1,284,354 and $0, respectively and net changes in operating assets and liabilities in the amounts of $(19,113) and $122,452, respectively. Net changes in operating assets for the nine month period ending September 30, 2015 reflect a build-up of inventory in the amount of $180,144 in anticipation of future orders by our distributors.

Net Cash Used in Investing Activities for the Nine Month Periods Ended September 30, 2015 and September 30, 2014

Net cash used in investing activities was $118,993 and $79,543 for the nine month periods ended September 30, 2015, and 2014, respectively. During the nine month periods ended September 30, 2015, and 2014, cash used in investment activities consist of equipment purchases (such as computers, research and development and office equipment) in the amount of $94,714 and $51,485 respectively, and cash used to fund deposits in respect of employees rights upon retirement in the amount of $24,279 and $0, respectively.

Net Cash Provided by (Used in) Financing Activities for the Nine Month Periods Ended September 30, 2015 and September 30, 2014

Net cash provided by (used in) financing activities was $(492,300) and $4,542,421 for the Nine month period ended September 30, 2015 and 2014, respectively. Cash used in financing activities for the nine month periods ended September 30, 2015, reflects primarily the repayment of stockholders loan to Dimri (see Note 3A of Item I – Financial Statement, above) in the amount of $439,939 and cash dividends paid to the holders of our Series A Preferred Stock in the amounts of $52,361. Cash provided by financing activities for the nine month periods ended September 30, 2014, reflects net capital raised in the amounts of $4,820,273, offset partially by cash dividends paid to the holders of our Series A Preferred Stock in the amounts of $277,852.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Effective as of July 1, 2015, the Company issued (a) 65 shares of Series B 5.5% Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), (b) five-year warrants to purchase up to an aggregate of 11,205 shares of common stock, par value $0.001 per share (“Common Stock”), at an exercise price of $5.80 per share (the “Series B-1 Warrants”) and (c) five-year warrants to purchase up to an aggregate of 11,205  shares of Common Stock at an exercise price of $10.00 per share (the “Series B-2 Warrants).  Such shares of Series B Preferred Stock, Series B-1 Warrants and Series B-2 Warrants (collectively, the “Exchange Securities”) were issued in exchange for outstanding shares of Series A Preferred Stock, and the warrants issued together therewith, upon the exercise by the holders of such exchanged securities of their “most favored nation” rights pursuant to the Securities Purchase Agreement, dated March 13, 2013, by and among the Company and the purchasers party thereto.  Such exchange was completed without registration in reliance upon the exemption contained in Section 3(a)(9) of the United States Securities Act of 1933, as amended, as the exchange involved only securities of the Company exchanged with existing securities holders of the Company; no additional consideration was tendered by any exchanging shareholder in consideration for their Exchange Securities; and no commission or other remuneration was paid or given directly indirectly for soliciting such exchange.

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

Dated:  November 16, 2015

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