Form 10-K
period 2015-12-31
Integrity Applications, Inc.
filed 2016-03-30
CIK 1506983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission file number 000-54785

INTEGRITY APPLICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0668934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19 Ha'Yahalomim Street P.O. Box 12163 Ashdod, Israel	L3 7760049
(Address of principal executive offices)	(Zip Code)

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

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

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

The aggregate market value of the voting stock held by non-affiliates is $21,931,012, based on the closing price of $4.50 per share of the registrant’s common stock, as reported on the OTCQB on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter of 2015.

As of March 30, 2016, 5,690,097 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2016 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements. These forward looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. All statements other than statements of historical fact included in this Annual Report on Form 10-K, including statements regarding our future activities, events or developments, including such things as future revenues, product development, clinical trials, regulatory approval, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, projected performance and trends, and other such matters, are forward-looking statements. The words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “plan,” “may,” “will,” “could,” “would,” “should” and other similar words and phrases or the negative of such terms, are intended to identify forward-looking statements. The forward-looking statements made in this Annual Report on Form 10-K are based on certain historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. These statements relate only to events as of the date on which the statements are made and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. All of the forward-looking statements made in this Annual Report on Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially. Risks and uncertainties, the occurrence of which could adversely affect our business, include the risks identified in this Annual Report on Form 10-K under the caption “Risk Factors,” beginning on page 25. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report unless required by law.

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

On August 31, 2015, we received approval from the Notified Body for improvements to the GlucoTrack® model DF-F which simplify and shorten (from approximately 2.5 hours to approximately half an hour) the initial calibration process for the device. These improvements are intended to reduce the backlog created as purchasers of the device await calibration. In addition, we received approval from the Notified Body on the updated intended use for the device, which expands the intended user population to include not only Type 2 diabetics, but persons suffering from pre-diabetes conditions as well, which we believe represents a material expansion of the potential market for the device. In December 2015, we received approval from the Notified Body for further improvements to the GlucoTrack® model DF-F that increase the accuracy and efficacy of the device. On February 19, 2016, we received an extension of our ISO 13485:2003 certificate and Annex II certification from the EU.  The ISO 13485:2003 certification signifies that we have met the standards required for company-wide implementation of device quality management system(s).  The scope of the certification is design, development, manufacture and service of non-invasive glucose monitoring systems for home use.  Annex II also addresses quality control systems. The certification allows us to self-certify certain modifications and changes and simplifies some of the reporting to and review by the relevant Notified Body.  This can shorten CE-mark review process of future GlucoTrack® model DF-F enhancements or revisions. Without an Annex II certification, each new device enhancement or modified version would be subject to the full EU CE-mark review process.  The ISO 13485:2003 and Annex II certifications enable us to potentially improve the time to market for product sales on new,  enhanced or modified GlucoTrack® model DF-F devices.

The GlucoTrack® model DF-F has not yet been approved for commercial sale in the United States. On August 10, 2015, we submitted pre-submission documents to the U.S. Food and Drug Administration (the “FDA”) in connection with our proposed future application for FDA approval of our U.S. clinical trial protocol.  The pre-submission documentation was submitted to the FDA in order to obtain the FDA’s guidance regarding the U.S. regulatory pathway for the GlucoTrack® model DF-F, the proper approach to refining the trial protocol, and preparing the pre-marketing application. On October 19, 2015, we met with the FDA to discuss the pre-submission documents, including the approach to and details of the clinical trial protocol for the GlucoTrack® model DF-F. We are in the process of amending our proposed clinical trial protocol to reflect the feedback received from the FDA at the meeting. If our clinical trial protocol is approved by the FDA, and subject to our raising sufficient funds to do so, we expect to begin clinical trials in the United States in the first half of 2016.

We are continuing to work on improvements of certain features of the GlucoTrack® model DF-F, such as further simplifying the calibration process and improving the accuracy of the device.  In addition, we have begun developing a module which we expect will enable transmission of measurement data captured by the GlucoTrack® model DF-F to a cloud based server as well as a related smartphone application.  We expect this module and the related application, if successfully developed, to enable easy sharing and analysis of GlucoTrack® blood glucose measurements to clinicians and others.

Since receiving CE Mark approval for our GlucoTrack® model DF-F glucose monitoring device, we have expanded our primary focus to include, in addition to research and development activities, preparation for anticipated future mass-production and distribution of the GlucoTrack® model DF-F in EU member countries and other countries that have an MDD Mutual Recognition Agreement with the EU.  We have entered into exclusive distribution agreements with distribution firms in more than 15 countries, the effectiveness of which in many cases is subject to the receipt of local regulatory approval or registration, if required, for the commencement of sales of the GlucoTrack® model DF-F in the subject territory.  We cannot provide any assurance that we will receive the required local regulatory approvals in any of the countries in which such approvals are required, and therefore we may never be permitted to commence commercial sales of our products in such territories. Further discussions with other potential distributors are in different stages. Among other jurisdictions, we are in the process of seeking regulatory approval for the GlucoTrack® model DF-F in China (where we have a distribution agreement in place), South Korea (where we have a distribution agreement in place) and Japan (where we do not yet have a distribution agreement in place), and are awaiting local regulatory approval in each of those countries.  Although we expected to receive local regulatory approval in South Korea by February 2016, we recently received and responded to additional inquiries from the South Korean regulatory body (KFDA).  We expect that it will take at least two more months to receive a response from the South Korean regulatory body, and potentially longer to receive regulatory approval if they ask additional questions or impose additional requirements for such approval.  Based on input from our local distributors and regulatory consultants, we estimated that we would complete the local regulatory approval review process in Japan and China by February 2017 and August 2016, respectively. However, we have been informed that the local regulatory bodies in Japan and China (PMDA and CFDA, respectively) have now requested that we conduct additional clinical trials in their respective countries before they determine whether or not to approve the device to be marketed in such countries. Due to these developments, we now anticipate that the regulatory review process in Japan and China will take an additional 18 to 24 months, and potentially longer if the results of the additional clinical trials are not satisfactory to the local regulatory bodies or such regulatory bodies impose additional requirements for approval.

In support of our sales and distribution efforts, we are continuing to seek to expand our sales and customer support capabilities by increasing our sales and customer support teams, by adding new members to our advisory board, as well as by raising market awareness of our GlucoTrack® model DF-F device and its benefits.  In February 2015, we held the first meeting of our new Scientific Advisory Board, comprised of the following well-known leaders in the fields of Diabetes research, monitoring and treatment: Professor Lutz Heinemann, CEO and Head, Business Development of Profil Institute for Metabolic Research, Ltd. in Neuss, Germany; Professor Michael Heise, University of Applied Science of South-Westphalia, Iserlohn, Germany; Professor Mark A. Arnold, Professor and Edwin B. Green Chair Professor in Laser Chemistry at the University of Iowa; and Professor Jan Bolinder, Professor of Clinical Diabetes Research at the department of Medicine, Huddinge,  Sweden.  Members of the Scientific Advisory Board will receive a per meeting fee of 2,000 Euros each, plus reimbursement of expenses.

In October 2015, we held our first international distributors’ conference in which we provided our distributors with current diabetes scientific information and an overview of market conditions and presented them with new global branding and marketing and sales materials for the GlucoTrack® model DF-F. In addition we presented the advantages of the recent approval from the European Union to market the GlucoTrack® model DF-F for pre-diabetic usage.

We do not have commercial manufacturing facilities and do not intend to build commercial manufacturing facilities of our own in the foreseeable future. We currently utilize a third party manufacturer in Israel to manufacture the GlucoTrack® model DF-F.  In July 2014, we entered into a manufacturing agreement with Wistron Corp. (“Wistron”), a Taiwanese entity and the manufacturing arm of Acer Inc.  Pursuant to such agreement, Wistron has agreed to mass produce and service, on a non-exclusive basis, the GlucoTrack® model DF-F and any future products, if any, introduced by us. Pursuant to such agreement, Wistron has also agreed to provide full turn-key manufacturing services for the GlucoTrack® model DF-F, including components procurement, unit assembly, device integration, testing, packaging and delivery to customers (distributors).  In November 2015, we sent a delegation to Wistron’s main production facility in Taiwan to, among other things, inspect the readiness of Wistron’s production line for the GlucoTrack® model DF-F.  Wistron has produced a small pilot batch and is in the process of producing a second pilot batch of the GlucoTrack® model DF-F device. Subject to satisfactory completion of a GMP (Good Manufacturing Practice) audit by the local regulatory authorities in Taiwan, we now anticipate that the production line for the GlucoTrack® model DF-F will be operational during the second or third quarter of 2016.  Following the completion of Wistron’s production line, we intend to utilize the services of both Wistron and the Israeli third-party manufacturer to produce the GlucoTrack® model DF-F.

We have not yet generated any material revenues from our operations and, as of December 31, 2015, have incurred an accumulated deficit of $29,376,515, stockholders’ deficit of $6,970,914 and negative operating cash flows. We currently have no material sources of recurring revenue and therefore are dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

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

Our principal offices are located at 19 Ha'Yahalomim St., Ashdod, Israel 7760049 and our telephone number is 972-8-675-7878. Our website address is http://www.integrity-app.com; the reference to such website address does not constitute incorporation by reference of the information contained on the website and such information should not be considered part of this report. There is no relationship between us and Integrity Applications, Incorporated, the engineering and software services company based in Chantilly, Virginia.

Recent Corporate Developments

Resolution of Dimri Arbitration

On March 11, 2015 the arbitrator in the previously disclosed arbitration proceeding among Integrity Israel, Avner Gal, David Malka, Zvi Cohen, Ilana Freger and Alexander Raykhman, as defendants, and Y.H. Dimri Holdings (2001) Ltd. (“Dimri”), as plaintiff, issued a binding arbitration decision (the “Arbitration Decision”) which documents the parties’ negotiated settlement of such arbitration.  Pursuant to the terms of the Arbitration Decision, (1) Avner Gal, David Malka, Zvi Cohen, Ilana Freger and Alexander Raykhman transferred to Dimri, on March 18, 2015, an aggregate of 440,652 shares of the Company’s outstanding common stock par value $0.001 per share (the “Common Stock”) held collectively by such shareholders, (2) Integrity Israel (A) paid to Dimri on March 23, 2015, NIS 1,767,674 ($439,939 based on the exchange rate of 4.018 NIS:$1 as of March 23, 2015), as repayment in full of the outstanding principal amount under the Investment Agreement dated February 18, 2003 (the “Investment Agreement”), among Integrity Israel, Avner Gal, Zvi Cohen, David Malka, David Freger and Yigal Dimri, as adjusted for changes in the Israeli consumer price index since the date on which the loan was made, and (B) paid to Dimri on April 30, 2015, NIS 316,100 ($81,870 based on the exchange rate of 3.861 NIS:$1 as of April 30, 2015), as partial reimbursement of Dimri’s attorney’s fees in the arbitration. The Company accrued for the fee reimbursement obligation as part of professional fees within selling, marketing and general and administrative expenses included in its results of operations for the fiscal year ended December 31, 2014. As of December 31, 2015 such amount was fully paid.

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

Exchange of Series A Unit for Series B Units

As more fully described in Note 10 to the Company's financial statements included in this Annual Report on Form 10-K, on March 13, 2013, the Company entered into a Securities Purchase Agreement (“Series A Purchase Agreement”) with certain accredited investors (the “Series A Unit Purchasers”) pursuant to which the Company issued to the Series A Unit Purchasers an aggregate of 6,300 Series A Units, at a price of $1,000 per unit, each consisting of (i) one share of Series A 5.0% Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), convertible into shares of Common Stock at an initial conversion price of $5.80 per share, and (b) a Warrant to purchase, at an exercise price of $6.96 per share, up to 100% of the shares of Common Stock issuable upon conversion of such share of Series A Preferred Stock (the “Series A Warrant” and, together with the Series A Preferred Stock, the “Series A Units”).

The issuance and sale of the Series A Units constituted the second and final closing of an offering under the terms of the Series A Purchase Agreement. On November 19, 2012, the Company completed the first closing of the offering (the “First Closing”), pursuant to which the Company issued and sold an aggregate of 165,057 shares of Common Stock at a price of $7.00 per share to certain accredited investors (the “First Closing Purchasers”). As a result of the conversion of the offering from an offering of Common Stock to an offering of Series A Units, the Company agreed with Andrew Garrett, Inc., the placement agent for the offering (the “Placement Agent”), that, following the closing of the sale of the Series A Units, the Company would exchange the shares of Common Stock acquired by each First Closing Purchaser in the First Closing for such number of Series A Units equal to the aggregate purchase price paid by such First Closing Purchaser in the First Closing, divided by $1,000, in each case subject to the execution by the First Closing Purchasers of a consent to such modification. Pursuant to this agreement, on May 13, 2013, the Company cancelled 162,907 of the 165,057 shares of Common Stock issued to the First Closing Purchasers and issued to such First Closing Purchasers an aggregate of 1,140.35 Series A Units. Such Series A Units include Series A Preferred Stock convertible into an aggregate of 196,597 shares of Common Stock at a conversion price of $5.80 per share and Series A Warrants exercisable for 196,597 shares of Common Stock at an exercise price of $6.96 per share.

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

Between August and December of 2014, we received aggregate net proceeds of approximately $7.3 million (net of related cash expenses) from the issuance and sale in a private placement transaction, at a price of $1,000 per unit, of 8,500 Series B units (the “Series B Units”), each consisting of (a) one share of our newly designated Series B 5.5% Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), convertible into shares of our common stock, par value $0.001 per share, at an initial conversion price of $5.80 per share, (b) a five year warrant to purchase, at an exercise price of $5.80 per share, up to such number of shares of our common stock issuable upon conversion of such share of Series B Preferred Stock (each a “Series B-1 Warrant”) and (c) a five year warrant to purchase, at an exercise price of $10.00 per share, up to such number of shares of our common stock issuable upon conversion of such share of Series B Preferred Stock (each a “Series B-2 Warrant” and, together with the Series B-1 Warrants, collectively, the “Series B Warrants”).

Pursuant to the Series A Purchase Agreement, the Company was required to and did notify the holders of the Series A Preferred Stock of the closing of the sale of the Series B Units, and following receipt thereof such holders of Series A Preferred Stock were entitled, pursuant to the “most favored nation” provisions contained in the Purchase Agreement (as described above), to elect to amend the terms of their purchase of Series A Units to match the terms of the Series B Units. The Company was obligated to amend the terms of any Series A Units held by a Series A Purchaser who timely made such election and tendered its Series A Units for exchange.

As of December 31, 2015, the holders of approximately 6,931 Series A Units have elected, pursuant to the “most favored nation” provision in the Series A Purchase Agreement, to amend the terms of their Series A Units to match the terms of the Series B Units. Accordingly, the Company has exchange 6,931 share of Series A Preferred Stock into 6,931 shares of Series B Stock and 1,440,880 Series A Warrants into 1,200,710 Series B-1 Warrants and 1,200,710 Series B-2 Warrants. Due to the differences in the contractual terms of each of the financial instruments exchanged management determined that the exchange constitutes an extinguishment of the existing instruments and an issuance of new financial instruments. As a result of the exchange elections, the Company recorded during the year ended December 31, 2015 a non-cash loss on extinguishment of Series A Preferred Stock and Series A Warrants in the amount of $1,284,354, resulting from the differences between the fair market value estimate of the new Series B Units less the net book value of the exchanged Series A Preferred Stock and less the fair value of the exchanged Warrants with down-round protection.

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

According to the Diabetes Atlas (Sixth Edition) published by the International Diabetes Federation in 2013, an estimated 382 million adults worldwide, between the ages of 20 and 79, or approximately 8.4% of the world’s adult population, were estimated to suffer from diabetes in 2013 (not including those persons who suffer from impaired glucose tolerance or gestational diabetes, diabetic conditions first arising during pregnancy). The International Diabetes Federation estimates that this number will grow to approximately 592 million adults worldwide by 2035, a 55% increase from 2013. By 2035, the number of adults suffering from diabetes is estimated to increase by 109.1% in Africa, 96.2% in the Middle East and North Africa, 70.6% in Southeast Asia, 59.8% in South and Central America, 46.0% in the Western Pacific, 37.3% in North America and the Caribbean and 22.4% in Europe, over such regions’ respective 2013 levels.

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

Figure B

The direct cost comparison assumes (i) a single invasive measurement costs $1.00; (ii) the average user of an invasive device takes five measurements daily; (iii) the average retail price for the GlucoTrack® model DF-F is $2,000 (including one personal ear-clip); and (iv) the personal ear-clip is replaced every six months at a cost of $100. The direct cost comparison excludes calibration costs, which are expected to be approximately $70, in total, over a five year period.

Despite the fact that the overall costs associated with owning and using a GlucoTrack® model DF-F device are expected to be substantially lower than the cost of purchasing and using single use invasive devices over an extended period of time, as demonstrated in Figure B above, the significant initial purchase price of a GlucoTrack® model DF-F might present a barrier to adoption of the GlucoTrack® system by patients. In light of this fact, we are suggesting to distributors of the GlucoTrack® model DF-F that they consider offering end users financing and/or leasing options to lessen the initial financial burden associated with purchasing a GlucoTrack® model DF-F.  There can be no assurance that any such alternatives will be made available to end users. In addition, we intend to seek reimbursement approval for the GlucoTrack® model DF-F from third-party payors, including government payors (such as the Medicare and Medicaid programs in the United States, in the event the GlucoTrack® model DF-F is approved for commercial sale in the United States), managed care organizations and other third-party payors. There can be no assurance that such third party-payors will provide reimbursement coverage for the GlucoTrack® model DF-F or, if so, whether such reimbursement coverage will be adequate. See “Risk Factors - If the GlucoTrack® model DF-F or our future product candidates, if any, fail to achieve market acceptance, we may not be able to generate significant revenue or achieve or sustain profitability”.

Instead of directly measuring the glucose level of a user’s blood, as conventional spot finger stick devices do, the GlucoTrack® model DF-F uses a small, non-invasive sensor that is clipped onto a user’s earlobe to obtain certain body measurements using three technologies, which are then analyzed using a proprietary algorithm on a small, handheld control and display unit. Within one minute, the GlucoTrack® model DF-F will produce a blood glucose measurement that can be simultaneously audibly announced and displayed on the control unit, as well as recorded on internal flash memory. The two units of the device (main unit and personal ear-clip) are connected through a multi-wire flexible cable. When and if we develop a continuous measurement model, we plan for this connection to be wireless.

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

Non-invasive devices (under different stages of development) generally require frequent recalibration. For example, GlucoWatch, a single non-invasive product for glucose trend analysis that was previously approved for sale by the FDA, but which is no longer available commercially, required recalibrations approximately every 13 hours. The main reasons for calibration are that tissue parameters generally fluctuate in the area of the measurement, and are sensitive to the location of the sensor and the impact of potential disturbances. Disturbances are less frequent in the earlobes, where the GlucoTrack® model DF-F takes its measurements. Utilizing three channels simultaneously reduces the noise contribution in the measurement. In addition, the personal ear-clip contains sensors to help users attach the device to the proper part of the ear lobe.  The Notified Body for our CE Mark approval has determined that the initial calibration of the GlucoTrack® model DF-F device is valid for a period of six months, while to our knowledge, competing products require recalibration significantly more frequently. Therefore, the GlucoTrack® model DF-F will require only an initial calibration upon use of a new personal ear-clip (to be replaced every six months) and will not require recalibration.  However, to date, in informal discussions with the FDA, the FDA has indicated that initially it would require recalibration of the GlucoTrack® model DF-F every month, but has not yet indicated what standards will be used for clearance.  Thus, if and when we receive FDA approval to market the GlucoTrack® model DF-F in the United States, we may be required to provide for calibration on at least a monthly basis.  Recalibration of the device would be accomplished in the same manner as the initial calibration of the device, by comparing the readings obtained from the GlucoTrack® model DF-F against measurements obtained using an invasive device. We expect that the initial calibration and the first one or two recalibrations would be completed by experienced clinicians in a clinical setting, and all other recalibrations after the initial one or two recalibrations would be completed by the patient in a location of his or her choosing.

The GlucoTrack® model DF-F does not use any optical method (either Infra Red (IR) or Near Infra Red (NIR) technology), which we understand are being used by other developers of non-invasive blood glucose measurement devices. We believe that optical technologies are less reliable than the GlucoTrack® model DF-F’s combination of ultrasound, electromagnetic and thermal technologies due to inherent physiological limitations with optical technology. More specifically, optical technology is based on dispersion of a beam that is analyzed by spectrometric methods. As such devices are non-invasive, the beam passes through other components in the finger tip, such as skin, bone, muscle and fat tissue, which interfere with the measurements. Generally, most of these interferences have been overcome, but not the epidermis, primarily due to roughness, pigmentation and perspiration, which act like lenses in optical wavelengths.

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

Manufacturing

We do not have commercial manufacturing facilities and do not intend to build commercial manufacturing facilities of our own in the foreseeable future. We currently utilize a third party manufacturer in Israel to manufacture the GlucoTrack® model DF-F. In July 2014, we entered into a manufacturing agreement with Wistron, the manufacturing arm of Acer Inc. Wistron has agreed to mass produce and service, on a non-exclusive basis, the GlucoTrack® model DF-F and any future products, if any, introduced by us. Pursuant to such agreement, Wistron has agreed to provide full turn-key manufacturing services for the GlucoTrack® model DF-F, including components procurement, unit assembly, device integration, testing and packaging. Wistron is in the process of preparing a production line for the GlucoTrack® model DF-F.  Wistron has produced a small pilot batch and is in the process of producing a second pilot batch of the GlucoTrack® model DF-F device. Subject to satisfactory completion of a GMP (Good Manufacturing Practice) audit by the local regulatory authorities in Taiwan, we now anticipate that the production line for the GlucoTrack® model DF-F will be operational during the second or third quarter of 2016.    Following the completion of Wistron’s production line, we intend to utilize the services of both Wistron and the Israeli third-party manufacturer to produce the GlucoTrack® model DF-F. Our suppliers and their manufacturing facilities must comply with applicable regulations in the jurisdictions in which the GlucoTrack® model DF-F is being marketed (including ISO 13485 in the EU), current quality system regulations, which include current good manufacturing practices, and to the extent laboratory analysis is involved, current good laboratory practices. There can be no assurance that we will be able to enter into agreements with qualified manufacturers on terms acceptable to us, or at all, or that, once contracted, such manufacturers will perform as expected.

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

Sales & Marketing

We have a limited number of dedicated sales and marketing personnel, as we intend to collaborate with third parties with established sales and marketing operations in the medical device industry (such as the distributors described below) to market and sell the GlucoTrack® model DF-F to point of sale end users and/or local distributors.

We have entered into agreements with distributors to sell the GlucoTrack® model DF-F device in more than 15 countries, subject in certain cases to the receipt of local regulatory approval or registration, if required, for the commencement of sales of the GlucoTrack® model DF-F in the subject territory. We cannot provide any assurance that we will receive the required local regulatory approvals in any of the countries in which such approvals are required, and therefore we may never be permitted to commence commercial sales of our products in such territories. Further discussions with other potential distributors are in different stages.  However, there can be no assurance that we will be able to enter into additional distribution agreements on terms acceptable to us or at all or that, once contracted, our distributors will perform as expected.

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

Research & Development

We focus significant time and resources on research and development in connection with our efforts to continue to develop, improve and commercialize the GlucoTrack® model DF-F, as well as in connection with our development of other GlucoTrack® models. Our continuing research and development activities are primarily focused on software and algorithm improvements intended to improve the accuracy of the device, clinical trials to test the performance of the GlucoTrack® device when used by children and teenagers between the ages of six and 18, preparation for future FDA trials, testing new characteristics of the device, development of a new device in the GlucoTrack® family and seeking to streamline and continue to simplify the calibration process.

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

Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country.  These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls in others. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain FDA approval (as described below). These differences may affect the efficiency and timeliness of international market introduction of GlucoTrack® model DF-F. For countries in the EU, medical devices must display a CE Mark before they may be imported or sold and must comply with the requirements of the MDD or the Active Implantable Medical Device Directive. On June 4, 2013, we received our CE Mark approval for the GlucoTrack® model DF-F non-invasive glucose monitoring device from the Notified Body. Receipt of the CE Mark allows us to market and sell the GlucoTrack® model DF-F glucose monitoring device in EU member countries that have adopted the MDD without being subject to additional national regulations with regard to demonstration of performance and safety. However, although the MDD is applicable throughout the EU, in practice it does not ensure uniform regulation throughout the EU.  Rather, the MDD requires only a minimum level of harmonization in the EU.  Accordingly, member countries may apply and enforce the MDD’s terms differently, and certain EU member countries may request or require performance and/or safety data in addition to the MDD’s requirements from time to time, on a case-by-case basis. The CE Mark also permits the sale in countries that have an MDD Mutual Recognition Agreement with the EU. On August 31, 2015, we received approval from the Notified Body for improvements to the GlucoTrack® model DF-F which simplify and shorten (from approximately 2.5 hours to approximately half an hour) the initial calibration process for the device. These improvements are intended to reduce the backlog created as purchasers of the device await calibration. In addition, we received approval from the Notified Body on the updated intended use for the device, which expands the intended user population to include not only Type 2 diabetics, but persons suffering from pre-diabetes conditions as well, which we believe represents a material expansion of the potential market for the device. In December 2015, we received approval from the Notified Body for further improvements to the GlucoTrack® model DF-F that increase the accuracy and efficacy of the device.  On February 19, 2016, we received an extension of our ISO 13485:2003 certificate and Annex II certification from the EU.  The ISO 13485:2003 certification signifies that we have met the standards required for company-wide implementation of device quality management system(s).  The scope of the certification is design, development, manufacture and service of non-invasive glucose monitoring systems for home use.  Annex II also addresses quality control systems. The certification allows us to self-certify certain modifications and changes and simplifies some of the reporting to and review by the relevant Notified Body.  This can shorten CE-mark review process of future GlucoTrack® model DF-F enhancements or revisions. Without an Annex II certification, each new device enhancement or modified version would be subject to the full EU CE-mark review process.  The ISO 13485:2003 and Annex II certifications enable us to potentially improve the time to market for product sales on new, enhanced or modified GlucoTrack® model DF-F devices.

We are in the process of seeking regulatory approval for the GlucoTrack® model DF-F in China (where we have a distribution agreement in place), South Korea (where we have a distribution agreement in place) and Japan (where we do not yet have a distribution agreement in place), and are awaiting local regulatory approval in each of those countries.  We may also seek regulatory approval to market the GlucoTrack® devices in other foreign countries that do not rely on the CE Mark. To the extent that we seek to market our devices in other non-CE Mark countries in the future, we will be required to comply with the applicable regulatory requirements in each such country. Such regulatory requirements vary by country and may be onerous. As a result, no assurance can be given that we will be able to satisfy the regulatory requirements to sell our products in any such country.

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

On August 10, 2015, we submitted pre-submission documents to the FDA in connection with our proposed future application for FDA approval of our U.S. clinical trial protocol.  The pre-submission documentation was submitted to the FDA in order to obtain the FDA’s guidance regarding the U.S. regulatory pathway for the GlucoTrack® model DF-F, the proper approach to refining the trial protocol, and preparing the pre-marketing application. On October 19, 2015, we met with the FDA to discuss the pre-submission documents, including the approach to and details of the clinical trial protocol for the GlucoTrack® Model DF-F. We are in the process of amending our proposed clinical trial protocol to reflect the feedback received from the FDA at the meeting. If our clinical trial protocol is approved by the FDA, and subject to our raising sufficient funds to do so, we expect to begin clinical trials in the United States in the first half of 2016.

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

On August 2, 2011, President Obama and Congress enacted the Budget Control Act of 2011 to increase the federal government’s borrowing authority (the so-called “debt ceiling”) and reduce the federal government’s projected operating deficit. To implement this legislation, President Obama and members of Congress have proposed various spending cuts and tax reform initiatives, some of which could result in changes (including substantial reductions in funding) to Medicare, Medicaid or Medicare Advantage Plans. Under the agreement reached to allow the federal government to raise the debt ceiling in August 2011, a 12-member, bipartisan committee was given a deadline of November 23, 2011 to develop recommendations for reducing the federal budget deficit by a total of at least $1.2 trillion over ten years. However, the committee was not able to agree on a plan and, therefore, $1.2 trillion in automatic spending cuts, including a two-percent reduction in Medicare payments to dialysis facilities went into effect on January 1, 2013. In November 2013, CMS released a final rule that included a 12% cut for reimbursement of dialysis intravenous services.  While CMS created other offsets to make the first two years of the cut budget neutral, the adjustment itself in the bundle went down by 3.3% starting in January 2014, as part of a 3-4 year transition period to reach the 12% reduction. This means that Medicare dialysis rates were flat in 2014 and will be flat 2015 in an environment of increasing expenses. These measures and any future federal legislation relating to the debt ceiling or deficit reduction could have a material adverse effect on us.

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

Medicare reimburses for medical devices in a variety of ways depending on where and how the device is used. However, Medicare only provides reimbursement if CMS determines that the device should be covered and that the use of the device is consistent with the coverage criteria. A coverage determination can be made at the local level by the Medicare administrative contractor (formerly called carriers and fiscal intermediaries) or a private contractor that processes and pays claims on behalf of CMS for the geographic area where the services were rendered, or at the national level by CMS. There are new statutory provisions intended to facilitate coverage determinations for new technologies under the Medicare Prescription Drug Improvement and Modernization Act of 2003 §731 and §942, but it is unclear how these new provisions will be implemented. Coverage presupposes that the device has been cleared or approved by the FDA and, further, that the coverage will be no broader than the approved intended uses of the device (i.e., the device’s label) as cleared or approved by the FDA, but coverage can be narrower. In that regard, a narrow Medicare coverage determination may undermine the commercial viability of a device.

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

Until a reimbursement code is achieved, in order to reduce out of pocket expenses for users and increase the number of devices sold, we are suggesting to distributors of the GlucoTrack® model DF-F in the United States (and would anticipate suggesting to our distributors in the United States in the future if and when we receive FDA approval to market the GlucoTrack® model DF-F in the United States) that they consider offering end users financing and/or leasing options to lessen the initial financial burden associated with purchasing a GlucoTrack® device.  There can be no assurance that any such alternatives will be made available to end users.

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

We have obtained an issued patent for “A Method of Monitoring Glucose Level” in the United States, Europe, Australia, Canada, China, India, Israel, Japan, Mexico, the Philippines, Russia, South Africa and South Korea. This patent expires in 2023 in the United States and 2023 or 2024 in most other jurisdictions. One additional patent application is under examination in Brazil.

We have also obtained an issued patent in the United States for an invention entitled “Device For Non-Invasively Measuring Glucose,” which covers the technologies related to the GlucoTrack® measurement process. The issued United States patent expires in 2031. Additional patents have now issued in Europe, Australia, China, Hong Kong, Israel, Japan, Russia, South Africa and Taiwan, and they will also expire in 2031. Applications are still pending in Brazil, Canada, India and South Korea and the application in Chile was abandoned. Regarding the three measuring technologies used in the GlucoTrack® device, continuation applications are pending in the US, Europe, Australia, China, Hong Kong, Israel, Japan and Taiwan.

Regarding the “Ear Clip for Medical Monitoring Device” and its structure, in 2013 we filed a utility patent application in Israel and in March 2014 filed a corresponding Patent Cooperation Treaty application and a corresponding application in Taiwan. A favorable report on patentability under Chapter II of the PCT was received. National Stage applications have been filed in China, the US, Europe, Australia, Canada, Japan, South Korea, Philippines and South Africa.

Regarding the unique designs for the glucose monitoring device, we have design registrations in China, Europe, India, Israel, Japan, the Philippines, South Korea, Taiwan and the U.S. for the Hinge Pin Joint and pending design applications in Israel, South Korea and the U.S. We also have design registrations in China, Europe, India, Japan, the Philippines, and South Korea and pending design applications in the U.S., Brazil, and Taiwan for the Ear Clip; design registrations in Europe and China for the Temperature Sensor; and a design registration in China for the Measuring Device.

We have obtained trademark registrations for GlucoTrack® in the U.S., Europe and 21 other countries, including Argentina, Australia, Azerbaijan, Brazil, Chile, China, India, Indonesia, Israel, Japan, Kazakhstan, Latvia, Mexico, New Zealand, Philippines, Russia, South Africa, South Korea, Taiwan, Turkey, and Uruguay and have trademark applications pending for GlucoTrack® in Belarus, Canada and Thailand.

Trademark registrations were issued in France, Italy, Japan, Lithuania, South Korea, Philippines and Spain for "JUST CLIP IT” and additional applications are pending in the U.S., Belarus, Brazil, Canada, China, India, Latvia and South Africa to register the trademark. In addition, trademark registrations were issued in France, Italy, Japan, Philippines, South Korea and Spain for “YOUR TRACK TO HEALTH”, and additional applications are pending in the U.S., Canada, China and India to register the trademark.

Applications have been filed in Israel to register “Integrity”, the Company’s logo and also the GlucoTrack® logo.

Trademark applications are in the process of being filed for GlucoTrack® and the company name in Chinese Characters in China, Hong Kong and Taiwan.

Trademark registration applications in Israel for "JUST CLIP IT” and “YOUR TRACK TO HEALTH” were rejected. The Company decided to abandon these applications. The trademark applications in Estonia and Thailand for “JUST CLIP IT” and in Thailand for “YOUR TRACK TO HEALTH” have also been abandoned during the past year. Regarding these trademarks in Israel, Thailand and Estonia, the Company still maintains its common law rights in such marks, to the extent that such rights are recognized in the respective countries.

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

Within the last few years, CGMS devices have been introduced into the market and will compete with the GlucoTrack® model DF-F and our future devices, if any. Currently, three different brands have obtained FDA clearance to market, and are selling, CGMS devices in the U.S. and EU markets. These brands are sold by Medtronic plc., Abbott Laboratories (not available in the U.S.) and Dexcom, Inc.. CGMS devices are invasive devices, in which a needle is inserted under the skin (either in the abdomen or the upper arm) and measures interstitial fluid. Although we cannot predict what standards will be employed by applicable regulatory authorities as we seek FDA clearance, the results achieved by the GlucoTrack® model DF-F in our safety and performance clinical trial conducted in 2012 and 2013 were similar to the results obtained from the CGMS devices that have been introduced to the market, as of the time of their introduction.

Abbott FreeStyle Libre is a relatively new device which was introduced to the market during 2014 and is targeted for type 1 and type 2 diabetics. It contains a tiny glucose sensor that is inserted into the upper arm and must be replaced every two weeks. In order to receive a reading, the user scans the device over the sensor and receives an immediate reading.

In addition, other companies are developing non-invasive glucose testing devices and technologies that could compete with our devices. There are also a number of academic and other institutions involved in various phases of technology development regarding blood glucose monitoring devices. We believe that the majority of non-invasive glucose monitors in development require frequent calibrations (from a few hours to a few days, compared to the GlucoTrack® model DF-F, which has a demonstrated efficacy period of six months from the initial calibration). Among the companies developing non-invasive glucose testing devices is Echo Therapeutics, Inc. Other companies developing continuous measurement devices, based on minimally invasive methods, such as implants or subdermal needles include Medtronic, Inc., Abbot Laboratories and Dexcom, Inc.

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

To our knowledge, a summary of potential competitors with non-invasive products in development is set forth below in Figure D.

Figure D

	Company	Product	Technology	Calibration	Type of Measurement	Technology Description

1.	Echo Therapeutics (MA, USA)	Symphony	UltraSound	Daily calibration	Continuous	Needle-free skin permeation and non-invasive, continuous transdermal glucose biosensor (device attached to skin).
2.	Freedom Meditech (MA, USA)		Optical Polarimetry (in front of the eye)	Not known	Spot; Screening	Non-invasive direct measurement of glucose levels in front of the eye via optical polarimetry.
3.	Cybiocare (Quebec, Canada)	OHD	Optical	Not known	Continuous	Through a device strapped to a patient’s arm, continuously measures glucose levels by using infrared light to detect hypoglycemia in the patient.
4.	CNOGA Medical (Israel)	TensorTip CGM Combo Glucometer	Optical Look-up table	At least 200 pricking within a few weeks	Spot	Four LED signals are beamed through the finger; color image sensor executes a special algorithm.

Employees

As of December 31, 2015, we had 29 full-time employees and 8 part-time employees. None of our employees are represented by a collective bargaining agreement. In addition as of December 31, 2015 we had four full-time consultants.

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

We will need to secure additional financing in 2016 in order to continue to finance our operations. If we are unable to secure additional financing on acceptable terms, or at all, we may be forced to curtail or cease our operations.

Our cash on hand was approximately $84,000 as of March 28, 2016. Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents will enable us to operate for a period of less than thirty days from the date of this report and we have deferred payments on our accounts payable as well as payroll payments to certain management employees who voluntarily elected to have their salaries deferred. In order to fund our anticipated liquidity needs beyond such period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need to raise additional capital.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. We do not know whether additional funding will be available on acceptable terms, or at all. If we are unable to secure additional financing in the near term, we may be forced to: curtail or abandon our existing business plans; limit or terminate our applications for the regulatory approvals or clearances, as the case may be, in the countries in which we intend to market the GlucoTrack® model DF-F; reduce our headcount; default on our debt obligations; file for bankruptcy; seek to sell some or all of our assets; and/or cease our operations.  If we are forced to take any of these steps, any investment in our securities may be worthless.  To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants.  In addition to the dilution normally attendant to an equity offering, holders of our shares of Common Stock may experience additional dilution as a result of the anti-dilution and most favored nation provisions of our Series A Preferred Stock, Series B Preferred Stock and Series A Warrants.

We have a history of operating losses, and there is no assurance that we will generate material revenues or become profitable in the near future.

We are a medical device company with a limited operating history. We are not profitable and have incurred losses since our inception. To date we have not generated material revenue from the sale of products and we do not anticipate that we will report operating income in the near future. Our initial product, the GlucoTrack® model DF-F, has not been approved for marketing in the United States and may not be sold or marketed without FDA clearance or approval in the United States. While our GlucoTrack® model DF-F received CE Mark approval in 2013, there is no assurance that we will be able to generate any material revenues from sales of such model in the EU or any other jurisdictions. We continue to incur research and development and selling, marketing and general and administrative expenses related to our operations, development and commercialization of our first product. Our operating losses for the years ended December 31, 2015 and 2014 were approximately $4.7 million and $3.6 million, respectively, and we had an accumulated deficit of approximately $29.4 million as of December 31, 2015. We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we prepare for and begin to commercialize the GlucoTrack® model DF-F. If we are not successful in manufacturing and distribution the GlucoTrack® model DF-F, or if the GlucoTrack® model DF-F does not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm noted in its report accompanying our financial statements for the fiscal year ended December 31, 2015 that we had suffered significant accumulated deficit and had negative operating cash flows and that the development and commercialization of our product is expected to require substantial expenditures. We have not yet generated any material revenues from our operations to fund our activities, and are therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in our common stock.

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

The enacted legislation contains many provisions designed to generate the revenues necessary to fund the coverage expansions. The most relevant of these provisions are those that impose fees or taxes on certain health-related industries, including medical device manufacturers like us. The legislation imposed an annual excise tax (or sales tax) on medical devices like ours, beginning with calendar year 2013. The taxes are allocated based on our proportionate share of the prior-year’s aggregate domestic gross receipts from medical device sales.

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

As we continue to evolve from a company primarily involved in development to a company also involved in commercialization, we may encounter difficulties in managing our growth and expanding our operations successfully.

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

We do not own or operate manufacturing facilities for clinical or commercial production of the GlucoTrack® model DF-F, other than a prototype lab. We have no experience in medical device manufacturing, and lack the resources and the capability to manufacture the GlucoTrack® model DF-F on a commercial scale. We currently manufacture the GlucoTrack® model DF-F with a third party manufacturer in Israel.  In July 2014, we entered into a manufacturing agreement with Wistron.  Wistron is in the process of preparing a production line for the GlucoTrack® model DF-F. Wistron has produced a small pilot batch and is in the process of producing a second pilot batch of the GlucoTrack® model DF-F device. Subject to satisfactory completion of a GMP (Good Manufacturing Practice) audit by the local regulatory authorities in Taiwan, we now anticipate that the production line for the GlucoTrack® model DF-F will be operational during the second or third quarter of 2016.  Following the completion of Wistron’s production line, we intend to utilize the services of both Wistron and the Israeli third-party manufacturer to produce the GlucoTrack® model DF-F.

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

We have limited internal marketing, sales or distribution capabilities and currently we do not intend to develop extensive internal marketing, sales or distribution capabilities in the future.  Rather, we intend to utilize third-party distributors to market our products, and have entered into exclusive distribution agreements with respect to certain territories.  There is no assurance that third party distributors will achieve acceptable levels of sales or that, if any of our existing arrangements expire or terminate, we will be able to replace any distributors on terms advantageous to us, or at all. Further, there is no assurance that we will be able to expand our distribution network by adding additional distributors. If third party distributors cease to promote our products, or if we are unable to make acceptable arrangements with distributors or sales personnel in other markets, our business, prospects, operating results or financial condition could be materially adversely affected.

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

All of our executive officers and two of our directors are non-residents of the United States and a substantial portion of our assets and the assets of these persons will be located outside of the United States. Therefore, it may be difficult for an investor, or any other person or entity, to enforce a United States court judgment, including a judgment based upon the civil liability provisions of the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act of 1934, as amended (the “Exchange Act”), in original actions instituted in an Israeli court against any of these persons. Furthermore, service of process upon these persons may be difficult to obtain within the United States.

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

Integrity Israel is required to pay royalties to the OCS on the proceeds from the sale of our systems resulting from research and development projects for which the OCS provided a grant. During the first three years of sales, we will be required to pay royalties of 3% of the sales of such products. In the fourth, fifth and sixth years of sales, we will be required to pay royalties of 4% of such sales and from the seventh year on we will be required to pay royalties of 5% of such sales, in all cases, up to 100% of the amount of grants received by us from the OCS plus interest at the London Interbank Offered Rate (“LIBOR”). We do not have any other future performance obligations related to the OCS grants. As of December 31, 2015, the contingent liabilities with respect to OCS grants subject to repayment under these royalty agreements equaled $83,341, not including interest. To the extent that we are required to pay royalties to the OCS, such payments will increase our expenses for the year(s) in which such payment(s) are accrued, and, as a result, will reduce our profits (or increase our losses, as applicable) for such periods. Payments made to the OCS in lieu of royalties and repayment of the loans described above will reduce our free cash-flow and our cash balance for the year(s) in which such payment(s) are made.

Messrs. Avner Gal and Zvi Cohen collectively loaned us NIS 176,000 ($45,105 based on the exchange rate of 3.902 NIS/dollar as of December 31, 2015) in May 2002 pursuant to an oral agreement (the “Gal/Cohen Loan”). Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned us NIS 336,300 ($86,187 based on the same exchange rate) on March 16, 2004 (the “Tarlovsky/Fisher/Kugler Loan”). These loans are not required to be repaid until the first year in which we realize profits in our statement of operations. At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales after deduction of VAT in the relevant quarter, beginning the quarter following the first year in which we realize profits in our annual statement of operations. The total amount to be repaid by us to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to us, plus an amount equal to the product of the amount of each payment made by us in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment. However, notwithstanding the abovementioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital.  The Israeli Consumer Price Index was 177.6386, and 178.5793, respectively, as of the dates of the Gal/Cohen Loan and the Tarlovsky/Fisher/Kugler Loan. The Israeli Consumer Price Index as of December 31, 2015 was 222.3267. Our board of directors is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

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

As of March 30, 2016, we had 5,690,097 shares of common stock outstanding. In addition, the shares of Preferred Stock, Warrants and employees’ stock options outstanding on such date were convertible into, or exercisable for, an aggregate of 9,433,505 shares of common stock. Pursuant to the registration rights agreement we entered into with certain of our stockholders who participated in the private placement of units of the Company consisting of our Series A Preferred Stock and Warrants to purchase shares of Common Stock and the placement agent agreement entered into with Andrew Garrett, Inc., we have filed a registration statement registering for resale an aggregate of 2,824,471 shares of common stock underlying the Series A Preferred Stock and related Warrants and the placement agent Warrants issued in respect thereof. Pursuant to the registration rights agreement entered into in connection with our sale of the Series B Units, on March 31, 2015 we filed a Registration Statement on Form S-1 registering the resale of an aggregate of 4,836,408 shares of Common Stock underlying the Series B Units and related Warrants and the placement agent Warrants issued in respect thereof.  In addition, the shares of Common Stock sold by us in a previous private placement consummated in the period from December 16, 2010 through July 29, 2011 may be eligible for resale without registration in accordance with one or more exceptions under the Securities Act. Sales by stockholders of substantial amounts of shares of Common Stock (pursuant to the registration statement described in the preceding sentence or pursuant to an exemption from registration), the issuance of new shares of Common Stock (or securities convertible into or exercisable for shares of our common stock) by us or the perception that these sales may occur in the future, could materially and adversely affect the market price of the Common Stock.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Until mid-December 2015, Integrity Israel leased approximately 3,100 square feet of office space in the city of Ashkelon, Israel as its principal offices and prototype laboratory.  Pursuant to a verbal agreement with the landlord, Integrity Israel leased this facility on a monthly basis at a cost of approximately $2,934 (NIS 11,500). Currently, Integrity Israel leases approximately 5,500 square feet of office space in the city of Ashdod, Israel for its principal offices.  The lease term began on December 1, 2015 for a period of 5 years which can be extended for an additional 5 years at the option of the Company. Monthly lease payments including maintenance are approximately $10,000. The Company estimates that its minimal rent and maintenance payments will be approximately $120,000 per year over each of the next 5 years. In connection with the lease agreement, Integrity Israel provided the landlord a bank guarantee in the amount of approximately $35,000 (NIS 137,162) that can be exercised by the landlord in the case Integrity Israel fails to pay the monthly rent payments.  The guarantee is renewed on an annual basis for a period of 5 years and is secured by funds on deposit with the bank, which generally must be sufficient to cover the principal amount guarantee.

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

The following table sets forth, for each quarter during the period commencing January 1, 2014 and ending on December 31, 2015, the reported high and low bid prices of our Common Stock on the OTCQB.  The bid information was obtained from the OTC Markets, Inc. and reflects prices between dealers, without retail mark-up, markdown or commission, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid

December 31, 2015	$5.83	$3.25
September 30, 2015	$6.75	$4.00
June 30, 2015	$7.50	$4.25
March 31, 2015	$6.25	$4.90
December 31, 2014	$7.45	$5.00
September 30, 2014	$7.95	$6.00
June 30, 2014	$8.40	$7.00
March 31, 2014	$8.90	$5.05

Holders

As of March 30, 2016, there were 265 holders of record of our Common Stock.

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

Pursuant to the Series A Certificate of Designations, the holders of Series A Preferred Stock are entitled to receive cumulative dividends at a rate of 5% per annum, based on the stated value per share of Series A Preferred Stock, which was initially $1,000 per share. Dividends on the Series A Preferred Stock are payable quarterly on March 31, June 30, September 30 and December 31 of each year, and on each conversion date (with respect to the shares of Series A Preferred Stock being converted). For the year ending December 31, 2015, we paid an amount of $57,061 in cash dividends to holders of Series A Preferred Stock.

Pursuant to the Series B Certificate of Designations, the holders of Series B Preferred Stock are entitled to receive cumulative dividends at a rate of 5.5% per annum, based on the stated value per share of Series B Preferred Stock, which was initially $1,000 per share. Dividends on the Series B Preferred Stock are payable quarterly on March 31, June 30, September 30 and December 31 of each year, and on each conversion date (with respect to the shares of Series B Preferred Stock being converted). For the year ending December 31, 2015, we distributed a total of 168,926 shares of Common Stock at an estimated fair value of $390,219 as stock dividends to holders of Series B Preferred Stock.

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

On August 31, 2015, we received approval from the Notified Body for improvements to the GlucoTrack® model DF-F which simplify and shorten (from approximately 2.5 hours to approximately half an hour) the initial calibration process for the device. These improvements are intended to reduce the backlog created as purchasers of the device await calibration. In addition, we received approval from the Notified Body on the updated intended use for the device, which expands the intended user population to include not only Type 2 diabetics, but persons suffering from pre-diabetes conditions as well, which we believe represents a material expansion of the potential market for the device. In December 2015, we received approval from the Notified Body for further improvements to the GlucoTrack® model DF-F that increase the accuracy and efficacy of the device.  On February 19, 2016, we received an extension of our ISO 13485:2003 certificate and Annex II certification from the EU. The ISO 13485:2003 certification signifies that we have met the standards required for company-wide implementation of device quality management system(s). The scope of the certification is design, development, manufacture and service of non-invasive glucose monitoring systems for home use. Annex II also addresses quality control systems. The certification allows us to self-certify certain modifications and changes and simplifies some of the reporting to and review by the relevant Notified Body. This can shorten CE-mark review process of future GlucoTrack® model DF-F enhancements or revisions. Without an Annex II certification, each new device enhancement or modified version would be subject to the full EU CE-mark review process. The ISO 13485:2003 and Annex II certifications enable us to potentially improve the time to market for product sales on new, enhanced or modified GlucoTrack® model DF-F devices.

Given the improvements to the device that were submitted for approval in the second half of 2015 and approved in August and December 2015, we postponed sales of the GlucoTrack® model DF-F in the second half of 2015.  We held an international distributors’ conference in October 2015 in which, among other things, we educated our international distributors as to the improvements to the device and our expectation to begin taking orders for the improved device in the first quarter of 2016.  In the first quarter of 2016, after introducing the improved version of GlucoTrack® model DF-F, we received orders totaling approximately $300,000, of which over $100,000 has been paid. We also received orders, totaling approximately $1.75 million, that are contingent on the receipt of local regulatory approval to market the GlucoTrack® model DF-F in certain countries; however, we cannot guarantee that these orders will be fulfilled, due to the pending application process and we have not received any payments towards these orders.

In addition to the improvements to the GlucoTrack® model DF-F described above, we have also continued to work on additional improvements to the device and the development of new devices and, subject to our raising sufficient funds to do so, intend to continue these efforts in 2016.  Specifically, we are developing a wireless communication module (WLM) which will be hooked to the GlucoTrack® model DF-F and will allow the device to communicate with other electronic devices (e.g., clinician devices, etc.) using the cloud.  We also started to design the next generation of GlucoTrack® model DF-F, as well as a simple model, DF-B, for sale in developing countries.

Going Concern

We have not yet generated material revenues from our operations and as of December 31, 2015, have incurred an accumulated deficit of $29,376,515, stockholder’s deficit of $6,970,914 and negative operating cash flows. We currently have no material sources of recurring revenue and therefor are dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Recent Corporate Developments

Resolution of Dimri Arbitration

On March 11, 2015, the arbitrator in the previously disclosed arbitration proceeding among Integrity Israel, Avner Gal, David Malka, Zvi Cohen, Ilana Freger and Alexander Raykhman, as defendants, and Dimri, as plaintiff, issued the Arbitration Decision.  Pursuant to the terms of the Arbitration Decision, (1) Avner Gal, David Malka, Zvi Cohen, Ilana Freger and Alexander Raykhman transferred to Dimri, on March 18, 2015, an aggregate of 440,652 shares of the Company’s outstanding Common Stock held collectively by such shareholders, (2) Integrity Israel (A) paid to Dimri on March 23, 2015, NIS 1,767,674 ($439,939 based on the exchange rate of 4.018 NIS:$1 as of March 23, 2015), as repayment in full of the outstanding principal amount under the Investment Agreement, as adjusted for changes in the Israeli consumer price index since the date on which the loan was made, and (B) paid to Dimri on April 30, 2015, NIS 316,100 ($81,870 based on the exchange rate of 3.861 NIS:$1 as of April 30, 2015), as partial reimbursement of Dimri’s attorney’s fees in the arbitration. The Company accrued for the fee reimbursement obligation as part of professional fees within selling, marketing and general and administrative expenses included in its results of operations for the fiscal year ended December 31, 2014. As of December 31, 2015 such amount was fully paid.

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

Exchange of Series A Unit for Series B Units

As more fully described in Note 10 to the Company's financial statements included in this Annual Report on Form 10-K, on March 13, 2013, the Company entered into the Series A Purchase Agreement with the Series A Unit Purchasers pursuant to which the Company issued to the Series A Unit Purchasers an aggregate of 6,300 Series A Units, at a price of $1,000 per unit, each consisting of (i) one share of Series A Preferred Stock, convertible into shares of Common Stock at an initial conversion price of $5.80 per share, and (b) a Series A Warrant.

The issuance and sale of the Series A Units constituted the second and final closing of an offering under the terms of the Series A Purchase Agreement. On November 19, 2012, the Company completed the First Closing, pursuant to which the Company issued and sold an aggregate of 165,057 shares of Common Stock at a price of $7.00 per share to First Closing Purchasers. As a result of the conversion of the offering from an offering of Common Stock to an offering of Series A Units, the Company agreed with the Placement Agent that, following the closing of the sale of the Series A Units, the Company would exchange the shares of Common Stock acquired by each First Closing Purchaser in the First Closing for such number of Series A Units equal to the aggregate purchase price paid by such First Closing Purchaser in the First Closing, divided by $1,000, in each case subject to the execution by the First Closing Purchasers of a consent to such modification. Pursuant to this agreement, on May 13, 2013, the Company cancelled 162,907 of the 165,057 shares of Common Stock issued to the First Closing Purchasers and issued to such First Closing Purchasers an aggregate of 1,140.35 Series A Units. Such Series A Units include Series A Preferred Stock convertible into an aggregate of 196,597 shares of Common Stock at a conversion price of $5.80 per share and Series A Warrants exercisable for 196,597 shares of Common Stock at an exercise price of $6.96 per share.

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

Between August and December of 2014, we received aggregate net proceeds of approximately $7.3 million (net of related cash expenses) from the issuance and sale in a private placement transaction, at a price of $1,000 per unit, of 8,500 Series B Units, each consisting of (a) one share of Series B Preferred Stock, convertible into shares of our common stock, par value $0.001 per share, at an initial conversion price of $5.80 per share, (b) a Series B-1 Warrant and (c) a Series B-2 Warrant.

Pursuant to the Series A Purchase Agreement, the Company was required to and did notify the holders of the Series A Preferred Stock of the closing of the sale of the Series B Units, and following receipt thereof such holders of Series A Preferred Stock were entitled, pursuant to the “most favored nation” provisions contained in the Purchase Agreement (as described above), to elect to amend the terms of their purchase of Series A Units to match the terms of the Series B Units. The Company was obligated to amend the terms of any Series A Units held by a Series A Purchaser who timely made such election and tendered its Series A Units for exchange.

As of December 31, 2015, the holders of approximately 6,931 Series A Units have elected, pursuant to the “most favored nation” provision in the Series A Purchase Agreement, to amend the terms of their Series A Units to match the terms of the Series B Units. Accordingly, the Company has exchange 6,931 share of Series A Preferred Stock into 6,931 shares of Series B Stock and 1,440,880 Series A Warrants into 1,200,710 Series B-1 Warrants and 1,200,710 Series B-2 Warrants. Due to the differences in the contractual terms of each of the financial instruments exchanged management determined that the exchange constitutes an extinguishment of the existing instruments and an issuance of new financial instruments. As a result of the exchange elections, the Company recorded during the year ended December 31, 2015 a non-cash loss on extinguishment of Series A Preferred Stock and Series A Warrants in the amount of $1,284,354, resulting from the differences between the fair market value estimate of the new Series B Units less the net book value of the exchanged Series A Preferred Stock and less the fair value of the exchanged Warrants with down-round protection.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. As applicable to the consolidated financial statements included elsewhere in this report, the most significant estimates and assumptions relate to (a) the fair value estimate of the warrants with down-round protection, (b) the fair value measurement of the Series B Units and the estimate of the loss arising from the partial extinguishment of the Series A Units and the exchange thereof for Series B Units, and (c) the going concern assumptions.

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

4.
Management believes that the provisions of ASU 2014-16 will not impact the classification of the Series A or Series B Preferred Stock. Accounting Standard Update 2015-11, “Simplifying the Measurement of Inventory”

In July, 2015, The FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330) ("ASU 2015-11").

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

Results of Operations

The following discussion of the our operating results explains material changes in our results of operations for the years ended, December 31, 2015, December 31, 2014 and December 31, 2013. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

During the year ended December 31, 2015, we had revenues of $143,167 from orders for our GlucoTrack® model DF-F glucose monitoring device and personal ear-clip (“PEC”) that are replaced every six months, as compared with $59,775 for the prior-year period.  The increase in revenues resulted from increased orders from customers. We did not have any revenue from orders for our GlucoTrack® model DF-F and PEC in the six month period ended December 31, 2015, as we were working on improvements to the GlucoTrack® model DF-F for which we received approval from the Notified Body on August 31, 2015 and December 2015 deferred sales until January 2016.  We recognize revenues from GlucoTrack® model DF-F and PEC when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed and determinable, collectability is reasonably assured and no further obligations exist.

Research and development expenses

Research and development expenses were $2,268,345 for the year ended December 31, 2015, as compared to $1,849,624 for the prior-year period. The increase is attributable primarily to the addition of new employees, increased salaries and related expenses for existing employees, higher professional fees relating primarily to the enhancement we made to the GlucoTrack® model DF-F and relating to regulatory related consulting services, and due to higher material usage resulting from research and development involvement in the quality assurance process relating to initial manufacturing of the GlucoTrack® model DF-F. Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, travel expenses, clinical trials and other expenses. Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect  research and development expenses to increase in 2016 and beyond, primarily due to hiring additional personnel and developing our product line, as well as improvement of the GlucoTrack® model DF-F; however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs including the FDA registration process, specific requirements from customers, development of new GlucoTrack® models and others.

Selling, marketing and general and administrative expenses

Selling, marketing and general and administrative expenses were $2,530,175 for the year ended December 31, 2015, as compared to $1,817,510 for the prior-year period. The increase is attributable primarily to higher salaries and related expenses relating to the hiring of new sales, marketing and business development personnel. In addition, the increase is also attributable in part to higher traveling expenses and higher professional fees primarily due to the engagement during the second quarter of 2015 of Ogilvy CommonHealth (Paris), a well-known marketing firm in Europe. Selling, marketing and general and administrative expenses consist primarily of professional services, salaries, travel expenses and other related expenses for executive, finance and administrative personnel, including stock-based compensation expense. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services. Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect selling, marketing and general and administrative expenses to increase in 2016 and beyond as we continue our focus on marketing and sales of the GlucoTrack® model DF-F and incur increased costs to comply with the reporting and other obligations applicable to public reporting companies; however, we may adjust or allocate the level of our marketing and general and administrative expenses based on available financial resources and based on our commercial needs including the FDA registration process, specific requirements from customers, development of new GlucoTrack® models and others.

Financing (Income) expenses, net

Financing expenses, net was $1,186,819 for the year ended December 31, 2015, as compared to financing income, net of $(6,587,785) for the prior-year period. The change is primarily attributable to the non-cash loss on partial extinguishment of Series A Preferred Stock and Series A Warrants (see Note 10C to our Financial Statements) during the year ended December 31, 2015 and the decrease in the fair value estimate during the years ended December 31, 2015 and 2014 relating to our Series A Warrants with down-round protection that were issued to investors. In accordance with U.S. GAAP, we mark the Series A Warrants to market on a quarterly basis based on the fair value estimate derived by using a binomial pricing model, with the changes in fair value recognized as finance expense or income, as applicable, in our consolidated statement of operations.

Net Income (Loss)

Net loss was $(5,842,172) for the year ended December 31, 2015, as compared to a net income of $2,980,426 for the prior-year period.  The increase in net income is attributable primarily to the change in financing income, net, as described above.

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

Selling, marketing and general and administrative expenses

Selling, marketing and general and administrative expenses were $1,817,510 for the year ended December 31, 2014, as compared to $1,041,140 for the prior-year period. The increase is attributable primarily to increased salaries and related expenses resulting from our shift of resources from research and development activities and from an increase in consultancy fees relating the Arbitration Decision and travel expenses resulting from our focus on marketing the GlucoTrack® model DF-F. Selling, marketing and general and administrative expenses consist primarily of professional services, salaries, travel expenses and other related expenses for executive, finance and administrative personnel, including stock-based compensation expense. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services.

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

Liquidity and Capital Resources

As of December 31, 2015 and March 28, 2016, cash on hand was approximately $608,000 and $84,000, respectively.  During the first quarter of 2016 we started fulfilling orders for our improved GlucoTrack® model DF-F, which resulted in cash collections of approximately $100,000 from our customers.  While we expect to continue to generate additional cash from sales, we do not anticipate that our income from operations will be sufficient to sustain our operations in the next 12 months.  Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents will enable us to operate for a period of less than thirty days from the date of this report and have deferred payments to accounts payable and payroll payments to certain management employees who voluntarily elected to have their salaries deferred. In order to fund our anticipated liquidity needs beyond such period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need to raise additional capital.

As of December 31, 2015, we had an unutilized credit line of approximately $38,500 (NIS 150,000) with our Israeli bank. Borrowings under the line of credit are secured by funds on deposit with the bank at the time of borrowing, which generally must be sufficient to cover the principal amount of the borrowings in full. As of March 30, 2016 the credit line was increase for a period of two months by an additional $12,833 (NIS 50,000).

Messrs. Avner Gal and Zvi Cohen collectively loaned us NIS 176,000 ($45,105 based on the exchange rate of 3.902 NIS/dollar as of December 31, 2015) in May 2002 pursuant to an oral agreement. Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned us NIS 336,300 ($86,187 based on the same exchange rate) on March 16, 2004. These loans are not required to be repaid until the first year in which we realize profits in our statement of operations. At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales after deduction of VAT in the relevant quarter, beginning the quarter following the first year in which we realize profits in our annual statement of operations. The total amount to be repaid by us to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to us, plus an amount equal to the product of the amount of each payment made by us in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment. However, notwithstanding the abovementioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital.  The Israeli Consumer Price Index was 177.6386, and 178.5793, respectively, as of the dates of the Gal/Cohen Loan and the Tarlovsky/Fisher/Kugler Loan. The Israeli Consumer Price Index as of December 31, 2015 was 222.3267. Our board of directors is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

We are required to pay royalties to the OCS at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the development plan up to an amount equal to $93,300, plus interest at LIBOR from the date of grant. As of December 31, 2015, the contingent liability with respect to royalty payment on future sales equals to approximately $83,341, excluding interest.

Net Cash Used in Operating Activities for the Years Ended December 31, 2015 and December 31, 2014

Net cash used in operating activities was $4,565,224 and $3,361,645 for the years ended December 31, 2015 and 2014, respectively. Net cash used in operating activities primarily reflects the net income (loss) for those periods of $(5,842,172) and $2,980,426, respectively, increased and offset by non-cash changes in fair value of Warrants with down-round protection of $(149,092) and $(6,559,758), respectively. Net cash used in operating activities was also partially offset by the non-cash loss on partial extinguishment of Series A Preferred Stock and Series A Warrants in the amount of $1,284,354 and $0, respectively and net changes in operating assets and liabilities in the amounts of $81,303 and $133,180, respectively. Net changes in operating assets for the year ended December 31, 2015 reflect primarily the increase in accounts payable in the amount of $982,215 resulting from deferral of payments, offset partially by build-up of inventory in the amount of $737,554 in anticipation of future orders by our distributors.

Net Cash Used in Investing Activities for the Years Ended December 31, 2015 and December 31, 2014

Net cash used in investing activities was $203,167 and $91,513 for the years ended December 1, 2015, and 2014, respectively. During the years ended December 31, 2015, and 2014, cash used in investment activities consist of equipment purchases (such as computers, research and development and office equipment) in the amount of $143,736 and $63,455 respectively, cash used to fund deposits in respect of employees rights upon retirement in the amount of $24,279 and $28,058, respectively, and cash used in investments in certificates of deposit, which are used to secure Integrity Israel’s obligations in respect of its headquarters lease in the amount of $35,152 and $0, respectively.

Net Cash Provided by (Used in) Financing Activities for the Years Ended December 31, 2015 and December 31, 2014

Net cash provided by (used in) financing activities was $(460,863) and $6,972,950 for the years ended December 31, 2015 and 2014, respectively. Cash used in financing activities for the year ended December 31, 2015, reflects primarily the repayment of stockholders loan to Dimri in the amount of $439,939 and cash dividends paid to the holders of our Series A Preferred Stock in the amounts of $57,061, offset partially by proceeds from exercise of stock options by our employees in the amount of $36,137. Cash provided by financing activities for the year ended December 31, 2014, reflects net capital raised in the amounts of $7,343,391, offset partially by cash dividends paid to the holders of our Series A Preferred Stock in the amounts of $370,441.

Net Cash Used in Operating Activities for the Years Ended December 31, 2014 and December 31, 2013

Net cash used in operating activities was $3,361,645 and $3,217,767 for the years ended December 31, 2014 and 2013, respectively. Net cash used in operating activities primarily reflects the net income (loss) for those periods of $2,980,426 and $(9,796,853), respectively. For the year ended December 31, 2014, the net income was partially offset by non-cash charges in the amount of $(6,559,758), $50,380 and $34,683, resulting from changes in the fair value of warrants with down-round protection, stock-based compensation and depreciation, respectively and by changes in operating assets and liabilities in the amounts of $133,180. For the year ended December 31, 2013, the net loss was partially offset by non-cash charges in the amount of $6,251,242, $390,928, $35,619 and $33,684, resulting from changes in the fair value of warrants with down-round protection, issuance costs allocated to warrants with down-round protection, stock-based compensation and depreciation, respectively and by changes in operating assets and liabilities in the amount of $(136,810).

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

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Item 9. Change in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — the 1992 Integrated Framework. Management has concluded that, as of December 31, 2015, its internal control over financial reporting was effective based on these criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm because we are a smaller reporting company.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2016 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2016 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2016 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2016 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2016 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)           Document List

(1)           Financial Statements:

The financial statements of the Company filed herewith are set forth in Part II, Item 8 of this report.

(2)           Financial Statement Schedules:

None.

(3)           Exhibits:

Exhibit Number	Description
2.1	Merger Agreement and Plan of Reorganization, dated as of May 25, 2010, by and among Integrity Applications, Inc., Integrity Acquisition Ltd. and A.D. Integrity Applications Ltd. (1)
3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
3.3	Certificate of Designation of Preferences and Rights of Series A 5% Convertible Preferred Stock (2)
3.4	Bylaws of Integrity Applications, Inc. (1)
3.5	Certificate of Designation of Preferences and Rights of Series B 5.5% Convertible Preferred Stock (3)
4.1	Specimen Certificate Evidencing Shares of Common Stock (1)
4.2	Form of Common Stock Purchase Warrant (1)
4.3	Form of Series A Securities Purchase Agreement (2)
4.4	Form of Series A Common Stock Purchase Warrant (2)
4.5	Form of Series A Registration Rights Agreement (2)
4.6	Form of Series B Securities Purchase Agreement (3)
4.7	Form of Series B-1 Common Stock Purchase Warrant (3)
4.8	Form of Series B-2 Common Stock Purchase Warrant (3)
4.9	Form of Series B Registration Rights Agreement (3)
10.1*	Integrity Applications, Inc. 2010 Incentive Compensation Plan (1)
10.2*	Form of Director and Officer Indemnification Agreement (1)
10.3*	Personal Employment Agreement, dated as of July 22, 2009, between A.D. Integrity Applications Ltd. and Avner Gal (1)
10.4*	Personal Employment Agreement, dated as of July 22, 2010, between A.D. Integrity Applications Ltd. and David Malka (1)
10.5	Irrevocable Undertaking of Indemnification, dated as of July 26, 2010, by and among Integrity Applications, Inc., Avner Gal, Zvi Cohen, Ilana Freger, David Malka and Alexander Raykhman (1)
10.6	Agreement, dated as of November 1, 2005 by and between A.D. Integrity Applications Ltd. and Diabeasy Diabeasy cc. (4)
10.7	Agreement, dated as of October 2, 2005, by and between Technology Transfer Group and Integrity Applications Ltd. (1)
10.8*	Form of Stock Option Agreement (1)

Exhibit Number	Description
10.9*	Form of Stock Option Agreement (ESOP) (1)
10.10	Letter of Approval, addressed to Integrity Applications Ltd. from the Ministry of Industry, Trade and Employment of the State of Israel (5)
10.11	Letter of Undertaking, addressed to the Ministry of Industry, Trade and Employment of the State of Israel - Office of the Chief Scientist from Integrity Applications Ltd. (6)
10.12	Investment Agreement, dated March 16, 2004, by and among A.D. Integrity Applications Ltd., Yitzhak Fisher, Asher Kugler and Nir Tarlovsky (4)
10.13*	Personal Employment Agreement, dated as of October 22, 2013, between A.D. Integrity Applications Ltd. and Eran Hertz. (7)
21.1	Subsidiaries of Integrity Applications, Inc. (1)
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document (8)
101.SCH	XBRL Schema Document (8)
101.CAL	XBRL Calculation Linkbase Document (8)
101.LAB	XBRL Label Linkbase Document (8)
101.PRE	XBRL Presentation Linkbase Document (8)
101.DEF	XBRL Definition Linkbase Document (8)

——————————
(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on August 22, 2011.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 18, 2013.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on September 5, 2014.

(4)	Previously filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1, as filed with the SEC on October 27, 2011.

(5)	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1, as filed with the SEC on November 10, 2011.

(6)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1, as filed with the SEC on October 7, 2011

(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on March 28, 2014.

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

*           Compensation Plan or Arrangement or Management Contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of this 30th day of March, 2016.

INTEGRITY APPLICATIONS, INC.

By:	/s/ Avner Gal
Name: Avner Gal
Title: Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Avner Gal	Chairman of the Board and Chief Executive Officer	March 30, 2016
Avner Gal	(Principal Executive Officer)

/s/ Eran Hertz	Chief Financial Officer	March 30, 2016
Eran Hertz	(Principal Financial Officer and Principal Accounting Officer)

/s / Dr. Robert Fischell	Director	March 30, 2016
Dr. Robert Fischell

/s/ David Malka	Director and Executive Vice President of Operations	March 30, 2016
David Malka

	Director	March 30, 2016
Angela Strand

	Director	March 30, 2016
Leslie Seff

INTEGRITY APPLICATIONS, INC.

Consolidated Financial Statements
as of December 31, 2015

Report of Independent Registered Public Accounting Firm To the Stockholders of INTEGRITY APPLICATIONS, INC.	Fahn Kanne & Co. Head Office 32 Hamasger Street Tel-Aviv 6721118, ISRAEL PO Box 36172, 6136101 T +972 3 7106666 F +972 3 7106660 www.gtfk.co.il

We have audited the accompanying consolidated balance sheets of Integrity Applications, Inc. and subsidiary (hereinafter: the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrity Applications, Inc. and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1, the Company has not yet generated material revenues from its operations to fund its activities and is therefore dependent upon external sources for financing its operations.  As of December 31, 2015, the Company has incurred accumulated deficit of $29,376,515, stockholder's deficit of $6,970,914 and negative operating cash flows.  These factors among others, as discussed in Note 1 to the consolidated financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1B.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FAHN KANNE & CO. GRANT THORNTON ISRAEL
Certified Public Accountants (Isr.)

Tel-Aviv, Israel
March 30, 2016

Certified Public Accountants
Fahn Kanne & Co. is the Israeli member firm of Grant Thornton International Ltd

INTEGRITY APPLICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	December 31,
	2015	2014
A S S E T S
Current Assets
Cash and cash equivalents	608,701	5,827,560
Accounts receivable, net	18,446	23,250
Inventories (Note 3)	816,223	83,653
Other current assets (Note 4)	268,792	113,842
Total current assets	1,712,162	6,048,305

Property and Equipment, Net (Note 5)	220,463	122,491

Long-Term Restricted Cash	35,152	-
Funds in Respect of Employee Rights Upon Retirement	164,883	177,470
Total assets	2,132,660	6,348,266

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	1,082,546	104,711
Other current liabilities (Note 6)	427,886	440,764
Long-Term Loans from Stockholders, current portion (Note 8)	-	454,532
Total current liabilities	1,510,432	1,000,007

Long-Term Liabilities
Long-Term Loans from Stockholders (Note 8)	160,314	163,459
Liability for Employee Rights Upon Retirement (Note 2J)	174,137	210,700
Warrants with Down-Round Protection (Note 10D)	321,695	2,057,618
Total long-term liabilities	656,146	2,431,777

Total liabilities	2,166,578	3,431,784
Commitments and Contingent Liabilities (Note 9)
Temporary Equity
Convertible Preferred Stock of $ 0.001 par value ("Preferred Stock"):
10,000,000 shares of Preferred Stock authorized as of December 31, 2015 and as of December 31, 2014
Preferred Stock Series A issued and outstanding 376 shares as of December 31, 2015 and 7,407 shares as of December 31, 2014	221,152	4,356,657
Preferred Stock Series B issued and outstanding 15,031 shares as of December 31, 2015 and 8,500 shares as of December 31, 2014	6,715,844	3,392,028
Total temporary equity	6,936,996	7,748,685
Stockholders' Deficit
Common Stock of $ 0.001 par value ("Common Stock"):
40,000,000 shares authorized as of December 31, 2015 and December 31, 2014; issued and outstanding 5,690,097 shares and 5,323,058 shares as of December 31, 2015 and December 31, 2014, respectively	5,691	5,324
Additional paid in capital	22,309,742	18,182,866
Accumulated other comprehensive income	90,168	66,670
Accumulated deficit	(29,376,515)	(23,087,063)

Total stockholders' deficit	(6,970,914)	(4,832,203)
Total liabilities, temporary equity and stockholders’ deficit	2,132,660	6,348,266

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	US dollars (except share data)
	Year ended December 31,
	2015	2014	2013

Revenues	143,167	59,775	-

Research and development expenses (Note 11)	2,268,345	1,849,624	1,986,754
Selling, marketing and general and administrative expenses (Note 12)	2,530,175	1,817,510	1,041,140
Total operating expenses	4,798,520	3,667,134	3,027,894
Operating loss	4,655,353	3,607,359	3,027,894
Financing (income) expenses, net (Note 13)	1,186,819	(6,587,785)	6,768,959
Income (loss) for the period	(5,842,172)	2,980,426	(9,796,853)
Other comprehensive income (loss):
Foreign currency translation adjustment	23,498	13,968	43,777

Comprehensive income (loss) for the period	(5,818,674)	2,994,394	(9,753,076)

Income (loss) per share (Basic) (Note 15)	(1.15)	0.37	(1.95)
Income (loss) per share (Diluted) (Note 15)	(1.15)	0.37	(1.95)
Common shares used in computing Basic income (loss) per share (Note 15)	5,476,870	5,304,500	5,325,714
Common shares used in computing Diluted income (loss) per share (Note 15)	5,476,870	5,349,242	5,325,714

The accompanying capital notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	US Dollars (except share data)
	Common Stock		Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ deficit
	Number of shares	Amount

Balance as of January 1, 2013	5,460,600	5,461	14,772,371	8,925	(15,289,826)	(503,069)
Loss for the year	-	-	-	-	(9,796,853)	(9,796,853)
Other comprehensive income	-	-	-	43,777	-	43,777
Amount classified out of stockholders equity and presented as liability and temporary equity with respect to Common Stock replaced with units comprised of convertible Preferred Stock and warrants with down-round protection	(162,907)	(163)	(1,140,186)	-	-	(1,140,349)
Conversion of Preferred Stock	4,000	4	23,196	-	-	23,200
Stock dividend to certain Common Stock holders	-	-	278,263	-	(278,263)	-
Warrants issued as consideration for placement services	-	-	562,805	-	-	562,805
Cash dividend on Series A Preferred Stock	-	-	-	-	(288,248)	(288,248)
Stock-based compensation	-	-	35,619	-	-	35,619
Balance as of December 31, 2013	5,301,693	5,302	14,532,068	52,702	(25,653,190)	(11,063,118)

Income for the year	-	-	-	-	2,980,426	2,980,426
Other comprehensive income	-	-	-	13,968	-	13,968
Amounts allocated to Series B-1 and Series B-2 Warrants, net	-	-	3,320,429	-	-	3,320,429
Amount classified out of stockholders deficit and presented as Warrants with Down-Round Protection within long-term liabilities	-	-	(400,671)	-	-	(400,671)
Conversion of Series A Preferred Stock into Common Stock	1,725	2	5,886	-	-	5,888
Warrants issued as consideration for placement services	-	-	630,936	-	-	630,936
Stock dividend to certain Common Stock holders	654	1	(1)	-	-	-
Stock dividend on Series B Preferred Stock	18,986	19	43,839	-	(43,858)	-
Cash dividend on Series A Preferred Stock	-	-	-	-	(370,441)	(370,441)
Stock-based compensation	-	-	50,380	-	-	50,380
Balance as of December 31, 2014	5,323,058	5,324	18,182,866	66,670	(23,087,063)	(4,832,203)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (cont.)

	US Dollars (except share data)
	Common Stock		Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ deficit
	Number of shares	Amount

Balance as of January 1, 2015	5,323,058	5,324	18,182,866	66,670	(23,087,063)	(4,832,203)
Loss for the year	-	-	-	-	(5,842,172)	(5,842,172)
Other comprehensive income	-	-	-	23,498	-	23,498
Issuance of Series B-1 and Series B-2 Warrants	-	-	3,445,337	-	-	3,445,337
Conversion of Series A and Series B Preferred Stock into Common Stock	86,208	86	237,451	-	-	237,537
Stock dividend to certain Common Stock holders	92,136	92	(92)	-	-	-
Stock dividend on Series B Preferred Stock	168,926	169	390,050	-	(390,219)	-
Cash dividend on Series A Preferred Stock	-	-	-	-	(57,061)	(57,061)
Exercise of employees’ stock options	19,769	20	36,117	-	-	36,137
Stock-based compensation	-	-	18,013	-	-	18,013
Balance as of December 31, 2015	5,690,097	5,691	22,309,742	90,168	(29,376,515)	(6,970,914)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Income (loss) for the year	(5,842,172)	2,980,426	(9,796,853)
Adjustments to reconcile income (loss) for the year to net cash used in operating activities:
Depreciation	44,891	34,683	33,684
Decrease in liability for employee rights upon retirement	-	-	(9,959)
Stock-based compensation	18,013	50,380	35,619
Issuance costs allocated to warrants with down-round protection	-	-	390,928
Change in the fair value of warrants issued with down-round protection	(149,092)	(6,559,758)	6,251,242
Linkage difference on principal of loans from stockholders	(2,521)	(556)	14,382
Loss on partial extinguishment of Series A Preferred Stock and Series A Warrants	1,284,354	-	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	4,131	(24,539)	-
Increase in inventory	(737,554)	(94,895)	-
Increase in other current assets	(156,302)	(32,416)	(5,234)
Increase (decrease) in accounts payable	982,215	68,838	(77,259)
Increase (decrease) in other current liabilities	(11,187)	216,192	(54,317)
Net cash used in operating activities	(4,565,224)	(3,361,645)	(3,217,767)

Cash flows from investment activities:
Increase in funds in respect of employee rights upon retirement	(24,279)	(28,058)	(40,029)
Purchase of property and equipment	(143,736)	(63,455)	(64,252)
Increase in long-term restricted cash	(35,152)	-	-
Net cash used in investment activities	(203,167)	(91,513)	(104,281)

Cash flows from financing activities
Repayment of credit from banking institutions	-	-	(38,801)
Cash dividend on Series A Preferred Stock	(57,061)	(370,441)	(288,248)
Proceeds allocated to convertible Preferred Stock, net of cash issuance expenses	-	3,710,860	3,960,958
Proceeds allocated to Series A Warrants with down-round protection, net of cash issuance expenses	-	-	1,421,983
Proceeds allocated to Series B Warrants, net of cash issuance expenses	-	3,632,531	-
Proceeds from exercise of employees’ stock options	36,137	-	-
Repayment of loan from stockholders	(439,939)	-	-
Net cash provided by (used in) financing activities	(460,863)	6,972,950	5,055,892
Effect of exchange rate changes on cash and cash equivalents	10,395	(78,143)	108,656
Increase (decrease) in cash and cash equivalents	(5,218,859)	3,441,649	1,842,500
Cash and cash equivalents at beginning of the year	5,827,560	2,385,911	543,411
Cash and cash equivalents at end of the year	608,701	5,827,560	2,385,911

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

Supplementary information on financing activities not involving cash flows:

During the year ended December 31, 2015, 100 shares of Series A Preferred Stock and 400 shares of Series B Preferred Stock were converted into 17,242 and 68,966 shares of Common Stock, respectively. Accordingly, $58,817 and $178,720, representing the carrying value of such shares of Series A Preferred Stock shares of Series B Preferred Stock, respectively, were reclassified from temporary equity to stockholders’ deficit.

During the year ended December 31, 2015, 6,931 shares of the Company’s Series A Preferred Stock were exchanged into 6,931 shares of Series B Preferred Stock. In addition, 1,440,880 Warrants with down-round protection were exchanged into 1,200,710 Series B-1 Warrants and 1,200,710 Series B-2 Warrants. As a result of the exchange, the balances of the Series A Preferred Stock and the Warrants with down-round protection decreased by $4,076,688 and $1,586,831, respectively and the balances of the Series B Preferred Stock, Series B-1 Warrants and Series B-2 Warrants increased by $3,502,536, $1,833,876 and $1,612,186, respectively. In addition, the Company recorded a non-cash charge in the amount of $1,284,354 included in finance expenses within the Company’s statement of operations (See Note 13B).

$390,219, representing the fair value of the shares of Common Stock issued to owners of Series B Preferred Stock, was accounted for as a stock dividend in the statement of changes in stockholders’ deficit and was charged to accumulated deficit against additional paid in capital and Common Stock therein.

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

Since its incorporation, the Company did not conduct any material operations other than those carried out by Integrity Israel.  The development and commercialization of Integrity Israel's product is expected to require substantial expenditures.  Integrity Israel and the Company (collectively, the "Group") have not yet generated any material revenues from operations, and therefore they are dependent upon external sources for financing their operations. As of December 31, 2015, the Group has incurred accumulated deficit of $29,376,515, stockholder's deficit of $6,970,914 and negative operating cash flows.  These factors raise substantial doubt about the Group’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  During 2012, the Company raised a total amount of approximately $1.0 million (net of related expenses) from the issuance of Common Stock. During 2013, the Company raised funds in an approximate amount of $5.3 million (net of related cash expenses) from the issuance of units (the “Series A Units”) consisting of shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and detachable warrants to purchase shares of the Company’s Common Stock (the “Series A Warrants” or “warrants with down round protection”), see also Note 10A.2, Note 10B and Note 10D.  During the period between August and December of 2014, the Company raised funds in an aggregate amount of approximately $7.3 million (net of related cash expenses) from the issuance of units (the “Series B Units”), each consisting of (a) one share of the Company’s newly designated Series B 5.5% Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), convertible into Common Stock at an initial conversion price of $5.80 per share, (b) a five year warrant to purchase, at an exercise price of $5.80 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series B Preferred Stock (each a “Series B-1 Warrant”) and (c) a five year warrant to purchase, at an exercise price of $10.00 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series B Preferred Stock (each a “Series B-2 Warrant” and, together with the Series B-1 Warrants, collectively, the “Series B Warrants”), see Also Note 10A.3 and Note 10C.

Until such time as the Group generates sufficient revenue to fund its operations (if ever), the Group plans to finance its operations through the sale of equity or equity-linked securities and/or debt securities and, to the extent available, short term and long term loans. There can be no assurance that the Group will succeed in obtaining the necessary financing to continue its operations as a going concern.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 1	–	GENERAL (cont.)

C.	Risk factors

As described in Note 1A and Note 1B above, the Group has a limited operating history and faces a number of risks and uncertainties, including risks and uncertainties regarding continuation of the development process, demand and market acceptance of the Group's products, the effects of technological changes, competition and the development of products by competitors.  Additionally, other risk factors also exist, such as the ability to manage growth and the effect of planned expansion of operations on the Group's future results and the availability of necessary financing. In addition, the Group expects to continue incurring significant operating costs and losses in connection with the development of its products and marketing efforts. The Group has not yet generated material revenues from its operations to fund its activities and therefore is dependent on the receipt of additional funding from its stockholders and/ or new investors in order to continue its operations.

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).

A.	Use of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to (i) the fair value estimate of the Warrants with down-round protection, (ii) the fair value measurement of the Series B Units and the estimate of the loss arising from the partial extinguishment of the Series A Units and the exchange thereof for Series B Units, and (iii) the going concern assumptions.

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

	Year ended December 31,
	2015	2014	2013
Official exchange rate of NIS 1 to US dollar	0.256	0.257	0.288

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

C.	Principles of consolidation

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

With respect to work in process and finished products, the Group calculates the cost on the basis of the average direct manufacturing costs, including materials, labor, subcontracting costs and other direct manufacturing costs.

Management evaluates whether inventory reserve for slow-moving or obsolete items is required. To date, the Group has not recorded any reserves with respect to its inventory.

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

The Group's long-lived assets are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  To date the Group did not incur any material impairment losses.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

H.	Long-term restricted cash

Restricted cash is invested in certificates of deposit, which are used to secure Integrity Israel’s obligations in respect of its headquarters lease. See Note 9B

I.	Income tax

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

The Group accounts for uncertain tax positions in accordance with ASC Topic 740-10, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. According to ASC Topic 740-10, tax positions must meet a more-likely-than-not recognition threshold. The Group’s accounting policy is to classify interest and penalties relating to uncertain tax positions under income taxes, however the Group did not recognize such items in its fiscal 2015, 2014 and 2013 financial statements and did not recognize any liability with respect to unrecognized tax position in its balance sheet.

J.	Liability for employee rights upon retirement

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

Severance expenses for the year ended December 31, 2015, 2014 and 2013 amounted to $111,030, $101,220 and $91,588, respectively.

K.	Revenue recognition

Revenues are recognized in accordance with ASC 605, "Revenue Recognition" and SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed and determinable, collectability is reasonably assured and no further obligations exist. Provisions are made at the time of revenue recognition for any applicable warranty cost expected to be incurred (See Note 2N).

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

M.	Royalty-bearing grants

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

As of December 31, 2015 and 2014, the Group accrued royalties to the OCS in the amounts of $8,167 and $1,793, respectively.

N.	Warranty

The Group provides a 24 month warranty for its products at no cost. The Group estimates the costs that may be incurred during the warranty period and records a liability for the amounts of such costs at the time revenues are recognized. As of December 31, 2015 and 2014 warranty expenses were immaterial.

O.	Basic and diluted income (loss) per share

Basic income (loss) per share is computed by dividing the income (loss) for the period applicable for Common Stockholders by the weighted average number of shares of Common Stock outstanding during the period. Securities that may participate in dividends with the Common Stock (such as the convertible Preferred Stock) are considered in the computation of basic income per share using the two class method. However, in periods of net loss, such participating securities are not included since the holders of such securities do not have a contractual obligation to share the losses of the Company.

In computing diluted income per share, basic earnings per share are adjusted to reflect the potential dilution that could occur upon the exercise of options or warrants issued or granted using the “treasury stock method” and upon the conversion of Preferred Stock using the "if-converted method", if the effect of each of such financial instruments is dilutive.

P.	Stock-based compensation

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

ASC Topic 825-10, "Financial Instruments" defines financial instruments and requires disclosure of the fair value of financial instruments held by the Group. The Group considers the carrying amount of cash and cash equivalents, accounts receivable, other current assets, accounts payable, current portion of long-term loans from stockholders and other current liabilities balances, to approximate their fair values due to the short term maturities of such financial instruments.  The Series A Warrants with down-round protection represent a derivative liability and therefore are measured and presented on the balance sheet at fair value. ASC Topic 825-10, establishes the following fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2 - Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3 - Unobservable inputs are used when little or no market data is available. Level 3 inputs are considered as the lowest priority under the fair value hierarchy.

The fair value measurement of the warrants is classified as level 3. The Group did not estimate the fair value of the long-term loans from stockholders since their repayment schedule has not yet been determined.

R.	Concentrations of credit risk

Financial instruments that potentially subject the Group to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  Cash and cash equivalents are deposited with major banks in Israel and the United States of America. Management believes that such financial institutions are financially sound and, accordingly, minimal credit risk exists with respect to these financial instruments. As of December 31, 2015 and 2014 the balances of accounts receivable was not material and accordingly such balances do not represent substantial concentration of credit risk. The Group does not have any significant off-balance-sheet concentration of credit risk, such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

S.	Contingencies

The Group records accruals for loss contingencies arising from claims, litigation and other sources when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Legal costs incurred in connection with loss contingencies are expensed as incurred.

T.	Preferred Stock

1.	Temporary Equity Classification

As more fully described in Note 10A.2, Note 10B, Note 10A.3 and Note 10C, in March 2013 and during the period between August until December 31, 2014, the Company issued Series A Preferred Stock and Series B Preferred Stock, respectively, which provide a liquidation preference and certain redemption rights for the benefit of the holders of such Preferred Stock upon the occurrence of certain contingent events, some of which are not solely within the Company’s control.  Accordingly, both the Series A Preferred Stock and the Series B Preferred Stock are presented as temporary equity.

2.	Initial Measurement

Upon initial recognition, the Series A Preferred Stock issued together with detachable Series A Warrants (classified as a derivative liability) were measured based on the "residual approach" and were presented net of the direct issuance expenses that were allocated to them. Upon initial recognition, the Series B Preferred Stock issued together with the detachable Series B Warrants (classified as equity) were measured based on the relative fair value basis and were presented net of the direct issuance expenses that were allocated to them.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

T.	Preferred Stock (cont.)

3.	Subsequent Measurement

On each balance sheet date, the Company’s management assesses the probability of redemption of the Preferred Stock. In the event that management determines such redemption to be probable as of an applicable balance sheet date, the Company will reclassify the outstanding balance of the Preferred Stock as of that date as a liability and the difference between such amount and the aggregate redemption price of the Preferred Stock will be accreted against accumulated deficit over the period beginning on the date that it becomes probable that the Preferred Stock will become redeemable and ending on the earliest redemption date.

4.	Conversion Feature Analysis

The Company has determined that due to the economic characteristics and risks of the Preferred Stock, based on their stated or implied substantive terms and features, Series A and Series B Preferred Stock, are both considered as more akin to equity than debt. Accordingly, it was determined that the economic characteristics and the risks of the embedded conversion option to Common Stock and those of the Preferred Stock themselves (the 'host contract') are clearly and closely related. As a result, the embedded conversion feature was not required to be bifurcated. Also, since at the respective issuance dates of the Series A Preferred Stock and the Series B Preferred Stock, the exercise price of the conversion feature (based on the effective conversion rate of the Series A Preferred Stock and the Series B Preferred Stock into Common Stock) was higher than the estimated fair value of the Company’s Common Stock, it was determined that the conversion feature was not beneficial.

5.	Modifications or Exchanges

Modifications to, or exchanges of, the Preferred Stock are accounted for as a modification or an extinguishment. Such an assessment is done by management either qualitatively or quantitatively based on the facts and circumstances of each transaction. A qualitative assessment is generally appropriate when the changes to a Preferred Stock instrument are either so inconsequential or is very significant, otherwise, a quantitative test is also applied. Since the periodic contractual cash flows of the Preferred Stock are not defined, the quantitative test is generally applied using the fair value model. Under the fair value model, the Company compares the fair value of the Preferred Stock immediately before and after the modification or exchange. If the fair values before and after the modification or exchange are substantially different, the modification or exchange is accounted for as an extinguishment, otherwise it is accounted for as a modification.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

U.	Series A Warrants with Down-Round Protection

The Company considered the provisions of ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”, with respect to the detachable Warrants that were issued to the Series A Unit Purchasers, as described in Note 10D, and determined that as a result of the “down-round” protection that would adjust the number of Warrants and the exercise price of the Warrants based on the price at which the Company subsequently issues shares or other equity-linked financial instruments, if that price is less than the original exercise price of the Warrants, such Warrants cannot be considered as indexed to the Company's own stock. Accordingly, the Warrants were recognized as derivative liability at their fair value on initial recognition. In subsequent periods, the Warrants are marked to market with the changes in fair value recognized as financing expense or income in the consolidated statement of operations. The direct issuance expenses that were allocated to the detachable Warrants were expensed as incurred.

V.	Recently Issued Accounting Pronouncements

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

The Company is in the process of assessing the impact, if any, of ASU 2014-09 on its consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

V.	Recently Issued Accounting Pronouncements (cont.)

2.	Accounting Standards Update 2014-15, “Presentation of Financial Statements—Going Concern”

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

The Company is in the process of assessing the impact, if any, of ASU 2014-15 on its consolidated financial statements or related disclosures.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

V.	Recently Issued Accounting Pronouncements (cont.)

3.	Accounting Standard Update 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity”

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

Management believes that the provisions of ASU 2014-16 will not impact the classification of the Series A or Series B Preferred Stock.

INTEGRITY APPLICATIONS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

V.	Recently Issued Accounting Pronouncements (cont.)

4.	Accounting Standard Update 2015-11, “Simplifying the Measurement of Inventory”

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

The Company is in the process of assessing the impact, if any, of ASU 2015-11 on its consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3	–	INVENTORIES

	US dollars
	December 31,
	2015	2014

Raw materials	205,645	55,557
Work in process	551,111	16,459
Finished products	59,467	11,637
	816,223	83,653

NOTE 4	–	OTHER CURRENT ASSETS

	US dollars
	December 31,
	2015	2014

Prepaid expenses	57,206	46,094
Government Institution (*)	211,586	67,748
	268,792	113,842

(*)	Represents amounts advanced by Integrity Israel to the Israeli tax authorities or amounts owed to Integrity Israel by the Israeli Value Added Tax authorities.

NOTE 5	–	PROPERTY AND EQUIPMENT, NET

	US dollars
	December 31,
	2015	2014

Computers	240,066	124,161
Furniture and office equipment	200,548	184,379
Leasehold improvements	32,898	22,992
	473,512	331,532
Less – accumulated depreciation	(253,049)	(209,041)
	220,463	122,491

During the years ended December 31, 2015, 2014 and 2013, depreciation expenses amounted to $44,891, $34,683 and $33,684, respectively, and new equipment purchases amounted to $143,736, $63,455 and $64,252, respectively.

NOTE 6	–	OTHER CURRENT LIABILITIES

	US dollars
	December 31,
	2015	2014

Employees and related institutions	240,358	204,890
Accrued expenses and other	187,528	235,874
	427,886	440,764

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 7	–	LINE OF CREDIT

As of December 31, 2015, the Group had an unutilized credit line of approximately $38,500 (NIS 150,000) with its Israeli bank. Borrowings under the line of credit are secured by funds on deposit with the bank at the time of borrowing, which generally must be sufficient to cover the principal amount of the borrowings in full.

NOTE 8	–	LONG-TERM LOANS FROM STOCKHOLDERS

During the years 2003-2004, Integrity Israel received loans from stockholders (three separate lenders).  The loans are indexed to the Israeli Consumer Price Index from their origination date and bear no interest.

The Group will be required to pay the loans, in quarterly installments, commencing on the first quarter following the first fiscal year in which the Group reports net profit in its annual report.  At such time, the Group will be required to make quarterly payments equal to 10% of its total sales for each quarter until the loans have been repaid in full.  Notwithstanding the repayment mechanism, the Group will not be required to repay the loans during any period in which such payment would cause a deficit in the Group's working capital. See Note 9D for a description of the repayment of the stockholder loan previously owing to Y.H. Dimri Holdings (2001) Ltd. (“Dimri”).

As of December 31, 2015, the Group does not expect to make any additional material repayments during the following 12 months period, if any, and accordingly other loans from stockholders have been presented as long-term liabilities.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 9	–	COMMITMENTS AND CONTINGENT LIABILITIES

A.
On March 4, 2004, the OCS provided Integrity Israel with a grant of approximately $93,300 (NIS 420,000), for its plan to develop a non-invasive blood glucose monitor (the “Development Plan”). Integrity Israel is required to pay royalties to the OCS at a rate ranging between 3-5% of the proceeds from the sale of the Group's products arising from the Development Plan up to an amount equal to $93,300, plus interest at LIBOR from the date of grant. As of December 31, 2015, the contingent liability with respect to royalty payment on future sales equals approximately $83,341, excluding interest. Such contingent obligation has no expiration date.

B.
Until mid of December 2015, Integrity Israel leased approximately 3,100 sq. ft. of office space in the city of Ashkelon, Israel as its principal offices and prototype laboratory.  Pursuant to a verbal agreement with the landlord, Integrity Israel leased this facility on a monthly basis at a cost of approximately $2,934 (NIS 11,500). Currently, Integrity Israel leases approximately 5,500 sq. ft. of office space in the city of Ashdod, Israel for its principal offices.  The lease term began on December 1, 2015 for a period of 5 years which can be extended for an additional 5 years at the option of the Company. Monthly lease payments including maintenance approximate $10,000. The Company estimates that its minimal rent and maintenance payments will approximate $120,000 per year over each of the next 5 years. In connection with the lease agreement, Integrity Israel provided the landlord a bank guarantee in the amount of approximately $35,000 (NIS 137,162) that can be exercised by the landlord in the case Integrity Israel fails to pay the monthly rent payments.  The guarantee is renewed on an annual basis for a period of 5 years and is secured by funds on deposit with the bank, which generally must be sufficient to cover the principal amount guarantee.

C.
During 2014, the Company engaged the Placement Agent in connection with an offering of up $25,000,000 of its securities, which engagement ultimately culminated in the issuance and sale of $8,500,000 Series B Units (the “2014 Offering”). Pursuant to a placement agent agreement with the Placement Agent entered into with respect to such private placement, the Placement Agent (or its sub-agents) was paid, as a commission, an amount equal to 6% of the funds raised in each, such offering, plus 4% of the funds as a management fee plus a 3% non-accountable expense allowance (13% in the aggregate), all in cash.  In addition, pursuant to such placement agent agreement, the Company was required to and did issue to the Placement Agent (or its sub-agents) warrants to purchase up to 10% of the shares of Common Stock issued to investors (or underlying convertible securities issued to investors) in connection with such offerings at a price per share equal to the offering price subject to certain price adjustments.  Based on the agreement signed on 2014, the Placement Agent will have a right of first refusal on any private equity, debt or rights offering for a period of 24 months from the date on which marketing efforts with respect to the 2014 Offering began. In addition, pursuant to such agreement, the Company is required to use its reasonable efforts to have the Placement Agent named as a co-underwriter in any secondary public offering by the Company in the 12 months following completion of the 2014 Offering. In addition, starting in September 2013, the Company retained the Placement Agent to provide certain advisory services for a monthly fee of $12,500 for the period September 2013 until December 2014 and $20,000 per month starting from January 2015.

The Company paid the Placement Agent $185,000 $1,255,606 and $820,493, in cash during 2015, 2014, and 2013, respectively.  See Notes 10B, Note 10C and Note 10E.1 with respect to warrants issued to the Placement Agent.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 9	–	COMMITMENTS AND CONTINGENT LIABILITIES (cont.)

D.
From June of 2011 Integrity Israel, Avner Gal, David Malka, Zvi Cohen, Ilana Freger and Alexander Raykhman, on the one hand, and Dimri, on the other hand, which was a shareholder of Integrity Israel prior to the reorganization and merger (See Note 1A above), were involved in arbitration proceedings resulting from certain claims asserted by Dimri following such reorganization. On March 11, 2015, the arbitrator issued a binding arbitration decision (the “Arbitration Decision”) which documents the parties’ negotiated settlement of such arbitration proceedings.  Pursuant to the terms of the Arbitration Decision, (1) Avner Gal, David Malka, Zvi Cohen, Ilana Freger and Alexander Raykhman transferred to Dimri, on March 18, 2015, an aggregate of 440,652 shares of the Company’s outstanding Common Stock held collectively by such shareholders, (2) Integrity Israel (A) paid to Dimri on March 23, 2015, NIS 1,767,674 or $439,939 (based on the exchange rate of 4.018 NIS:$1 as of March 23, 2015), as repayment in full of the outstanding principal amount under Dimri’s investment agreement with Integrity Israel and the founders (the “Investment Agreement”), as adjusted for changes in the Israeli consumer price index since the date on which the loan was made, and (B) paid to Dimri on April 30, 2015, NIS 316,100 or $81,870 (based on the exchange rate of 3.861 NIS:$1 as of April 30, 2015), as partial reimbursement of Dimri’s attorney’s fees in the arbitration. The Company accrued for the fee reimbursement obligation as part of professional fees within selling, marketing and general and administrative expenses included in its results of operations for the fiscal year ended December 31, 2014. During March 2015, such amount was fully paid.

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

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10	–	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION

A.	1.	Description of the rights attached to the Common Stock

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

2.	Description of the rights attached to the Series A Preferred Stock

Holders of Series A Preferred Stock are entitled to receive cumulative dividends at a rate of 5% per annum, based on the stated value per share of the Series A Preferred Stock, which was initially $1,000 per share.  Dividends on the Series A Preferred Stock are payable quarterly on March 31, June 30, September 30 and December 31 of each year, beginning on March 31, 2013, and on each conversion date (with respect to the shares of Series A Preferred Stock being converted).  Until September 13, 2013, dividends were payable only in cash. Thereafter, dividends on the Series A Preferred Stock became payable, at the option of the Company, in cash and/or, if certain conditions are satisfied (including, among others, that the volume weighted average trading price for the Common Stock on its principal trading market is equal to or greater than 110% of the then current conversion price for the Series A Preferred Stock for five consecutive trading days prior to the dividend payment date), in shares of Common Stock, valued at the then current conversion price of the Series A Preferred Stock.  The Company will incur a late fee of 9% per annum, payable in cash, on dividends that are not paid within three trading days of the applicable dividend payment date. During the years ended December 31, 2015, 2014 and 2013 the Company paid an aggregate of $57,061, $370,441 and $288,248, respectively, in cash dividends to its Series A Preferred Stockholders.

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

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10	–	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

A.	2.	Description of the rights attached to the Series A Preferred Stock (cont.)

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

The conversion price of the shares of Series A Preferred Stock that were included in the Series A Units is subject to adjustment for certain issuances of Common Stock or other securities of the Company at an effective price per share that is lower than the conversion price then in effect ($5.80 per share at December 31, 2015 and 2014), as well as for stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10	–	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

A.	3.	Description of the rights attached to the Series B Preferred Stock

Holders of Series B Preferred Stock are entitled to receive cumulative dividends at a rate of 5.5% per annum, based on the stated value per share of Series B Preferred Stock. Dividends on the Series B Preferred Stock are payable quarterly on March 31, June 30, September 30 and December 31 of each year, beginning on September 30, 2014, and on each conversion date (with respect to the shares of Series B Preferred Stock being converted). For so long as required under the terms of the Certificate of Designations for the Company’s outstanding Series A Preferred Stock, dividends on Series B Preferred Stock will be payable only in shares of Common Stock. Thereafter, dividends on the Series B Preferred Stock will be payable, at the option of the Company, in cash and/or, if certain conditions are satisfied, shares of Common Stock or a combination of both. Shares of Common Stock issued as payment of dividends will be valued at the lower of (a) the then current conversion price of the Series B Preferred Stock or (b) the average of the volume weighted average price for the Common Stock on the principal trading market therefor for the 10 trading days immediately prior to the applicable dividend payment date. The Company will incur a late fee of 9% per annum, payable in cash, on dividends that are not paid within three trading days of the applicable dividend payment date. As of December 31, 2015 and 2014 the Company issued a total of 168,926 and 18,986 shares of Common Stock, respectively at an estimated fair value of $390,219 and $43,858, respectively as in kind dividends to holders of Series B Preferred Stock.

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

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10	–	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

A.	3.	Description of the rights attached to the Series B Preferred Stock (cont.)

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

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10	–	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

B.	The 2012 Offering

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

Subsequent to the Initial Closing, the 2012 Offering was converted from an offering of Common Stock to an offering of Units and, on March 13, 2013, the Company entered into a Securities Purchase Agreement with certain accredited investors (the “Series A Unit Purchasers”) pursuant to which the Company issued to the Series A Unit Purchasers an aggregate of 6,300 Series A Units.  The shares of Series A Preferred Stock comprising the Series A Units were convertible into an aggregate of 1,086,178 shares of Common Stock (based on a conversion price per share of $5.80) and the Series A Warrants comprising the Series A Units were exercisable into an aggregate of 1,086,178 shares of Common Stock at an original exercise price per share of $6.96, in each case subject to adjustment as described below (See also Note10D). After giving effect to the payment of commissions to the Placement Agent for the offering and the payment of certain offering expenses, the Company received net proceeds from the offering of approximately $5.4 million (See Note 9C).

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

In connection with the 2012 Offering, the Company also agreed with the Placement Agent for the offering that, following the closing of the sale of the Series A Units, the Company would issue to the holders of the 1,295,535 shares of Common Stock issued by the Company at a price of $6.25 per share pursuant to the Company’s previously completed private placement of Common Stock (occurred during 2011 and 2010) such number of shares of Common Stock as would effectively reduce the per share purchase price paid by such holders for such shares from $6.25 per share to $5.80 per share, in each case subject to the execution by the holder of a consent to such modification. As a result, upon the receipt of executed consents to modification from all such holders, the Company has issued or will be required to issue to such holders an aggregate of additional 100,526 shares of Common Stock, of which 92,136 and 654 shares of Common Stock were issued during the years ended December 31, 2015 and 2014, respectively. The issuance or proposed issuance of such shares has been accounted for as a stock dividend.  As of September 30, 2013, the Common Stock had an estimated fair value of $2.77 per share.   Accordingly, an amount of $278,263 representing the fair value of the shares was charged to the accumulated deficit against additional paid in capital.

In connection with the 2012 Offering the Company incurred a total of $1,479,864 of issuance costs of which $562,805 attributable to non-cash compensation expenses relating to warrants issued to the Placement Agent (See Notes 9C and Note 10E.1.d). The allocation of the issuance proceeds to the Preferred Stock and to the detachable warrants and their respective issuance costs is described in Note 2T and Note 2U above.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10	–	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

C.	The 2014 Offering

During August until December 31, 2014, the Company raised $8.5 million in gross proceeds from the issuance of 8,500 Series B Units. After giving effect to the payment of commissions to the Placement Agent (See Note 9C) for the offering and the payment of certain offering expenses, the Company received net proceeds from the offering of approximately $7.3 million. The Series B Warrants have a five-year term commencing on the closing dates, as applicable. Until the end of the term, the Series B Warrants included in the Series B Units will be exercisable into Common Stock at any time and from time to time at an exercise price of $5.80 per share (with respect to the Series B-1 Warrants) or $10.00 per share (with respect to the Series B-2 Warrants). The Series B Warrants contain adjustment provisions substantially similar to those of the Series B Preferred Stock (See Note 10.A.3), except that the Series B Warrants shall not include dilution protection for issuances of securities at an effective price per share lower than the conversion price of such Series B Warrants. No holder may exercise its Series B Warrants in excess of the Beneficial Ownership Limitation.

In connection with the 2014 Offering the Company incurred a total of $1,787,545 of issuance costs of which $630,936 attributable to non-cash compensation expenses relating to warrants issued to the Placement Agent (See Notes 9C and Note 10E.1.d). The allocation of the issuance proceeds to the Series B Preferred Stock and to the detachable Series B Warrants and their respective issuance costs is described in Note 2T.

Pursuant to the Securities Purchase Agreement, dated March 13, 2013, relating to the issuance by the Company of Series A Units, the Company was required to and did notify the holders of the Series A Preferred Stock of the closing of the sale of the Series B Units, and following receipt thereof such holders of Series A Preferred Stock were entitled pursuant to the “most favored nation” provision included in the Securities Purchase Agreement for the 2012 Offering, to elect to amend the terms of their purchase of Series A Units to match the terms of the Series B Units. As of December 31, 2015, the holders of an aggregate of approximately 6,931 Series A Units have so elected to amend the terms of their Series A Units to match the terms of the Series B Units. Accordingly, the Company has exchanged 6,931 shares of Series A Preferred Stock into 6,931 shares of Series B Preferred Stock and 1,440,880 Series A Warrants into 1,200,710 Series B-1 Warrants and 1,200,710 Series B-2 Warrants. Due to the differences in the contractual terms of each of the financial instruments exchanged, management determined that the exchange constituted an extinguishment of the existing instruments and an issuance of new financial instruments. As a result of the exchange elections, the Company recorded during the year ended December 31, 2015 a non-cash loss on extinguishment of Series A Preferred Stock and Series A Warrants in the amount of $1,284,354, resulting from the differences between the fair market value estimate of the new Series B Units less the net book value of the exchanged Series A Preferred Stock and less the fair value of the exchanged Warrants with down-round protection as of the date of the exchange.

D.	Warrants with down round protection

The Series A Warrants included in the Series A Units have a five-year term commencing on their issuance date. In accordance with their original terms, the Warrants were exercisable at any time at an exercise price of $6.96 per share.  The Series A Warrants contain adjustment provisions substantially similar to the adjustment provisions of the Series A Preferred Stock (See Note 10A.2), including provisions requiring an adjustment of the number of shares and the exercise price of the Series A Warrants to the price at which the Company subsequently issues shares or other equity-linked financial instruments, if that price is less than the original exercise price of the Series A Warrants (down-round protection).  In addition, the Series A Warrants provide for protection for a Buy-In on substantially the same terms as described above with respect to the Series A Preferred Stock.  No holder may exercise its Series A Warrants in excess of the Beneficial Ownership Limitation.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10	–	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

D.	Warrants with down round protection (cont.)

As a result of the issuance of the Series B Units, pursuant to the terms of the Series A Warrants, on August 29, 2014, the exercise price per share of the Series A Warrants decreased from $6.96 per share to $5.80 per share and the number of shares of Common Stock issuable upon exercise of each such warrant, in the aggregate, increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, will be equal to the aggregate exercise price prior to such adjustment. During the year ended December 31, 2015, the Company exchanged 1,440,880 Series A Warrants into 1,200,710 Series B-1 Warrants and 1,200,710 Series B-2 Warrants (See Note 10C). As of December 31, 2015 and 2014, an aggregate of 380,953, 1,539,364 Series A Warrants, respectively, were outstanding and exercisable into the identical number of shares of Common Stock.

The Company has determined its derivative warrant liability to be a Level 3 fair value measurement and has used the Binomial pricing model to calculate its fair value. Because the warrants contain a price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations.

The changes in the fair value of the Level 3 liability are as follows (in US dollars):

	Series A Warrants
	December 31,
	2015	2014

Balance, Beginning of the year	2,057,618	8,216,705
Classification from stockholders deficit	-	400,671
Exchange of Series A Warrants pursuant to the “Most favored nation” provision	(1,586,831)	-
Change in fair value of Series A Warrants	(149,092)	(6,559,758)
Balance, End of year	321,695	2,057,618

The key inputs used in the fair value calculations were as follows:

	December 31, 2015	December 31, 2014
Dividend yield (%)	-	-
Expected volatility (%) (*)	105.14	105.14
Risk free interest rate (%)	0.99	1.14
Expected term of options (years) (**)	2.20	3.20
Exercise price (US dollars)	5.80	5.80
Share price (US dollars) (***)	2.31	2.31
Fair value (US dollars)	0.84	1.13

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

(***)
The Common Stock price, per share reflects the Company’s management’s estimation of the fair value per share of Common Stock as of December 31, 2015 and 2014. In reaching its estimation for December 31, 2015 and 2014, management considered, among other things, a valuation prepared by a third-party valuation firm following the 2014 Offering.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10	–	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

E.	Stock-based compensation

1.	Grants to non-employees

a.
In August 2005, Integrity Israel granted 21,640 options with an exercise price of $0.001 per share in consideration of regulatory services. In October 2006, Integrity Israel granted 45,531 options with an exercise price of $4.305 per share in consideration of investor finders, of which 17,657 were forfeited. In November 2008, Integrity Israel granted 8,989 options with an exercise price of $5.517 per share in consideration of investor finders, of which 5,365 were forfeited. Following the merger with Integrity Israel, the options were replaced with options of the Company.

b.
In connection with the 2010 Offering, the Company issued to the Placement Agent warrants to purchase 45,097 and 84,459 shares, respectively, of the Company's Common Stock, with an exercise price of $6.25 per share, in 2011 and 2010, respectively.  The warrants expire on the fifth anniversary of the date on which the shares of Common Stock underlying such warrants are fully registered with the SEC.  The warrants include customary adjustment provisions for stock splits, reorganizations and other similar transactions. As a result of the issuance of the Series B Units, pursuant to the terms of the warrants, on August 29, 2014, the exercise price per share of the applicable warrants decreased from $6.25 per share to $5.80 per share and the number of shares of Common Stock issuable upon exercise of each such warrant, in the aggregate, increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, will be equal to the aggregate exercise price prior to such adjustment. As of December 31, 2015 and 2014 the Placement Agent was entitled to an aggregate of 139,608 shares of Common Stock at an exercise price of $5.80 in connection with the 2010 Offering. See also Note 18.

c.
In connection with the 2012 Offering, the Company issued to the Placement Agent (a) 5 year warrants to purchase up to 128,277 shares of Common Stock at an exercise price of $5.80 per share and (b) 5 year warrants to purchase up to 128,277 shares of Common Stock at an exercise price of $6.96 per share and (c) 5 year warrants to purchase up to 215 shares of Common Stock at an exercise price of $7.00 per share.  Such warrants have substantially the same terms as those issued to the Series A Unit Purchasers except that the Placement Agent warrants may also be exercisable on a cashless basis at all times. As a result of the issuance of the Series B Units, pursuant to the terms of the warrants, on August 29, 2014, the exercise price per share of the applicable warrants decreased from $6.96 and $7.00 per share to $5.80 per share and the number of shares of Common Stock issuable upon exercise of each such warrant, in the aggregate, increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, will be equal to the aggregate exercise price prior to such adjustment. As of December 31, 2015 and 2014 the Placement Agent was entitled to an aggregate of 282,469 shares of Common Stock at an exercise price of $5.80 in connection with the 2012 Offering. See also Note 18.

As of December 31, 2015 and 2014, the average fair value per warrant that were affected by the down-round protection, were estimated at $0.84 and $1.13, respectively using the following assumptions: dividend yield of 0% for both years, expected volatility of 105.14% for both years, risk free interest rate of 0.99% and 1.14%, respectively, stock price of $2.31 for both years and exercise price of $5.80 for both years. As a result of the anti-dilution protection, the Company classified during the year ended December 31, 2014 an amount of $400,671 out of stockholders deficit and presented as Warrants with Down-Round Protection within long-term liabilities see also Note 10D.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10	–	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

E.	Stock-based compensation (cont.)

1.	Grants to non-employees (cont.)

d.
In connection with the 2014 Offering, the Company issued to the Placement Agent (a) 5 year warrants to purchase up to 293,115 shares of Common Stock at an exercise price of $5.80 per share and (b) 5 year warrants to purchase up to 146,559 shares of Common Stock at an exercise price of $10.00 per share. The terms of the Placement Agent warrants are substantially similar to the terms of the Series B Warrants except that the Placement Agent warrants may also be exercisable on a cashless basis at all times. The average fair value per warrant of approximately $1.40 was estimated using the following assumptions: dividend yield of 0%, expected volatility of 105.14%, risk free interest rate of 1.66%, stock price of $2.31 and exercise price ranging between $5.80 and 10.00, as applicable.

e.
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

In July 2010, following the merger with Integrity Israel, the Company adopted the 2010 Share Incentive Plan (the "2010 Share Incentive Plan"), pursuant to which the Company's Board of Directors is authorized to grant options exercisable into Common Stock of the Company.  As of December 31, 2015, the Company had reserved 529,555 shares of Common Stock for issuance under the 2010 Share Incentive Plan.  On March 17, 2016, the Company’s Board of Directors approved an amendment to the 2010 Share Incentive Plan to increase the number of shares of the Company’s Common Stock reserved for issuance under the 2010 Share Incentive Plan to 1,000,000 shares.  The purpose of the 2010 Share Incentive Plan is to offer an incentive to employees, directors, officers, consultants, advisors, suppliers and any other person or entity whose services are considered valuable to the Company, as well as to replace the Integrity Israel Plan and to replace all options granted in the past by Integrity Israel.

Upon the adoption of the 2010 Share Incentive Plan, all options granted under the Integrity Israel's Plan were replaced by options subject to the 2010 Share Incentive Plan on a 1 for 1 basis. As of December 31, 2015, there are 96,313 shares available for future grants under the 2010 Share Incentive Plan.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10	–	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

E.	Stock-based compensation (cont.)

2.	Grants to employees (cont.)

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

As of December 31, 2015, approximately $353,000 of unrecognized compensation costs are expected to be recognized upon receipt of the FDA approval, if and when received. The fair value of the shares was based on the recent share price applicable prior to the date of grant of such options.

The following tables present a summary of the status of the grants to employees, officers and directors as of December 31, 2015 and 2014:

	Number	Weighted average exercise price (US$)
Year ended December 31, 2015
Balance outstanding at beginning of year	450,847	5.85
Granted	-	-
Exercised	(19,769)	1.82
Forfeited	(17,605)	6.01
Balance outstanding at end of the year	413,473	6.04
Balance exercisable at the end of the year	293,736	5.95

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10	–	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

E.	Stock-based compensation (cont.)

2.	Grants to employees (cont.)

	Number	Weighted average exercise price (US$)
Year ended December 31, 2014
Balance outstanding at beginning of year	414,847	5.74
Granted	44,000	7.00
Exercised	-	-
Forfeited	(8,000)	6.25
Balance outstanding at end of the year	450,847	5.85
Balance exercisable at the end of the year	302,360	5.58

The aggregate intrinsic value of the awards exercisable as of December 31, 2015, 2014 and 2013 was $12,845, $23,830 and $882,471, respectively.  The aggregate intrinsic value of the awards outstanding as of December 31, 2015, 2014 and 2013 was $12,845, $23,830 and $1,143,330, respectively. For the year ended December 31, 2015 and 2014 the amount represents the total intrinsic value based on the Company’s management’s estimation of the fair value per share of Common Stock based among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series B Units (See Note 10C). For the year 2013 management’s estimate of the Company’s stock price of $8.50 was determined based among other factors on the closing sale price for the Common Stock as reported on the OTCQB on December 27, 2013, which was the last reported sale of Common Stock in 2013.

The following tables summarize information about options outstanding at December 31, 2015:

Exercise price (US$)	Outstanding at December 31, 2015	Weighted average remaining contractual life (years)	Weighted average exercise price	Exercisable at December 31, 2015	Weighted average remaining contractual life (years)

1.72	21,758	1.60	1.72	21,758	1.60
3.63	3,730	1.60	3.63	3,730	1.60
6.01	4,273	2.04	6.03	4,273	2.04
6.25	351,712	6.20	6.25	236,975	6.20
7.00	32,000	8.5	7.00	27,000	8.50
	413,473			293,736

As of December 31, 2015, approximately $2,200 of unrecognized compensation costs (excluding compensation cost related to stock options granted to Mr. Avner Gal and Mr. David Malka) are expected to be recognized during the year ending December 31, 2016.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10	–	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

E.	Stock-based compensation (cont.)

2.	Grants to employees (cont.)

The fair value of options granted was estimated at the dates of grant using the Black-Scholes option pricing model.  The following are the data and assumptions used:

	2015	2014	2013
Dividend yield (%)	-	0	-
Expected volatility (%) (*)	-	105.14	-
Risk free interest rate (%)	-	1.61	-
Expected term of options (years) (**)	-	5-6	-
Exercise price (US dollars)	-	7.00	-
Stock price (US dollars) (***)	-	2.31	-
Fair value (US dollars)	-	1.59	-

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

(***)
The Common Stock price, per share for the year ended December 31, 2014 reflects the Company’s management’s estimation of the fair value per share of Common Stock. In reaching its estimation for December 31, 2014, management considered, among other things, a valuation prepared by a third-party valuation firm following the issuance of the 2014 Offering.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 11	–	RESEARCH AND DEVELOPMENT EXPENSES

	US dollars
	Year ended December 31,
	2015	2014	2013
Salaries and related expenses	1,303,614	1,128,672	1,293,067
Professional fees	525,144	377,918	247,888
Materials	166,736	96,699	154,522
Depreciation	19,132	16,156	32,858
Travel expenses	39,324	27,867	43,131
Vehicle maintenance	54,936	25,888	35,955
Other	159,459	176,424	179,333
	2,268,345	1,849,624	1,986,754

NOTE 12	–	SELLING, MARKETING AND GENERAL AND ADMINISTRATIVE EXPENSES

	US dollars
	Year ended December 31,
	2015	2014	2013

Salaries and related expenses	803,319	651,900	260,276
Professional fees	990,390	739,893	562,435
Travel & expenses	468,126	200,348	128,095
Vehicle maintenance	41,180	40,087	26,529
Other	227,160	185,282	63,805
	2,530,175	1,817,510	1,041,140

NOTE 13	–	FINANCING (INCOME) EXPENSES, NET

	US dollars
	Year ended December 31,
	2015	2014	2013

Israeli CPI linkage difference on principal of loans from stockholders	(2,521)	(556)	14,382
Exchange rate differences	38,873	(25,282)	94,815
Change in fair value of Series A Warrants	(149,092)	(6,559,758)	6,251,242
Issuance cost allocated to warrants with down-round protection	-	-	390,928
Interest expenses on credit from banks and other	15,205	(2,189)	17,592
Loss on partial extinguishment of Series A Preferred Stock and Series A Warrants	1,284,354	-	-
	1,186,819	(6,587,785)	6,768,959

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 14	–	INCOME TAX

A.	Measurement of results for tax purposes under the Israeli Income Tax (Inflationary Adjustments) Law, 1985 (the “Inflationary Adjustment Law”)

Commencing January 1, 2008, the results of operations of Integrity Israel for tax purposes are measured on a nominal basis.

B.	Changes in the Israeli corporate tax rates

On December 6, 2011, the Law for the Change in the Tax Burden (Legislative Amendments) – 2011 was published.  As part of this law, among other things, commencing from 2012 the corporate tax rate was increased to 25%.  In addition, commencing in 2012, the tax rate on capital gains in real terms and the tax rate applicable to betterment in real terms were increased to 25%.

On July 30, 2013, the Israeli parliament approved the Law for the Change in National Priorities (Legislative Amendments to Achieve Budgetary Goals for 2013 and 2014) – 2013, which, among other things increased the standard Israeli corporate income tax rate from 25% to 26.5% effective as of January 1, 2014.

On January 4, 2016, the Israeli parliament passed the Law for Amendment of the Income Tax Ordinance No. 216, which, among other things reduced the standard Israeli corporate income tax rate from 26.5% to 25% effective as of January 2016.

C.	Tax assessments

The Company and Integrity Israel have not received final tax assessments since their inception.

D.	Carryforward tax losses

As of December 31, 2015, the Company had cumulative net operating losses (NOL) for US federal purposes of approximately $3.1 million that will expire between the years 2031-2035. Integrity Israel has losses carry forward balances for Israeli income tax purposes of nearly $20.7 million to offset against future taxable income for an indefinite period of time.

E.	The following is a reconciliation between the theoretical tax on pre-tax income, at the tax rate applicable to the Company (federal tax rate) and the tax expense reported in the financial statements:

	US dollars
	Year ended December 31,
	2015	2014	2013

Pretax income (loss)	(5,842,172)	2,980,426	(9,796,853)
Federal tax rate	34%	35%	35%
Income tax expenses (benefit) computed at the ordinary tax rate	(1,986, 338)	1,043,149	(3,428,899)
Non-deductible expenses	31,050	27,250	21,250
Stock-based compensation	4,503	14,415	10,570
Amortization of warrants with down round protection	(50,691)	(2,295,915)	2,324,760
Loss on partial extinguishment of Series A Preferred Stock and Series A Warrants	436,680	-	-
Tax in respect of differences in corporate tax rates	340,263	278,466	253,942
Losses and timing differences in respect of which no deferred taxes assets were recognized	1,224,533	932,635	818,377
	-	-	-

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 14	–	INCOME TAX (cont.)

F.
Deferred taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes.  Significant components of the Group's future tax assets are as follows:

	US dollars
	December 31,
	2015	2014	2013

Composition of deferred tax assets:
Provision for employee-related obligation	23,494	20,220	33,629
Non-capital loss carry forwards	6,233,314	4,810,780	4,364,466
Valuation allowance	(6,256,808)	(4,831,000)	(4,398,095)
	-	-	-

NOTE 15	–	INCOME (LOSS) PER SHARE

The loss and the weighted average number of shares used in computing basic and diluted loss per share for the years ended December 31, 2015, 2014 and 2013, are as follows:

	US dollars
	Year ended December 31,
	2015	2014	2013

Income (loss) for the year	(5,842,172)	2,980,426	(9,796,853)
Stock dividend to certain Common Stockholder	-	-	(278,263)
Cash dividend on Series A Preferred Stock	(57,061)	(370,441)	(288,247)
Stock dividend on Series B Preferred Stock	(390,219)	(43,858)	-
Income attributable to participating securities (Preferred Stock)	-	(596,472)	-
Income (loss) for the period attributable to common stockholders	(6,289,452)	1,969,655	(10,363,363)

	Number of shares
	Year ended December 31,
	2015	2014	2013

Common shares used in computing Basic income (loss) per share	5,476, 870	5,304,500	5,325,714
Common shares used in computing Diluted income (loss) per share (*)	5,476, 870	5,349,242	5,325,714
Total weighted average number of Common shares related to outstanding convertible Preferred Stock, options and warrants excluded from the calculations of diluted income (loss) per share (**)	9,431,728	4,557,612	2,813,493

(*)
In applying the treasury method, the average market price of Common Stock was based on management estimate. For December 31, 2015 and 2014, management estimation considered, among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series B Units (See Note 10C). The fair value per share of the Company’s Common Stock as of December 31, 2013 was based on the management’s estimate which was based among other factors on the closing price per share of the Company’s Common Stock on December 27, 2013, as reported on the OTCQB, which was the last reported sale of Common Stock in 2013.

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

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 16	–	SEGMENT INFORMATION

The Company operates in one operating segment, the following is a summary of operations within geographic areas:

	Year ended December 31,
Revenues based on the customer’s location:	2015	2014	2013

Europe	13,420	32,000	-
Asia and Pacific	129,747	27,775	-
Total	143,167	59,775	-

All long-lived assets are owned by Integrity Israel and are located in Israel.

NOTE 17	–	RELATED PARTIES

A.
Avner Gal, the beneficial owner of approximately 7.7% of the Company's outstanding Common Stock as of December 31, 2015, entered into an employment agreement with Integrity Israel in July 2010 pursuant to which Mr. Gal agreed to continue to serve as the chief executive officer and managing director of Integrity Israel.  The agreement was approved by the board of directors and stockholders of Integrity Israel. Mr. Gal’s employment agreement provides for an annual salary of approximately $123,457, $134,769 and $134,111 (NIS 480,000) for the year ended December 31, 2015, 2014 and 2013 respectively. In addition, Mr. Gal is entitled to an annual bonus to be determined by the board of directors and an additional sum provided that Mr. Gal reaches certain milestones approved by the board, as well as the payment of certain social and insurance benefits and the use of a car.  During the year ended December 31, 2015, 2014 and 2013 the Company paid Mr. Gal $0, $0 and $61,087, respectively as bonuses.  The agreement also provides for a renegotiation of Mr. Gal’s annual salary on the one-year anniversary thereof and the renegotiation of Mr. Gal’s bonus formula once Integrity Israel has begun commercialization of its products.  The agreement is terminable by either party on 180 days’ notice, immediately by Integrity Israel with the payment of an amount equal to 180 days of annual salary, or immediately by Integrity Israel for cause (as defined in the agreement) without the payment of severance.  Mr. Gal is subject to a non-compete and a confidentiality agreement during the term of the agreement and for one year thereafter. As of December 31, 2015 the Company did not make any amendments to Mr. Gal’s employment agreement.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 17	–	RELATED PARTIES (cont.)

B.
David Malka, the beneficial owner of 3.07% of the Company's outstanding Common Stock as of December 31, 2015, entered into an employment agreement with Integrity Israel in July 2010 pursuant to which Mr. Malka agreed to continue to serve as the vice president of operations of Integrity Israel.  The agreement was approved by the board of directors and stockholders of Integrity Israel. Mr. Malka’s employment agreement provides for an annual salary of approximately $61,728, 67,302 and $66,639 (NIS 240,000) for the year ended December 31, 2015, 2014 and 2013 respectively. In addition, Mr. Malka is entitled to an annual bonus to be determined by the Board of Directors in its sole discretion and an additional sum provided that Mr. Malka reaches certain milestones approved by the Board, as well as the payment of certain social and insurance benefits and the use of a group three car.  During the year ended December 31, 2015, 2014 and 2013 the Company paid Mr. Malka $0, $0 and $30,544, respectively as bonuses. The agreement also provided for a renegotiation of Mr. Malka’s annual salary on the one-year anniversary thereof and the renegotiation of Mr. Malka’s bonus formula once Integrity Israel has begun commercialization of its products.  The agreement is terminable by either party on 90 days’ notice, immediately by Integrity Israel with the payment of an amount equal to 90 days of annual salary, or immediately by Integrity Israel for cause (as defined in the agreement) without the payment of severance.  Mr. Malka is subject to a non-compete and confidentiality agreement during the term of the agreement and for one year thereafter. As of December 31, 2015, the Company did not make any amendments to Mr. Malka’s employment agreement.

NOTE 18	–	SUBSEQUENT EVENTS

A.
During February 2016, the Company entered into an Advisory Agreement with the Placement Agent, according to which, the Company retained the Placement Agent on a non-exclusive basis to provide certain advisory services. In accordance with the terms of the Advisory Agreement, the Company extended the expiration date of the warrants issued to the Placement Agent in connection with the 2010 Offering and the 2012 Offering until December 31, 2019. The Advisory Agreement has a term of six months and shall automatically renew thereafter for additional 30 day terms unless terminated by either party upon receipt of 30 days prior written notice.  The Company is in the process of evaluating the impact, if any, of the expiration date extension of the abovementioned warrants on the results of its operations.

B.
On March 17, 2016, the Company’s Board of Directors appointed two new directors, Leslie Seff and Angela Strand, to the Board of Directors and approved the following compensation for all three non-employee directors serving on the Board: (i) an annual cash payment in the amount of $15,000, payable in four equal quarterly installments of $3,750 each on the last day of each calendar quarter commencing with the second quarter of 2016, subject to the director’s continued service as of each such date; (ii) an annual cash payment to the chairperson of the Nominating and Corporate Governance Committee in the amount of $10,000, payable in four equal quarterly installments of $2,500 each, on the last day of each calendar quarter commencing with the second quarter of 2016, subject to the chairperson’s continued service as of each such date; and (iii) a one-time grant of options to each non-employee director to purchase up to an aggregate of 26,666 shares of the Company’s Common Stock, at an exercise price of $4.50 per share, under and pursuant to the 2010 Share Incentive Plan.  Each director’s option grant will vest in eight equal quarterly increments of 3,333.25 each (subject to the director’s continued service as of each such date) commencing with the second quarter of 2016.

C.
On March 17, 2016, the Company’s Board of Directors approved an amendment to the 2010 Share Incentive Plan to increase the number of shares of the Company’s Common Stock reserved for issuance under the 2010 Share Incentive Plan from 529,555 shares to 1,000,000 shares.