Form 10-K/A
period 2015-12-31
Integrity Applications, Inc.
filed 2016-04-29
CIK 1506983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

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

As of April 28, 2016, 5,690,097 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Integrity Applications, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016 (the “Original Filing”). This Amendment is being filed to include the information required by Items 10 through 14 of Part III of Form 10-K that, in the Original Filing, was intended to be incorporated by reference to the definitive Proxy Statement for our 2016 Annual Meeting of Stockholders. In addition, on the cover page, (i) the reference in the Original Filing to the incorporation by reference of the definitive Proxy Statement for our 2016 Annual Meeting of Stockholders has been deleted and (ii) the information with respect to the number of outstanding shares of our common stock, par value $0.001 per share (“Common Stock”) has been updated.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment includes updated officer certifications as Exhibits 31.1 and 31.2 to this Amendment. Except for the exhibits referenced in the preceding sentence and as otherwise provided in the exhibit index, the exhibits included in Item 15 of this report speak as of the date of the Original Filing.

Except as described above, no other information in the Original Filing has been updated and this Amendment continues to speak as of the date of the Original Filing. Other events occurring after the date of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the Original Filing.

Unless the context otherwise requires, the terms “we”, “our”, “ours” “us” and “Integrity”, refer to A.D. Integrity Applications, Ltd., an Israeli corporation (“Integrity Israel”), for all periods prior to July 15, 2010 and to Integrity Israel and Integrity Applications, Inc., a Delaware corporation, on a combined basis, for all periods from and including July 15, 2010.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

OUR DIRECTORS

The table below sets forth (1) the names and ages of our Directors as of the date of this Amendment, (2) all positions with the Company presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Age	Position

Dr. Robert Fischell	86	Director

Avner Gal	61	Chairman and Chief Executive Officer

David Malka	50	Director and Executive Vice President of Operations

Leslie Seff	65	Director

Angela Strand	47	Director

Dr. Robert Fischell has served as one of Integrity’s directors since 2010.  Dr. Fischell is an inventor and serial entrepreneur with over 160 issued U.S. patents.  Starting in 1959, Dr. Fischell spent over 30 years with the Johns Hopkins University Applied Physics Laboratory, which resulted in 53 patents in both aerospace and biomedical technology.  His interests at Johns Hopkins then turned to the invention of new medical devices such as pacemakers and implantable heart defibrillators.  Starting in 1969, Dr. Fischell began the formation of 14 private companies that licensed his patents on medical devices.  These companies include Pacesetter Systems, Inc. (purchased by Siemens and now part of St. Jude Medical, Inc.), IsoStent, Inc. (merged with Cordis Company, a Johnson and Johnson Company), NeuroPace, Inc., Neuralieve, Inc., Angel Medical Systems, Inc., and Svelte Medical Systems, Inc.  As it relates to diabetes management devices, he was the inventor of the first implantable insulin pump (which became Minimed, which was sold to Medtronic).  Dr. Fischell’s honors include Inventor of the Year for the USA in 1984, election to the National Academy of Engineering in 1989, the Distinguished Physics Alumnus Award of the University of Maryland, and several medals for distinguished accomplishments in science, engineering and innovation.  In 2004, Discover magazine gave Dr. Fischell their annual Technology for Humanity award.  In 2008, Dr. Fischell received the honorary degree of Doctor of Humane Letters from the Johns Hopkins University in recognition of his many lifesaving inventions.  From June 2009 until March 2011, Dr. Fischell was a director of InspireMD, Inc. (OTCBB: NSPR), a medical device company focusing on the development and commercialization of its proprietary stent system, MGuard.  Dr. Fischell received his BSME degree from Duke University and MS and Sc.D. degrees from the University of Maryland.  Dr. Fischell’s extensive experience in the medical device industry, including inventing and commercializing numerous medical devices, led to the conclusion that he should serve as a member of Integrity’s Board of Directors.

Avner Gal has served as Integrity’s Chairman of the Board and Chief Executive Officer since Integrity’s founding in 2001.  Prior to founding Integrity, Mr. Gal served as a managing director of Solid Systems, an Israeli start-up company engaged in the development of radar and ultra-sound technologies, from 2000 to 2001.  From 1999 to 2000, Mr. Gal served as an engineering department manager with Comverse Network Systems.  From 1996 to 1999, Mr. Gal was a section head at MTI Engineering Ltd., a consulting company and electronic systems provider in the communications, aerospace and military industries.  Prior to entering the private sector, Mr. Gal served for twenty-three years in various field and headquarters positions in the Israeli Navy and retired as a Naval Commander.  Mr. Gal received a Bachelor of Science degree in electrical engineering from the Technion - Israeli Institute of Technology in Haifa, Israel, a Master of Science degree in electrical engineering from the Naval Postgraduate School in Monterey, California and a Masters of Business Administration in marketing management from the University of Derby, Israeli Branch, Ramat-Efaal, Israel.  As an Israeli Naval Officer, Mr. Gal spent the majority of his duty as a development engineer.  Among other projects, he initiated, characterized and managed the development of a full Electronic Warfare (“EW”) suite (interception and deception), which is still operational on board all missile patrol boats of the Israeli Navy.   Another EW system which Mr. Gal was in charge of developing is operational on board Israeli submarines.  Mr. Gal was also the head of the Israeli Navy’s technical intelligence branch and served as the managing integrator for the electronic combat suite on board Dolphin submarines.  During the last 25 years, Mr. Gal has been the primary instructor in the Naval Projects’ Officers Course.  Mr. Gal’s scientific and business education and experience, as well as his knowledge of Integrity and its GlucoTrack® model DF-F glucose monitoring device, gained through his role as Integrity’s Chief Executive Officer, are all factors that led to the conclusion that he should serve as a member of Integrity’s Board of Directors.

David Malka has served as one of Integrity’s directors and Integrity’s Executive Vice President of Operations since March 2012.  Prior to that, Mr. Malka was a director and Integrity’s Vice President of Operations since 2003.  Prior to joining us, Mr. Malka served as a vice president of operations for Solid Systems from 2000 to 2003.  From 1994 to 2000, Mr. Malka served as a manager of production and purchasing at Kollmorgen-Servotronix, an Israeli company specializing in the design, development and manufacture of digital servo control systems.  From 1991 to 1993, Mr. Malka was a production design and inspection worker at TFL Time & Frequency Systems Ltd.  Mr. Malka has a degree in practical engineering - industrial management from the Institute of Work & Production Productivity, Tel-Aviv and a Bachelor of Arts degree in management from the Open University in Israel.  Mr. Malka’s extensive executive experience in the medical device industry led to the conclusion that he should serve as a member of Integrity’s Board of Directors.

Leslie Seff has served as one of Integrity’s directors since March 2016.  Mr. Seff currently serves as founder and chief operating officer of AIMPaaS LLC, a technology firm that provides trade execution facility, risk assessment, performance monitoring, and compliance oversight for hedge funds, brokerage firms and other asset managers. Mr. Seff is also the founder and president of the consulting firm, Matthew B. Management, Inc. Prior to this, Mr. Seff served as Chief Operating Officer and Managing Director, Capital Markets of BrokerageAmerica LLC, a provider of trade execution services to broker/dealers and institutional investors. In 1996, Mr. Seff started the NASDAQ trading department at Fidelity Investments and subsequently managed that department from 1996 to 1998. Mr. Seff has also served as the managing member of his own NASD Member Firm, and is a former Allied Member of the New York Stock Exchange. Mr. Seff holds a BBA in Finance from Hofstra University and an MBA from Bernard Baruch College (City University of New York).  Mr. Seff’s financial and small company expertise, including his knowledge and understanding of securities markets, led to the conclusion that he should serve as a member of Integrity’s Board of Directors.

Angela Strand has served as one of Integrity’s directors since March 2016.  Ms. Stand currently serves as a founder and senior executive of Nohm, a joint venture between Smith Electric Vehicles and FDG Electric Vehicles Ltd. (HK: 729HK), and the founder of Strand Strategy, a healthcare management and consulting firm. Ms. Strand is also a named inventor with seven issued patents. From 2011-2015, Ms. Strand served as the chief marketing officer and head of business development and government affairs for Smith Electric Vehicles. Ms. Strand has also served as vice president of market development for Proteus Digital Health, and in various executive roles at Aerogen (acquired by Nektar Therapeutics, NASDAQ:NKTR), Novacept (acquired by Cytyc, NASDAQ: CYTC, now NASDAQ: HOLX) and FemRx (acquired by Johnson & Johnson, NYSE: JNJ). Ms. Strand holds a B.Sc. in Communications and an MBA in Marketing from the University of Tennessee.  Ms. Strand’s experience as an executive and serial entrepreneur led to the conclusion that he should serve as a member of Integrity’s Board of Directors.

OUR EXECUTIVE OFFICERS

The table below sets forth the names and ages of our executive officers as of the date of this Amendment and all positions with the Company presently held by each such person. Immediately following the table is biographical information for each of our executive officers (other than Avner Gal, our Chairman and Chief Executive Officer, and David Malka, our Director and Executive Vice President), including the positions held by, and principal areas of responsibility of, each such person during the last five years. Biographical information for Mr. Gal and Mr. Malka is included above under the caption “Our Directors.”

Name	Age	Position

Avner Gal	61	Chairman and Chief Executive Officer

David Malka	50	Director and Executive Vice President of Operations

Eran Hertz	43	Chief Financial Officer

Eran Cohen	57	Chief Operating Officer

Eran Hertz has served as Chief Financial Officer of Integrity since November 2013.  Prior to joining Integrity, Mr. Hertz served as the Controller of Advanced Vision Technology, Ltd., an Israel-based global developer and manufacturer of automated print inspection systems, from January 2009 through November 2013.  From April 2005 to June 2008, Mr. Hertz served as a Vice President of BlackRock Inc., an investment management firm. Mr. Hertz received a bachelor’s degree in accounting and economics from Tel-Aviv University in Tel Aviv, Israel and an MBA from Technion - Israeli Institute of Technology in Tel Aviv, Israel. In addition, Mr. Hertz is a certified public accountant in both the United States and Israel.

Eran Cohen joined Integrity in January 2016 as its Chief Operating Officer.  Prior to that, Mr. Cohen served in positions of increasing responsibility at Lumenis Ltd. (NASDAQ:LMNS), the world leader in the design, manufacture, marketing and servicing of light and laser based systems for aesthetic, opthalmic, surgical and dental applications, from 2012 to 2015, including most recently as Vice President of Global Services.  From 2008 until 2012, Mr. Cohen served as Vice President of Operations at Cadent Ltd., which was acquired by Align Technologies, Inc. (NASDAQ:ALGN). Mr. Cohen received a bachelor’s degree in Sciences, Economics and Management, from The Technion – Israel Institute of Technology in Haifa, Israel and a Masters in Business Administration from Tel Aviv University, Recanati School of Management.

CORPORATE GOVERNANCE

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and regulations of the SEC thereunder require that Integrity’s directors, executive officers and persons who own more than 10% of Integrity’s Common Stock, as well as certain affiliates of such persons, file initial reports of their ownership of Integrity’s Common Stock and subsequent reports of changes in such ownership with the SEC.  Directors, executive officers and persons owning more than 10% of Integrity’s Common Stock are required by SEC regulations to file with the SEC reports of their respective ownership of Common Stock and to furnish Integrity with copies of all Section 16(a) reports they file.  Based solely on a review of the copies of such reports received, Integrity believes that during the year ended December 31, 2015, directors, executive officers and owners of more than 10% of its Common Stock timely complied with all applicable filing requirements under Section 16(a), other than Y.H. Dimri Holdings, Ltd., which did not file an initial report of ownership on Form 3 upon becoming a beneficial owner of greater than 10% of our outstanding Common Stock on March 11, 2015.

Code of Ethics

Integrity has adopted a code of ethics that applies to its Chief Executive Officer and its senior financial officers (currently consisting only of the Chief Financial Officer).  This code of ethics is available on Integrity’s website at www.integrity-app.com.  If Integrity makes any substantive amendments to the code or grants any waiver, including any implicit waiver, from a provision of the code to its principal executive, financial or accounting officer, it will disclose the nature of the amendment or waiver on its website or in a report on a Current Report on Form 8-K filed in accordance with the rules and regulations of the SEC.

Nominating and Corporate Governance Committee

The Board of Directors of Integrity has a standing nominating and corporate governance committee composed solely of non-employee directors.  The purposes and powers of the Nominating and Corporate Governance Committee are to (a) identify potential qualified nominees for director and recommend to the Board of Director for nomination candidates for the Board, (b) develop the Company's corporate governance guidelines and additional corporate governance policies, and (c) exercise such other powers and authority as shall from time to time be assigned thereto by resolution of the Board of Directors.  The Nominating and Corporate Governance Committee was formed and constituted in March 2016 and has not yet had its initial meeting.  We expect that, at its initial meeting, the Nominating and Corporate Governance Committee will, among other things, consider for adoption a Nominating and Corporate Governance Committee charter, consider whether to adopt a policy with regard to the consideration of any director candidates recommended by security holders, consider whether to maintain any specific minimum qualifications for director candidates and consider whether to adopt a formal policy with regard to the consideration of diversity in identifying director nominees.  Prior to the formation of the Nominating and Corporate Governance Committee, director nominees were considered by the full Board of Directors.

Audit Committee and Audit Committee Financial Expert

The Board of Directors of Integrity does not have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act, or a committee performing similar functions because none of Integrity’s securities are listed on a securities exchange that would require the Board of Directors to maintain any such committee.  Currently, the functions of the audit committee are performed by the full Board of Directors.  The Board of Directors has not determined whether any of the members of the Board of Directors qualifies as an “Audit Committee Financial Expert” as the Board of Directors does not yet have a separately designated, free-standing audit committee.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information for the fiscal years ended December 31, 2015 and 2014 concerning the compensation of Avner Gal, Integrity’s Chief Executive Officer and President, Eran Hertz, Integrity’s Chief Financial Officer and David Malka, Integrity’s Executive Vice President of Operations.

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation		Total Compensation

Avner Gal
Chief Executive Officer	2015 (1)	$124,564	-	-	$81,227	(2)	$205,791
	2014 (3)	$134,769	-	-	$109,116	(4)	$243,885
Eran Hertz
Chief Financial Officer	2015 (1)	$87,435	-	-	$48,433	(5)	$135,868
	2014 (3)	$93,256	-	-	$53,303	(6)	$146,559
David Malka
Executive Vice President of	2015 (1)	$62,716	-	-	$43,687	(7)	$106,403
Operations	2014 (3)	$67,302	-	-	$54,831	(8)	$122,133

——————————-
(1)	Calculated based on the average exchange rate for the year of New Israeli Shekels to U.S. Dollars of NIS 3.888 = U.S. $1.00.

(2)
Includes $18,456 in automobile expenses paid by Integrity, including leasing costs, insurance premiums, gasoline and/or repairs incurred in connection with the executive’s automobile, $360 in cellular communications expenses paid by Integrity, representing the estimated costs of our cellular communications expenses attributable to the executive, $12,649 in tax gross-up payments, and contributions to the (a) Severance Pay-Fund, (b) retirement plan feature of Managers’ Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) and (d) statutory national insurance (Bituach Leumi) in the aggregate total amount of $49,762.

(3)	Calculated based on the average exchange rate for the year of New Israeli Shekels to U.S. Dollars of NIS 3.593 = U.S. $1.00.

(4)
Includes $20,558 in automobile expenses paid by Integrity, including leasing costs, insurance premiums, gasoline and/or repairs incurred in connection with the executive’s automobile, $377 in cellular communications expenses paid by Integrity, representing the estimated costs of our cellular communications expenses attributable to the executive, $12,191 in tax gross-up payments, and contributions to the (a) Severance Pay-Fund, (b) retirement plan feature of Managers’ Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) (d) statutory national insurance (Bituach Leumi) and (e) vacation pay-out in the aggregate total amount of $75,990.

(5)
Includes $17,900 in automobile expenses paid by Integrity, including leasing costs, insurance premiums, gasoline and/or repairs incurred in connection with the executive’s automobile, $10,780 in tax gross-up payments, and contributions to the (a) Severance Pay-Fund, (b) retirement plan feature of Managers’ Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) and (d) statutory national insurance (Bituach Leumi) in the aggregate total amount of $19,753.

(6)
Includes $20,357 in automobile expenses paid by Integrity, including leasing costs, insurance premiums, gasoline and/or repairs incurred in connection with the executive’s automobile, $12,024 in tax gross-up payments, and contributions to the (a) Severance Pay-Fund, (b) retirement plan feature of Managers’ Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) and (d) statutory national insurance (Bituach Leumi) in the aggregate total amount of $20,922.

(7)
Includes $19,999 in automobile expenses paid by Integrity, including leasing costs, insurance premiums, gasoline and/or repairs incurred in connection with the executive’s automobile, $527 in cellular communications expenses paid by Integrity, representing the estimated costs of our cellular communications expenses attributable to the executive, $10,648 in tax gross-up payments, and contributions to the (a) Severance Pay-Fund, (b) retirement plan feature of Managers’ Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) and (d) statutory national insurance (Bituach Leumi) in the aggregate total amount of $12,513.

(8)
Includes $21,724 in automobile expenses paid by Integrity, including leasing costs, insurance premiums, gasoline and/or repairs incurred in connection with the executive’s automobile, $568 in cellular communications expenses paid by Integrity, representing the estimated costs of our cellular communications expenses attributable to the executive, $12,067 in tax gross-up payments, and contributions to the (a) Severance Pay-Fund, (b) retirement plan feature of Managers’ Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) (d) statutory national insurance (Bituach Leumi) and (e) vacation pay-out in the aggregate total amount of $20,472.

Employment Agreements

Set forth below are summaries of the material terms of the employment agreements between Integrity Israel and each of Integrity’s named executive officers.  Each of our named executive officers provides services to Integrity pursuant to an employment agreement with Integrity Israel and does not have a separate employment agreement directly with Integrity.

Avner Gal

Avner Gal entered into an employment agreement with Integrity Israel in October 2010 pursuant to which Mr. Gal agreed to continue to serve as the Chief Executive Officer and managing director of Integrity Israel.  Mr. Gal’s employment agreement provides for an annual salary of NIS 480,000, or $127,456 based on the exchange rate of 3.766 NIS / $1.00 USD in effect on March 31, 2016, an annual bonus to be determined by the Board of Directors, an additional sum payable in the event that Mr. Gal meets certain milestones approved by the Board of Directors, as well as the payment of certain social and insurance benefits and the use of a company car.  The agreement also provides that Mr. Gal’s salary and bonus shall be subject to increase from time to time at the discretion of the Board of Directors.  We expect that Mr. Gal’s bonus formula, as previously determined by the Board of Directors, will be renegotiated once Integrity Israel has begun commercialization of its products.  The agreement is terminable by either party on 180 days’ notice, immediately by Integrity Israel with the payment of an amount equal to 180 days of annual salary, or immediately by Integrity Israel for cause (as defined in the agreement) without the payment of severance.  Mr. Gal’s employment agreement contains non-compete and confidentiality provisions effective during the term of the agreement and for one year thereafter.

Pursuant to his employment agreement, in March 2012, Mr. Gal was granted options to purchase 264,778 shares of Common Stock at an exercise price per share $6.25 per share.  Mr. Gal’s options vested (or in the case of clause (iii) below, will vest) in one-third increments upon (i) submission of clinical trials’ results to the Notified Body; (ii) the receipt of CE mark approval; and (iii) the receipt of FDA approval, subject to immediate vesting in the event of a change of control.

Eran Hertz

Eran Hertz entered into an employment agreement with Integrity Israel in November 2013 pursuant to which Mr. Hertz agreed to serve as the Chief Financial Officer of Integrity and Integrity Israel.  Mr. Hertz’s employment agreement provides for an annual base salary of NIS 336,000, or $89,219 based on the exchange rate of 3.766 NIS / $1.00 USD in effect on March 31, 2016, as well as the payment of certain social and insurance benefits and the use of a company car.  The agreement is terminable by either party on 60 days’ notice, immediately by the Subsidiary with the payment of an amount equal to 60 days of annual salary, or immediately by Integrity Israel for cause (as defined in the agreement) without the payment of severance.  Mr. Hertz’s employment agreement contains non-compete obligations applicable during the term of the agreement and for one year thereafter and confidentiality obligations that survive the termination of the Employment Agreement indefinitely.

On September 30, 2014, Mr. Hertz was granted options to purchase 10,000 shares of Common Stock at an exercise price of $7.00 per share.  Such options vested or will vest in 8 equal quarterly installments beginning February 28, 2015.

David Malka

David Malka entered into an employment agreement with Integrity Israel in July 2010 pursuant to which Mr. Malka agreed to continue to serve as the Vice President of Operations of Integrity Israel.  Mr. Malka’s employment agreement provides for an annual salary of NIS 240,000, or approximately $63,728 based on the exchange rate of 3.766 NIS / $1.00 USD in effect on March 31, 2016, and an annual bonus to be determined by the Board of Directors and an additional sum provided that Mr. Malka reaches certain milestones approved by the Board of Directors, as well as the payment of certain social and insurance benefits and the use of a company car.  The agreement also provides that Mr. Malka’s annual salary shall be subject to increase from time to time at the discretion of the Board of Directors.  We expect that Mr. Malka’s bonus formula, as previously determined by the Board of Directors, will be renegotiated once Integrity Israel has begun commercialization of its products.  The agreement is terminable by either party on 90 days’ notice, immediately by Integrity Israel with the payment of an amount equal to 90 days of annual salary, or immediately by Integrity Israel for cause (as defined in the agreement) without the payment of severance.  Mr. Malka’s employment agreement contains non-compete and confidentiality provisions effective during the term of the agreement and for one year thereafter.

Pursuant to his employment agreement, in March 2012, Mr. Malka was granted options to purchase 79,434 shares of Common Stock at an exercise price per share $6.25 per share.  Mr. Malka’s options vested (or in the case of clause (iii) below, will vest) in one-third increments upon (i) submission of clinical trials’ results to the Notified Body; (ii) the receipt of CE mark approval; and (iii) the receipt of FDA approval, subject to immediate vesting in the event of a change of control.

Outstanding Equity Awards as of December 31, 2015

The following table sets forth for each of Integrity’s named executive officers certain information regarding unexercised options as of December 31, 2015.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)		Option Expiration Date
Avner Gal	176,519	88,259	$6.25	(1)	March 11, 2022
Chief Executive Officer

Eran Hertz	5,000	5,000	$7.00	(2)	June 30, 2024
Chief Financial Officer

David Malka	52,956	26,478	$6.25	(3)	March 11, 2022
Executive Vice President of Operations
__________
(1) Mr. Gal’s options vested (or in the case of clause (iii) below, will vest) in one-third increments upon (i) submission of clinical trials’ results to the Notified Body; (ii) the receipt of CE mark approval; and (iii) the receipt of FDA approval, subject to immediate vesting in the event of a change of control.
(2) Mr. Hertz’s options vested or will vest in 8 equal quarterly installments beginning February 28, 2015.
(3) Mr. Malka’s options vested (or in the case of clause (iii) below, will vest) in one-third increments upon (i) submission of clinical trials’ results to the Notified Body; (ii) the receipt of CE mark approval; and (iii) the receipt of FDA approval, subject to immediate vesting in the event of a change of control.

DIRECTOR COMPENSATION

Integrity did not pay any compensation to any of its directors in the year ended December 31, 2015 other than their compensation as employees of Integrity, for those that are employees, which compensation is described above under Executive Compensation.

On March 17, 2016, the Board approved the following compensation for all non-employee directors serving on the Board of Directors:

•
an annual cash payment in the amount of $15,000, payable in four equal quarterly installments of $3,750 each on the last day of each calendar quarter commencing with the second quarter of 2016, subject to the director’s continued service as of each such date; and

•
an annual cash payment to the chairperson of the Nominating and Corporate Governance Committee in the amount of $10,000, payable in four equal quarterly installments of $2,500 each, on the last day of each calendar quarter commencing with the second quarter of 2016, subject to the chairperson’s continued service as of each such date.

In addition, on March 17, 2016, the Board of Directors approved a one-time grant of options to each of Dr. Fischell and, effective upon the commencement of their service on the Board, Mr. Seff and Ms. Strand, to purchase up to an aggregate of 26,666 shares of the Company’s Common Stock, at an exercise price of $4.50 per share, under and pursuant to the Company’s 2010 Incentive Compensation Plan (the “Plan”).  Each director’s option grant will vest in eight equal quarterly increments of 3,333.25 each (subject to the director’s continued service as of each such date) commencing with the second quarter of 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2015 with respect to securities authorized for issuance the Plan, which has been approved by Integrity’s stockholders, as well as securities authorized for issuance under certain compensation arrangements that were not subject to approval by Integrity’s stockholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	413,473	$6.04	96,313 (1)
Equity compensation plans not approved by security holders	932,540 (2)	$6.35	—
Total	1,346,013	$6.135	96,313

(1)
On March 17, 2016, the Board approved an amendment to the Plan to increase the number of shares of the Company’s Common Stock reserved for issuance under the Plan from 529,555 shares to 1,000,000 shares.  The number of securities remaining available for future issuance under equity compensation as of December 31, 2015, as reflected in column (c), does not include the additional securities authorized by such amendment.

(2)
Consists of: (i) warrants to purchase 129,556 shares of Common Stock issuable to Andrew Garrett, Inc., as partial consideration for its services as the placement agent for Integrity’s private placement of 1,295,545 shares of Common Stock completed in July 2011, (ii) warrants to purchase 256,769 shares of Common Stock issued or issuable to Andrew Garrett, Inc., as partial consideration for its services as placement agent for Integrity’s private placement of the Series A Units; (iii) warrants to purchase 439,674 shares of Common Stock issued or issuable to Andrew Garrett, Inc., as partial consideration for its services as placement agent for Integrity’s private placement of the Series B Units; (iv) warrants to purchase 35,743 shares of Common Stock issued pursuant to the anti-dilution provisions of outstanding warrants held by Andrew Garrett, Inc.; (v) options to purchase 17,656 shares of Common Stock issued to the Company’s former investor relations provider, as partial consideration for their services; (vi) options to purchase 21,640 shares of Common Stock issued in consideration of regulatory services and (vii) options to purchase 31,502 shares of Common Stock issued in consideration of finder’s fee.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us regarding the beneficial ownership of shares of Integrity’s Common Stock and Preferred Stock as of April 28, 2016 by: (i) each person known by Integrity to be the beneficial owner of more than 5% of the outstanding shares of Common Stock and/or any series of its Preferred Stock; (ii) each executive officer and director of Integrity; and (iii) all executive officers and directors of Integrity as a group.  In accordance with the rules and regulations of the SEC, in computing the number of shares of Common Stock or Preferred Stock (as applicable) beneficially owned by a person and the percentage ownership of that person, shares issuable through the exercise of any option, warrant or right, through conversion of any security held by that person that are currently exercisable or that are exercisable within 60 days are included.  These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person.  Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all securities that they beneficially own (within the meaning of Rule 13d-3 of the Exchange Act).  Holders of shares of our Preferred Stock are entitled to vote such shares on an as converted to Common Stock basis; the Preferred Stock does not entitle the holders thereof to separate voting rights.  Unless otherwise noted, the address of each stockholder is c/o Integrity Applications, Inc., 19 Ha’Yahalomim Street, P.O. Box 12163, Ashdod Israel L3 7760049.

Name of Beneficial Owner	Class of Security	Number of Shares Beneficially Owned		Percent of Class (1)
Executive Officers and Directors:
Eran Cohen	Common Stock	0		*
Dr. Robert Fischell	Common Stock	40,000		*
Avner Gal	Common Stock	450,507	(2)	7.7%
Eran Hertz	Common Stock	5,000	(3)	*
David Malka	Common Stock	176,651	(4)	3.1%
Angela Strand	Common Stock	0		*
Leslie Seff	Common Stock	0		*
All Executive Officers and Directors as a Group (7 Persons)	Common Stock	672,158		10.8%
Principal Stockholders (Common Stock):
Amos and Daughters Investments and Properties Ltd. (5)	Common Stock	393,714		6.9%
Joel L. Gold (6)	Common Stock	318,432	(7)	6.0%
Vayikra Capital, LLC (8)	Common Stock	581,339	(9)	9.9%
Y.H. Dimri Holdings (10)	Common Stock	1,160,650		21.8%
Principal Stockholders (Series A Preferred Stock):
H. Applebaum Family Trust U/A Dtd 07/17/92 (11)	Series A Preferred Stock	50		13.3%
Chunlin Chiang	Series A Preferred Stock	100		26.6%
James H. Smith	Series A Preferred Stock	100		26.6%
Principal Stockholders (Series C Preferred Stock):
Alexander and James Goren (12)	Series C Preferred Stock	408		16.4%
David Moore (13)	Series C Preferred Stock	150		6.0%
The Robert Family Trust (14)	Series C Preferred Stock	200		8.0%
Dr. James J. Shen and Louise L. Shen (15)	Series C Preferred Stock	440		17.7
Bernard Siskin	Series C Preferred Stock	250		10.0%
______________
(1)
Common stock percentages are based on 5,690,097 shares of Common Stock outstanding as of April 28, 2019.  Series A Preferred Stock percentages are based on 376 shares of Series A Preferred Stock outstanding as of April 28, 2019.  Series C Preferred Stock percentages are based on 2,484 shares of Series C Preferred Stock outstanding as of April 28, 2019.

(2)	Includes 176,518 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days.
(3)	Consists of shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days.
(4)	Includes 52,956 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days.
(5)
The address of Amos and Daughters Investments and Properties Ltd. is Shekel House, 111 Arlozorov St. Tel-Aviv 61216 Israel.  Eri Steimatzky has voting and investment control over the shares held by Amos and Daughters Investments and Properties Ltd.

(6)	The address of Joel L. Gold is 874 East 9th Street, Brooklyn, NY 11230.
(7)	Includes 218,280 shares held by relatives and affiliates of Mr. Gold.

(8)	The address of Vayikra Capital, LLC is 1 Farmstead Road, Short Hills NJ, 07078. Philip M. Darivoff has voting and investment control over the shares held by Vayikra Capital, LLC.
(9)
Includes 144,445 shares of Common Stock issuable upon the conversion of shares of Series B Preferred Stock which are convertible within 60 days and 37,577 shares of Common Stock issuable upon the exercise of Series B-1 Warrants which are exercisable within 60 days.  Excludes 251,313 shares of Common Stock issuable upon the exercise of Series B-1 and Series B-2 Warrants not convertible within 60 days.  The conversion of such Series B-1 and Series B-2 Warrants is limited by the beneficial ownership limitation included in Vayikra Capital, LLC’s Series B-1 and Series B-2 Warrants which provides that Vayikra Capital, LLC will not be permitted to exercise such warrants if such conversion would cause such holder to beneficially own more than 9.99% of the outstanding number of shares of our Common Stock outstanding after giving effect to such conversion.

(10)
The address of Y.H. Dimri Holdings is 1 Jerusalem St. Netivot, 87710 Israel.  Y.H. Dimri is entitled to these subject to the fulfillment of certain requirements.  Yigal Dimri has voting and investment control over the shares held by Y.H. Dimri Holdings.

(11)	Howard Applebaum has voting and investment control over the shares held by the H Applebaum Family Trust U/A Dtd 07/17/92.
(12)
Consists of 180 shares held by Goren Brothers LP and 228 shares held by JAG Multi Investments LLC.  Alexander Goren and James Goren have voting and investment control over the shares held by Goren Brothers LP and JAG Multi Investments LLC.

(13)
Consists of 100 shares held by the Moore Family Trust and 50 shares held by RBC CAPITAL MARKETS LLC CUSTODIAN FBO David Moore IRA.  David Moore has voting and investment control over the shares held by the Moore Family Trust and by RBC CAPITAL MARKETS LLC CUSTODIAN FBO David Moore IRA.

(14)	Michael C. Robert and Patricia R. Ochoa have voting and investment control over the shares held by The Robert Trust.
(15)
Consists of 340 shares held in the Dr. James Shen MDPC 401(k) PSPS UAD 1994 and 100 shares held Dr. James J. Shen and Louise L. Shen as joint tenants with right of survivorship.  Dr. James J. Shen and Louise L. Shen have voting and investment control over the shares held in the 401(k) and as joint tenants.

Changes in Control

There are no arrangements known to the Company the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Except as set forth below, Integrity is not aware of any transactions since the beginning of its last fiscal year or any proposed transactions in which Integrity was or is a party, in which (1) the amount involved exceeded the lesser of $120,000 or 1% of the average of Integrity’s total assets at year end for the last two completed fiscal years and (2) in which a director, director nominee, executive officer, holder of more than 5% of Integrity’s Common Stock or Preferred Stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On March 11, 2015 the arbitrator in the previously disclosed arbitration proceeding among Integrity Israel, Avner Gal (our Chairman and Chief Executive Officer), David Malka (our director and Executive Vice President of Operations), Zvi Cohen (at such time, one of our directors), Ilana Freger and Alexander Raykhman, as defendants, and Y.H. Dimri Holdings (2001) Ltd. (“Dimri”), as plaintiff, issued a binding arbitration decision (the “Arbitration Decision”) which documents the parties’ negotiated settlement of such arbitration.  Pursuant to the terms of the Arbitration Decision, (1) Avner Gal, David Malka, Zvi Cohen, Ilana Freger and Alexander Raykhman transferred to Dimri, on March 18, 2015, an aggregate of 440,652 shares of the Company’s outstanding Common Stock held collectively by such shareholders, (2) Integrity Israel (A) paid to Dimri on March 23, 2015, NIS 1,767,674 ($439,939 based on the exchange rate of 4.018 NIS:$1 as of March 23, 2015), as repayment in full of the outstanding principal amount under the Investment Agreement dated February 18, 2003 (the “Investment Agreement”), among Integrity Israel, Avner Gal, Zvi Cohen, David Malka, David Freger and Yigal Dimri, as adjusted for changes in the Israeli consumer price index since the date on which the loan was made, and (B) paid to Dimri on April 30, 2015, NIS 316,100 ($81,870 based on the exchange rate of 3.861 NIS:$1 as of April 30, 2015), as partial reimbursement of Dimri’s attorney’s fees in the arbitration. The Company accrued for the fee reimbursement obligation as part of professional fees within selling, marketing and general and administrative expenses included in its results of operations for the fiscal year ended December 31, 2014. As of December 31, 2015 such amount was fully paid.  Following the completion of the abovementioned transfers and payments, pursuant to the Arbitration Decision, Integrity Israel, the Company and the other defendants in the arbitration were released from any legal claim by Yigal Dimri, the principal shareholder of Dimri, and any other companies under his control in respect of the subject matter of the arbitration, including the shareholder loan granted under and any claim of anti-dilution rights under the Investment Agreement, and Mr. Dimri and all companies under his control were released from any legal claim by Integrity Israel, the Company and the other defendants in the arbitration in respect of the subject matter of the arbitration.

Director Independence

Integrity is not currently listed on any national securities exchange.  As a result, Integrity is not subject to the requirements of any securities exchange providing that a majority of the Board of Directors must be comprised of independent directors.  Nevertheless, the Board of Directors has applied the independence rules of the NYSE MKT to determine the independence of its directors.  The independence rules of the NYSE MKT include a series of objective tests, including that an “independent” person will not be employed by Integrity and will not be engaged in various types of business dealings with Integrity.  Applying these rules and based on representations from the directors with respect to their independence thereunder, the Board of Directors has determined that, other than Avner Gal and David Malka, each of the current members of Integrity’s Board of Directors is independent and, therefore, a majority of the members of the Board of Directors are independent directors.

Item 14. Principal Accounting Fees and Services.

Audit Fees

Fees for services rendered by Fahn Kanne & Co. (“Fahn Kanne”) for professional services rendered for the 2015 and 2014 audit of our annual financial statements, review of financial statements included in quarterly reports on Form 10-Q in 2015 and 2014 and out of pocket expenses, totaled approximately $24,815 and $26,440 for 2015 and 2014, respectively.

Audit-Related Fees

Integrity did not pay Fahn Kanne any fees in 2015 or 2014 for assurance and related services reasonably related to the performance of the audit or review of the Integrity’s financial statements.

Tax Fees

Fees for services rendered by Fahn Kanne in 2015 and 2014 for tax compliance, tax advice, and tax planning services totaled approximately $3,858 and $4,175 for 2015 and 2014, respectively.

All Other Fees

Integrity did not pay any other fees to Fahn Kanne in 2015 or 2014.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board of Directors is solely responsible for the pre-approval of all audit and non-audit services to be provided by the independent accountants. The Audit Committee approved all of the fees paid to Fahn Kanne for the years ended December 31, 2015 and 2014.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1)	Financial Statements have been omitted because the required information was filed with our Original Filing.

(2)
All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto which was filed with our Original Filing, or the omitted schedules are not applicable.

(3)	Exhibits.

Exhibit Number	Description
2.1	Merger Agreement and Plan of Reorganization, dated as of May 25, 2010, by and among Integrity Applications, Inc., Integrity Acquisition Ltd. and A.D. Integrity Applications Ltd. (1)
3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
3.3	Certificate of Designation of Preferences and Rights of Series A 5% Convertible Preferred Stock (2)
3.4	Bylaws of Integrity Applications, Inc. (1)
3.5	Certificate of Designation of Preferences and Rights of Series B 5.5% Convertible Preferred Stock (3)
4.1	Specimen Certificate Evidencing Shares of Common Stock (1)
4.2	Form of Common Stock Purchase Warrant (1)
4.3	Form of Series A Securities Purchase Agreement (2)
4.4	Form of Series A Common Stock Purchase Warrant (2)
4.5	Form of Series A Registration Rights Agreement (2)
4.6	Form of Series B Securities Purchase Agreement (3)
4.7	Form of Series B-1 Common Stock Purchase Warrant (3)
4.8	Form of Series B-2 Common Stock Purchase Warrant (3)
4.9	Form of Series B Registration Rights Agreement (3)
10.1*	Integrity Applications, Inc. 2010 Incentive Compensation Plan (1)
10.2*	Form of Director and Officer Indemnification Agreement (1)
10.3*	Personal Employment Agreement, dated as of July 22, 2009, between A.D. Integrity Applications Ltd. and Avner Gal (1)
10.4*	Personal Employment Agreement, dated as of July 22, 2010, between A.D. Integrity Applications Ltd. and David Malka (1)
10.5	Irrevocable Undertaking of Indemnification, dated as of July 26, 2010, by and among Integrity Applications, Inc., Avner Gal, Zvi Cohen, Ilana Freger, David Malka and Alexander Raykhman (1)
10.6	Agreement, dated as of November 1, 2005 by and between A.D. Integrity Applications Ltd. and Diabeasy Diabeasy cc. (4)
10.7	Agreement, dated as of October 2, 2005, by and between Technology Transfer Group and Integrity Applications Ltd. (1)
10.8*	Form of Stock Option Agreement (1)
10.9*	Form of Stock Option Agreement (ESOP) (1)
10.10	Letter of Approval, addressed to Integrity Applications Ltd. from the Ministry of Industry, Trade and Employment of the State of Israel (5)
10.11	Letter of Undertaking, addressed to the Ministry of Industry, Trade and Employment of the State of Israel - Office of the Chief Scientist from Integrity Applications Ltd. (6)
10.12	Investment Agreement, dated March 16, 2004, by and among A.D. Integrity Applications Ltd., Yitzhak Fisher, Asher Kugler and Nir Tarlovsky (4)

Exhibit Number	Description
10.13*	Personal Employment Agreement, dated as of October 22, 2013, between A.D. Integrity Applications Ltd. and Eran Hertz. (7)
21.1	Subsidiaries of Integrity Applications, Inc. (1)
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (8)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (8)
101.INS	XBRL Instance Document (8) (9)
101.SCH	XBRL Schema Document (8) (9)
101.CAL	XBRL Calculation Linkbase Document (8) (9)
101.LAB	XBRL Label Linkbase Document (8) (9)
101.PRE	XBRL Presentation Linkbase Document (8) (9)
101.DEF	XBRL Definition Linkbase Document (8) (9)
——————————-
(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on August 22, 2011.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 18, 2013.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on September 5, 2014.

(4)	Previously filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1, as filed with the SEC on October 27, 2011.

(5)	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1, as filed with the SEC on November 10, 2011.

(6)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1, as filed with the SEC on October 7, 2011

(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on March 28, 2014.

(8)	Previously filed as an exhibit to the Original Filing.

(9)
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

*       Compensation Plan or Arrangement or Management Contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of April 2016.

INTEGIRTY APPLICATIONS, INC.

By:	/s/ Avner Gal
Name: Avner Gal
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amendment to the report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Avner Gal	Chairman of the Board and Chief Executive Officer	April 29, 2016
Avner Gal	(Principal Executive Officer)

/s/ Eran Hertz	Chief Financial Officer	April 29, 2016
Eran Hertz	(Principal Financial Officer and Principal Accounting Officer)

/s / Dr. Robert Fischell	Director	April 29, 2016
Dr. Robert Fischell

/s/ David Malka	Director and Executive Vice President of	April 29, 2016
David Malka	Operations

/s/ Angela Strand	Director	April 29, 2016
Angela Strand

/s/ Leslie Seff	Director	April 29, 2016
Leslie Seff