Form 10-Q
period 2016-03-31
Integrity Applications, Inc.
filed 2016-05-16
CIK 1506983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

or

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

Yes ☐    No ☒

As of May 16, 2016, 5,690,097 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

INTEGRITY APPLICATIONS, INC.

INTEGRITY APPLICATIONS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
CONDENSED CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	March 31,	December 31,
	2016	2015
	(unaudited)
A S S E T S
Current Assets
Cash and cash equivalents	131,401	608,701
Accounts receivable, net	36,910	18,446
Inventories	800,314	816,223
Other current assets	120,342	268,792
Total current assets	1,088,967	1,712,162

Property and Equipment, Net	241,032	220,463

Long-Term Restricted Cash	36,421	35,152

Funds in Respect of Employee Rights Upon Retirement	170,836	164,883
Total assets	1,537,256	2,132,660
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Credit from banking institutes	28,186	-
Accounts payable	1,395,517	1,082,546
Other current liabilities	776,754	427,886
Total current liabilities	2,200,457	1,510,432

Long-Term Liabilities
Long-Term Loans from Stockholders	164,596	160,314
Liability for Employee Rights Upon Retirement	180,426	174,137
Warrants with down-round protection	278,185	321,695
Total long-term liabilities	623,207	656,146

Total liabilities	2,823,664	2,166,578
Commitments and Contingent Liabilities
Temporary Equity
Convertible Preferred Stock of $ 0.001 par value ("Preferred Stock"):
10,000,000 shares of Preferred Stock authorized as of March 31, 2016 and December 31, 2015
376 shares of Series A Preferred Stock issued and outstanding as of March 31, 2016 and December 31, 2015	221,152	221,152
15,031 shares of Series B Preferred Stock issued and outstanding as of March 31, 2016 and December 31, 2015	6,715,844	6,715,844
Total temporary equity	6,936,996	6,936,996
Stockholders' Deficit
Common Stock of $ 0.001 par value ("Common Stock"):
40,000,000 shares authorized as of March 31, 2016 and December 31, 2015; 5,690,097 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	5,691	5,691
Additional paid in capital	22,433,512	22,309,742
Accumulated other comprehensive income	68,192	90,168
Accumulated deficit	(30,730,799)	(29,376,515)
Total stockholders' deficit	(8,223,404)	(6,970,914)
Total liabilities, temporary equity and stockholders’ deficit	1,537,256	2,132,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)
	Three month period ended March 31,
	2016	2015
	(unaudited)
Revenues	89,147	75,825

Research and development expenses	650,700	478,325
Selling, marketing and general and administrative expenses	702,844	478,197
Total operating expenses	1,353,544	956,522
Operating loss	1,264,397	880,697
Financing (income) expenses, net	(37,633)	653,834
Loss for the period	1,226,764	1,534,531
Other comprehensive (income) loss:
Foreign currency translation adjustment	21,976	41,663

Comprehensive loss for the period	1,248,740	1,576,194

Loss per share (Basic and Diluted)	0.24	0.31
Common shares used in computing loss per share (Basic and Diluted)	5,690,097	5,323,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	US dollars (except share data)
	(unaudited)
	Common Stock			Accumulated other		Total
	Number of shares	Amount	Additional paid in capital	comprehensive income	Accumulated deficit	Stockholders’ deficit

Balance as of January 1, 2016	5,690,097	5,691	22,309,742	90,168	(29,376,515)	(6,970,914)
Loss for the period of three months	-	-	-	-	(1,226,764)	(1,226,764)
Other comprehensive loss	-	-	-	(21,976)	-	(21,976)
Accrued stock dividend on Series B Preferred Stock (*)	-	-	122,820	-	(122,820)	-
Accrued cash dividend on Series A Preferred Stock (*)	-	-	-	-	(4,700)	(4,700)
Stock-based compensation	-	-	950	-	-	950
Balance as of March 31, 2016	5,690,097	5,691	22,433,512	68,192	(30,730,799)	(8,223,404)

(*)
During the three month period ended March 31, 2016, the Company accrued a cash dividend in the amount of $4,700, in the aggregate, to be paid to holders of its Series A Preferred Stock and a stock dividend in the amount of $122,820, in the aggregate, representing the fair value of the shares of Common Stock to be issued to owners of Series B Preferred Stock, in lieu of cash dividends. The Company will pay such dividends, plus interest at a rate of 9% per annum, on or prior to June 30, 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Three month period ended March 31,
	2016	2015
	(unaudited)
Cash flows from operating activities:
Loss for the period	(1,226,764)	(1,534,531)
Adjustments to reconcile income (loss) for the period to net cash used in operating activities:
Depreciation	11,704	8,770
Stock-based compensation	950	7,131
Change in the fair value of Warrants with down-round protection	(43,510)	(65,770)
Linkage difference on principal of loans from stockholders	(1,464)	(3,680)
Loss on partial extinguishment of Series A Preferred Stock and Series A Warrants	-	773,297
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(17,294)	18,759
Decrease in inventory	44,101	6,574
Decrease (increase) in other current assets	152,969	(340)
Increase in accounts payable	269,474	118,838
Increase in other current liabilities	323,453	75,539
Net cash used in operating activities	(486,381)	(595,413)

Cash flows from investing activities:
Purchase of property and equipment	(23,955)	(12,105)
Net cash used in investing activities	(23,955)	(12,105)

Cash flows from financing activities
Credit from banking institutes	27,388	-
Cash dividend on Series A Preferred Stock	-	(20,514)
Repayment of loan from stockholders	-	(439,939)
Net cash provided by (used in) financing activities	27,388	(460,453)
Effect of exchange rate changes on cash and cash equivalents	5,648	(64,320)
Decrease in cash and cash equivalents	(477,300)	(1,132,291)
Cash and cash equivalents at beginning of the period	608,701	5,827,560
Cash and cash equivalents at end of the period	131,401	4,695,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

Supplementary information on financing activities not involving cash flows:

During the three month period ended March 31, 2016, the Company accrued a cash dividend in the amount of $4,700, in the aggregate, to be paid to holders of its Series A Preferred Stock and a stock dividend in the amount of $122,820, in the aggregate, representing the fair value of the shares of Common Stock to be issued to owners of Series B Preferred Stock, in lieu of cash dividends. The Company will pay such dividends, plus interest at a rate of 9% per annum, on or prior to June 30, 2016.

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

Since its incorporation, the Company did not conduct any material operations other than those carried out by Integrity Israel.  The development and commercialization of Integrity Israel's product is expected to require substantial expenditures.  Integrity Israel and the Company (collectively, the "Group") have not yet generated any material revenues from operations, and therefore they are dependent upon external sources for financing their operations. As of March 31, 2016, the Group has incurred accumulated deficit of $30,730,799, stockholders’ deficit of $8,223,404 and negative operating cash flows.  These factors raise substantial doubt about the Group’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  During 2012, the Company raised a total amount of approximately $1.0 million (net of related expenses) from the issuance of Common Stock. During 2013, the Company raised funds in an approximate amount of $5.3 million (net of related cash expenses) from the issuance of units (the “Series A Units”) consisting of shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and detachable warrants to purchase shares of the Company’s Common Stock (the “Series A Warrants” or “Warrants with down round protection”).  During the period between August and December of 2014, the Company raised funds in an aggregate amount of approximately $7.3 million (net of related cash expenses) from the issuance of units (the “Series B Units”), each consisting of (a) one share of the Company’s newly designated Series B 5.5% Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), convertible into Common Stock at an initial conversion price of $5.80 per share, (b) a five year warrant to purchase, at an exercise price of $5.80 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series B Preferred Stock (each a “Series B-1 Warrant”) and (c) a five year warrant to purchase, at an exercise price of $10.00 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series B Preferred Stock (each a “Series B-2 Warrant” and, together with the Series B-1 Warrants, collectively, the “Series B Warrants”).  In April 2016, the Company raised funds in an aggregate amount of approximately $2.2 million (net of related cash expenses) through the issuance of Series C Units, as described in further detail in Note 3.

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

D.	Use of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to (i) the fair value estimate of the Warrants with down-round protection, and (ii) the going concern assumptions.

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of presentation

Accounting Principles

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature.

The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any future period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

B.	Warrants with down-round protection

The Company has determined its derivative warrant liability with respect to the Series A Warrants and warrants issued to AGI as part of the Series A Unit offering completed in 2012 to be a Level 3 fair value measurement and has used the Binomial pricing model to calculate its fair value. Because the warrants contain a down round protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations.  The key inputs used in the fair value calculations were as follows:

The changes in the fair value of the Level 3 liability are as follows (in US dollars):

	Series A Warrants
	March 31,
	2016	2015

Balance, Beginning of the period	321,695	2,057,618
Exchange of Series A Warrants pursuant to the “most favored nation” provision	-	(1,014,471)
Change in fair value of Series A Warrants	(43,510)	(65,770)
Balance, End of period	278,185	977,377

The key inputs used in the fair value calculations were as follows:

	March 31,
	2016	2015
Dividend yield (%)	-	-
Expected volatility (%) (*)	62.16	105.14
Risk free interest rate (%)	1.08	0.89
Expected term of options (years) (**)	3.20	2.95
Exercise price (US dollars)	5.80	5.80
Share price (US dollars) (***)	2.38	2.31
Fair value (US dollars)	0.71	1.06

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

(***)
The Common Stock price, per share reflects the Company’s management’s estimation of the fair value per share of Common Stock as of March 31, 2016 and 2015. In reaching its estimation for such periods, management considered, among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series B Units and the Series C Units (See Note 3).

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

C.	Recently issued accounting pronouncements

1.	Accounting Standard Update 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity”

Effective January 1, 2016, the Group adopted Accounting Standard Update 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity ("ASU 2014-16").

The amendments in ASU 2014-16 clarify how U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weigh those terms and features. The assessment of the substance of the relevant terms and features should incorporate a consideration of the characteristics of the terms and features themselves; the circumstances under which the hybrid financial instrument was issued or acquired; and the potential outcomes of the hybrid financial instrument, as well as the likelihood of those potential outcomes.

The amendments in ASU 2014-16 apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share.

The effects of initially adopting the amendments in ASU 2014-16 were required to be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective (However, retrospective application was permitted to all relevant prior periods).

Management analyzed the economic characteristics and risks of the Series A Preferred Stock and the Series B Preferred Stock (including the embedded conversion feature of each) in accordance with the provisions of ASU 2014-16 and determined that such instruments are considered as more akin to equity than debt. Accordingly, it was determined that the economic characteristics and the risks of the embedded conversion option to Common Stock and those of the Preferred Stock themselves (the 'host contract') are clearly and closely related and accordingly, the embedded conversion feature was not required to be bifurcated. As a result of the above determination, ASU 2014-16 did not impact the classification of the Series A Preferred Stock or the Series B Preferred Stock.

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

An entity should apply the amendments in ASU 2014-09 using one of the following two methods: 1. Retrospectively to each prior reporting period presented with a possibility to elect certain practical expedients, or, 2. Retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. If an entity elects the latter transition method, it also should provide certain additional disclosures.

During 2016, the FASB issued several ASU that focus on certain implementation issues of the new revenue recognition guidance including Narrow-Scope Improvements and Practical Expedients, Principal versus Agent Considerations and Identifying Performance Obligations and Licensing.

For a public entity, the amendments in ASU 2014-09 (including the amendments introduced through recent ASU's) are effective for annual reporting periods beginning after December 15, 2016, including interim periods within the first annual reporting period (the first quarter of fiscal year 2017 for the Company). Early application is not permitted.

The Company is in the process of assessing the impact, if any, of ASU 2014-09 (including the amendments introduced through recent ASUs) on its consolidated financial statements.

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

ASU 2014-15 provides guidance on management’s responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable).

ASU 2014-15 also provides guidance related to the required disclosures as a result of management’s evaluation.

The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Due to the current state of the Company and the existing uncertainty regarding its ability to continue as a going concern, management does not believe that the provisions of ASU 2014-15 will have a significant effect on its evaluation of the Company’s ability to continue as a going concern. However, management is currently considering if additional disclosures will be required as a result of ASU 2014-15.

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

For a public entity, the amendments in ASU 2015-11 are effective, in a prospective manner, for annual reporting periods beginning after December 15, 2016, including interim periods within the first such annual reporting period (the first quarter of fiscal year 2017 for the Company). Early adoption is permitted as of the beginning of an interim or annual reporting period.

The Company is in the process of assessing the impact, if any, of ASU 2015-11 on its consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3	–	RECENT EVENTS

A.
During February 2016, the Company entered into an Advisory Agreement with Andrew Garrett, Inc., (“AGI”), pursuant to which the Company retained AGI on a non-exclusive basis to provide certain advisory services to the Company. As consideration for such services, the Company extended through December 31, 2019, the expiration date of 422,077 warrants issued to AGI and/or its designees in connection with Company’s common stock offering completed in 2010 and the Series A Unit offering completed in 2012. The Advisory Agreement had an initial term of six months, subject to automatic renewal for additional 30 day terms unless terminated by either party with 30 days written notice.  The abovementioned change in the terms of the warrants did not have a material effect on the Company’s results of its operations. In April 2016, the Company and AGI amended that Advisory Agreement to extend the term of the Advisory Agreement for an additional six months.  In consideration for such extension, the Company agreed to amend the 439,674 warrants issued to AGI and/or its designees in connection with the Series B Unit offering to include full-ratchet anti-dilution protection. As a result of the inclusion of anti-dilution protection, the Company expects that during the three month period ending June 30, 2016 it will classify approximately $600,000 representing the fair market value at the date of issuance of the 439,674 warrants issued to AGI out of stockholders deficit and present them as Warrants with down round protection within long-term liabilities.

B.
During April 2016, the Company raised funds in an aggregate amount of approximately $2.2 million (net of related cash expenses) from the issuance in two separate closings of 2,484 units (the “Series C Units”), each consisting of (a) one share of the Company’s newly designated Series C 5.5% Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), convertible into Common Stock at an initial conversion price of $4.50 per share, (b) a five year warrant to purchase, at an exercise price of $4.50 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series C Preferred Stock (each a “Series C-1 Warrant”) and (c) a five year warrant to purchase, at an exercise price of $7.75 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series C Preferred Stock (each a “Series C-2 Warrant” and, together with the Series C-1 Warrants, collectively, the “Series C Warrants”). As of May 16, 2016, the shares of Preferred Stock comprising the Series C Units are convertible into an aggregate of 552,010 shares of Common Stock, and the Series C Warrants comprising the Series C Units are exercisable for an aggregate of 1,104,020 shares of Common Stock, in each case subject to adjustment as described below.

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with AGI, at the initial closing of the sale of the Series C Units the Company paid AGI, as a commission, an amount equal to 6% of the aggregate sales price of the Series C Units, plus 4% of the aggregate sales price as a management fee plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series C Units. At the second closing of the sale of the Series C Units, the Company paid AGI, as a commission, an amount equal to 10% of the aggregate sales price of the Series C Units, plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series C Units. In addition, pursuant to the Placement Agent Agreement, the Company is required to issue to AGI: (a) 5 year warrants to purchase up to 110,403 shares of Common Stock at an exercise price of $4.50 per share and (b) 5 year warrants to purchase up to 55,201 shares of Common Stock at an exercise price of $7.75 per share. The terms of such warrants will be substantially similar to the Series C Warrants except that the warrants issued to AGI will also be exercisable on a cashless basis and will include full ratchet anti-dilution protection.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3	–	RECENT EVENTS (Cont.)

Subject to certain ownership limitations described below, the Series C Preferred Stock is convertible at the option of the holder at any time and from time to time into shares of Common Stock at a conversion price of $4.50 per share (calculated by dividing the stated value per share of Preferred Stock, which is initially $1,000, by the conversion price per share). The conversion price of the Series C Preferred Stock is subject to adjustment for certain issuances of Common Stock or other securities of the Company at an effective price per share that is lower than the conversion price then in effect, as well as for stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. In addition, the holders of Preferred Stock will be entitled to receive any securities or rights to acquire securities or property granted or issued by the Company pro rata to the holders of Common Stock to the same extent as if such holders had converted all of their shares of Series C Preferred Stock prior to such distribution. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations of the Company, the holders of Series C Preferred Stock will be entitled to receive, upon conversion of their shares of Series C Preferred Stock, any securities or other consideration received by the holders of the Common Stock pursuant to the fundamental transaction.

Holders of Series C Preferred Stock are entitled to receive cumulative dividends at a rate of 5.5% per annum, based on the stated value per share of Series C Preferred Stock. Dividends on the Series C Preferred Stock are payable quarterly on March 31, June 30, September 30 and December 31 of each year, beginning on June 30, 2016, and on each conversion date (with respect to the shares of Preferred Stock being converted). For so long as required under the terms of the Certificate of Designations for the Company’s outstanding Series A Preferred Stock or Series B Preferred Stock, dividends will be payable only in shares of Common Stock. Thereafter, dividends on the Series C Preferred Stock will be payable, at the option of the Company, in cash and/or, if certain conditions are satisfied, shares of Common Stock or a combination of both. Shares of Common Stock issued as payment of dividends will be valued at the lower of (a) the then current conversion price of the Series C Preferred Stock or (b) the average of the volume weighted average price for the Common Stock on the principal trading market therefor for the 10 trading days immediately prior to the applicable dividend payment date. The Company will incur a late fee of 9% per annum, payable in cash, on dividends that are not paid within three trading days of the applicable dividend payment date.

Subject to any limitations under the terms of the Certificate of Designations for the Company’s outstanding Series A Preferred Stock or Series B Preferred Stock, the Company may become obligated to redeem the Series C Preferred Stock in cash upon the occurrence of certain triggering events, including, among others, a material breach by the Company of certain contractual obligations to the holders of the Series C Preferred Stock, the occurrence of a change in control of the Company, the occurrence of certain insolvency events relating to the Company, or the failure of the Common Stock to continue to be listed or quoted for trading on one or more specified United States securities exchanges or a regulated quotation service. In addition, upon the occurrence of certain triggering events, each holder of Series C Preferred Stock will have the option to require the Company to redeem such holder’s shares of Preferred Stock for a redemption price payable in shares of Common Stock or receive an increased dividend rate of 9% on all of such holder’s outstanding Series C Preferred Stock.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3	–	RECENT EVENTS (Cont.)

Subject to certain conditions contained in the Certificate of Designations, Preferences and Rights relating to the Series C Preferred Stock (the “Certificate of Designations”), the Company will have the option to force the conversion of the Series C Preferred Stock (in whole or in part) if (a) the volume weighted average price for the Common Stock on its principal trading market exceeds $7.00 for each of any 20 trading days during any 30 consecutive trading day period and the average daily dollar trading value for the Common Stock during such 30 day period exceeds $50,000 or (b) the Company receives approval to list the Common Stock on a national securities exchange.

Subject to certain exceptions contained in the Certificate of Designations, if the Company fails to timely deliver certificates for shares of Common Stock issuable upon conversion of the Series C Preferred Stock (the “Conversion Shares”) and, as a result, the holder is required by its brokerage firm to purchase shares of Common Stock to deliver in satisfaction of a sale by such holder of the Conversion Shares (a “Buy-In”), the Company will be required to: (a) pay the converting holder in cash an amount equal to the amount, if any, by which such holder’s total purchase price (including any brokerage commissions) for the shares of Common Stock so purchased exceeds the product of (i) the aggregate number of Conversion Shares due to the holder, multiplied by (ii) the actual sale price at which the sell order giving rise to such purchase obligation was executed (including any brokerage commissions); and (b) at the option of such holder, either reissue (if surrendered) the shares of Series C Preferred Stock equal to the number of shares of Series C Preferred Stock submitted for conversion (in which case, such conversion will be deemed rescinded) or deliver to such holder the number of shares of Common Stock that would have been issued if the Company had timely complied with its delivery requirements. In addition, the Company will be required to pay partial liquidated damages of $10 for each $1,000 of stated value of any shares of Series C Preferred Stock which have been converted by a holder and in respect of which the Company fails to deliver Conversion Shares by the fifth trading day following the applicable conversion date and the Company will continue to pay such partial liquidated damages for each trading day after such eighth trading day until such certificates are delivered or the holder rescinds such conversion.

As long as at least 35% of the originally issued shares of Series C Preferred Stock are outstanding, without the written consent of the holders of a majority in stated value of the outstanding Series C Preferred Stock, the Company will not be permitted to, among other things, incur indebtedness or liens not permitted under the Certificate of Designations; repay, repurchase, pay dividends on or otherwise make distributions in respect of any shares of Common Stock or other securities junior to the Series C Preferred Stock; enter into certain transactions with affiliates of the Company; or enter into any agreement with respect to the foregoing.

Subject to the beneficial ownership limitation described below, holders of Series C Preferred Stock will vote together with the holders of Common Stock and Series A Preferred Stock and Series B Preferred Stock on an as-converted basis. Holders will not be permitted to convert their Series C Preferred Stock if such conversion would cause such holder to beneficially own more than 4.99% of the outstanding Common Stock (subject to increase to 9.99%, at the option of the holder, upon no less than 61 days prior written notice to the Company) (the “Beneficial Ownership Limitation”). In addition, no holder may vote any shares of Series C Preferred Stock (on an as-converted to Common Stock basis) in excess of the Beneficial Ownership Limitation.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3	–	RECENT EVENTS (Cont.)

Subject to certain limitations, so long as any Purchaser holds any shares of Series C Preferred Stock, if (a) the Company sells any shares of Common Stock or other securities convertible into, or rights to acquire, Common Stock and (b) a Purchaser then holding Series C Preferred Stock, Warrants, Conversion Shares or Warrant Shares (defined below) reasonably believes that any of the terms and conditions appurtenant to such issuance or sale are more favorable to the purchaser in such subsequent sale of securities than are the terms and conditions granted to such Purchaser after taking into account all of the terms and conditions of the terms granted to the Purchasers under the Purchase Agreement and the terms granted in such subsequent issuance or sale, including all of the components of the Series C Units and of the securities or units involved in such subsequent issuance or sale, then the Purchaser will be permitted to require the Company to amend the terms of this transaction (only with respect to such Purchaser) so as to match the terms of the subsequent issuance (including, for the avoidance of doubt, any terms and provisions that are or may be less favorable to such Purchaser).

The Series C Warrants have a five-year term commencing on their respective issuance dates. Until the end of the applicable term, each Series C Warrant will be exercisable at any time and from time to time at an exercise price of $4.50 per share (with respect to the Series C-1 Warrants) or $7.75 per share (with respect to the Series C-2 Warrants). The Series C Warrants contain adjustment provisions substantially similar to those to the adjustment provisions of the Series C Preferred Stock as described above, except that the Series C Warrants do not include dilution protection for issuances of securities at an effective price per share lower than the conversion price of such Series C Warrants. In addition, the Series C Warrants provide for protection for a Buy-In on substantially the same terms as described above with respect to the Series C Preferred Stock. No holder may exercise its Series C Warrants in excess of the Beneficial Ownership Limitation.

As a result of the initial issuance and sale of the Series C Units, pursuant to the terms of the Series A Warrants, on April 8, 2016, the exercise price per share of the Series A Warrants decreased from $5.80 per share to $4.50 per share and the number of shares of Common Stock issuable upon exercise of each of the Series A Warrants, in the aggregate, increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, will be equal to the aggregate exercise price prior to such adjustment. Also as a result of the initial issuance and sale of the Series C Units, pursuant to the terms of the certificates of designations for the Series A Preferred Stock and Series B Preferred Stock, on April 8, 2016, the conversion price per share of Series A Preferred Stock and Series B Preferred Stock decreased to $4.50 per share.

The Company is in the process of evaluating the impact, of the issuance of the Series C Units on its financial statements.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 4	–	INVENTORIES

	US dollars
	March 31,	December 31,
	2016	2015
	(unaudited)

Raw materials	205,324	205,645
Work in process	536,208	551,111
Finished products	58,782	59,467
	800,314	816,223

NOTE 5	–	FINANCING (INCOME) EXPENSES, NET

	US dollars
	Three month period ended March 31,
	2016	2015
	(unaudited)
Israeli CPI linkage difference on principal of loans from stockholders	(1,464)	(3,680)
Exchange rate differences	4,915	(52,603)
Change in fair value of Warrants with down round protection	(43,510)	(65,770)
Interest expenses on credit from banks and other	2,426	2,590
Loss on partial extinguishment of Series A Preferred Stock and Series A Warrants	-	773,297
	(37,633)	653,834

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 6	–	LOSS PER SHARE

In periods of net loss, basic loss per share is computed by dividing net loss for the period after consideration of the effect of dividend on preferred stock by the weighted average number of shares outstanding during the period.

The loss and the weighted average number of shares used in computing basic and diluted loss per share for the three month periods ended March 31, 2016 and 2015 are as follows:

	US dollars
	Three month period ended March 31,
	2016	2015
	(unaudited)
Loss for the period	1,226,764	1,534,531
Cash dividend on Series A Preferred Stock	4,700	20,514
Stock dividend on Series B Preferred Stock	122,820	83,237
Loss for the period attributable to common stockholders	1,354,284	1,638,282

	Number of shares
	Three month period ended March 31,
	2016	2015
	(unaudited)
Number of shares:
Weighted average number of shares used in the computation of basic and diluted earnings per share	5,690,097	5,323,459

Total weighted average number of common shares related to outstanding convertible preferred stock, options and warrants excluded from the calculations of diluted loss per share (*)	9,462,671	9,195,295

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements regarding our future activities, events or developments, including such things as future revenues, product development, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, projected performance and trends, and other such matters, are forward-looking statements. The words “believe,” “expect,” “anticipate” “intend,” “estimate,” “plan,” “may,” “will,” “could,” “would,” “should” and other similar words and phrases, are intended to identify forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. These statements relate only to events as of the date on which the statements are made and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. All of the forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially. Risks and uncertainties, the occurrence of which could adversely affect our business, include the risks identified under the caption “Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2015. The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

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

The GlucoTrack® model DF-F has not yet been approved for commercial sale in the United States. On August 10, 2015, we submitted pre-submission documents to the U.S. Food and Drug Administration (the “FDA”) in connection with our proposed future application for FDA approval of our U.S. clinical trial protocol.  The pre-submission documentation was submitted to the FDA in order to obtain the FDA’s guidance regarding the U.S. regulatory pathway for the GlucoTrack® model DF-F, the proper approach to refining the trial protocol, and preparing the pre-marketing application. On October 19, 2015, we met with the FDA to discuss the pre-submission documents, including the approach to and details of the clinical trial protocol for the GlucoTrack® model DF-F. On May 10, 2016 we submitted a pre-submission supplement (including clinical trial protocol) to the FDA which reflects the feedback received from the FDA at our October 2015 meeting. If our clinical trial protocol is approved by the FDA, and subject to our raising sufficient funds to do so, we expect to begin clinical trials in the United States in the second or third quarter of 2016.

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

On May 4, 2016 we received the regulatory approval from the Korean Ministry of Food and Drug Safety (KMFDS, formerly KFDA) for the GlucoTrack® model DF-F.  Prior to commencing sales of the GlucoTrack® model DF-F in South Korea, the Company will be required to undergo a GMP (Good Manufacturing Practice) audit. The KMFDS indicated that such audit will not require an on-site audit visit of the factory at which the GlucoTrack® model DF-F is manufactured but, instead, will be limited to a review of the relevant GMP documents.  The GMP audit review is expected to take about two months from the date of application, which we expect to submit during the second quarter of 2016.

Based on input from our local distributors and regulatory consultants, we estimated that we would complete the local regulatory approval review process in Japan and China by February 2017 and August 2016, respectively. However, we have been informed that the local regulatory bodies in Japan and China (PMDA and CFDA, respectively) have now requested that we conduct additional clinical trials in their respective countries before they determine whether or not to approve the device to be marketed in such countries. Due to these developments, we now anticipate that the regulatory review process in Japan and China will take an additional 17 to 23 months, and potentially longer if the results of the additional clinical trials are not satisfactory to the local regulatory bodies or such regulatory bodies impose additional requirements for approval.

We do not have commercial manufacturing facilities and do not intend to build commercial manufacturing facilities of our own in the foreseeable future. We currently utilize a third party manufacturer in Israel to manufacture the GlucoTrack® model DF-F.  In July 2014, we entered into a manufacturing agreement with Wistron Corp. (“Wistron”), a Taiwanese entity and the manufacturing arm of Acer Inc.  Pursuant to such agreement, Wistron has agreed to mass produce and service, on a non-exclusive basis, the GlucoTrack® model DF-F and any future products, if any, introduced by us. Pursuant to such agreement, Wistron has also agreed to provide full turn-key manufacturing services for the GlucoTrack® model DF-F, including components procurement, unit assembly, device integration, testing, packaging and delivery to customers (distributors).  In November 2015, we sent a delegation to Wistron’s main production facility in Taiwan to, among other things, inspect the readiness of Wistron’s production line for the GlucoTrack® model DF-F.  Wistron has produced a small pilot batch and is in the process of producing a second pilot batch of the GlucoTrack® model DF-F device. Subject to satisfactory completion of a GMP audit by the local regulatory authorities in Taiwan, we now anticipate that the production line for the GlucoTrack® model DF-F will be operational during the second or third quarter of 2016.  Following the completion of Wistron’s production line, we intend to utilize the services of both Wistron and the Israeli third-party manufacturer to produce the GlucoTrack® model DF-F.

Given the improvements to the device that were submitted for approval in the second half of 2015 and approved in August and December 2015, we postponed sales of the GlucoTrack® model DF-F in the second half of 2015.  We held an international distributors’ conference in October 2015 in which, among other things, we educated our international distributors as to the improvements to the device and our expectation to begin taking orders for the improved device in the first quarter of 2016.  In the first quarter of 2016, after introducing the improved version of GlucoTrack® model DF-F, we received orders totaling approximately $300,000, of which orders in the amount of $89,147 have been shipped and recognized as revenues during the first quarter of 2016 and the remainder is expected to be shipped and recognized as revenues during the second and third quarters of 2016. We also received orders, totaling approximately $1.75 million that are contingent on the receipt of local regulatory approval to market the GlucoTrack® model DF-F in certain countries.  As of May 16, 2016, we received an aggregate amount of $200,000 of advance payments against orders from several countries. We expect to deliver devices associated with orders totaling $300,000 during the second and third quarters of 2016. We cannot guarantee that the remaining orders in the amount of $1.45 million will be fulfilled, due to the pending local regulatory process, and we have not received any payments towards these orders.

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

We have not yet generated any material revenues from our operations and, as of March 31, 2016, have incurred an accumulated deficit of $30,730,799, stockholders’ deficit of $8,223,404 and negative operating cash flows. We currently have no material sources of recurring revenue and therefore are dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Recent Developments

As previously disclosed, in April 2016 we raised funds in an aggregate amount of approximately $2.2 million (net of related cash expenses) from the issuance in two separate closings of 2,484 units (the “Series C Units”), each consisting of (a) one share of our newly designated Series C 5.5% Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), convertible into shares of our common stock, par value $0.001 per share (“Common Stock”), at an initial conversion price of $4.50 per share, (b) a five year warrant to purchase, at an exercise price of $4.50 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series C Preferred Stock (each a “Series C-1 Warrant”) and (c) a five year warrant to purchase, at an exercise price of $7.75 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series C Preferred Stock (each a “Series C-2 Warrant” and, together with the Series C-1 Warrants, collectively, the “Series C Warrants”). As of May 16, 2016, the shares of Preferred Stock comprising the Series C Units are convertible into an aggregate of 552,010 shares of Common Stock, and the Series C Warrants comprising the Series C Units are exercisable for an aggregate of 1,104,020 shares of Common Stock, in each case subject to adjustments in certain circumstances.

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with Andrew Garrett, Inc. (“AGI”), the placement agent for the offering of the Series C Units, at the initial closing of the sale of the Series C Units we paid AGI, as a commission, an amount equal to  6% of the aggregate sales price of the Series C Units, plus 4% of the aggregate sales price as a management fee plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series C Units.  At the second closing of the sale of the Series C Units, we paid AGI, as a commission, an amount equal to 10% of the aggregate sales price of the Series C Units, plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series C Units. In addition, pursuant to the Placement Agent Agreement, we are required to issue to AGI: (a) 5 year warrants to purchase up to 110,403 shares of Common Stock at an exercise price of $4.50 per share and (b) 5 year warrants to purchase up to 55,201 shares of Common Stock at an exercise price of $7.75 per share.

As a result of the initial issuance and sale of the Series C Units, pursuant to the terms of the warrants issued by us to purchasers of units consisting of shares of its Series A 5% Convertible Preferred Stock (the “Series A Preferred Stock”) and warrants to purchase shares of Common Stock (the “Series A Warrants”), on April 8, 2016, the exercise price per share of the Series A Warrants decreased from $5.80 per share to $4.50 per share and the number of shares of Common Stock issuable upon exercise of each of the Series A Warrants, in the aggregate, increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, will be equal to the aggregate exercise price prior to such adjustment.   Also as a result of the initial issuance and sale of the Series C Units, pursuant to the terms of the certificates of designations for our Series A Preferred Stock and Series B 5.5% Convertible Preferred Stock (the “Series B Preferred Stock”), on April 8, 2016, the conversion price per share of Series A Preferred Stock and Series B Preferred Stock decreased to $4.50 per share.

Significant Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“US. GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements appearing in our annual report on Form 10-K for the year ended December 31, 2015. Our management believes that, as for the financial statements for the periods included in this report, the going concern assessment is a critical accounting policy. However, due to the early stage of operations of the Company, there are no other accounting policies that are considered to be critical accounting policies by management.

Going Concern Uncertainty

The development and commercialization of our product will require substantial expenditures. We have not yet generated any material revenues and have incurred a substantial accumulated deficit and negative operating cash flows. We currently have no sources of recurring revenue and are therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. Management’s plans concerning these matters are described in Note 1B to our annual report on Form 10-K for the year ended December 31, 2015. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recently Issued Accounting Pronouncements

1.	Accounting Standard Update 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity”

Effective January 1, 2016, the Group adopted Accounting Standard Update 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity ("ASU 2014-16").

The amendments in ASU 2014-16 clarify how U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weigh those terms and features. The assessment of the substance of the relevant terms and features should incorporate a consideration of the characteristics of the terms and features themselves; the circumstances under which the hybrid financial instrument was issued or acquired; and the potential outcomes of the hybrid financial instrument, as well as the likelihood of those potential outcomes.

The amendments in ASU 2014-16 apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share.

The effects of initially adopting the amendments in ASU 2014-16 were required to be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective (However, retrospective application was permitted to all relevant prior periods).

Management analyzed the economic characteristics and risks of the Series A Preferred Stock and the Series B Preferred Stock (including the embedded conversion feature of each) in accordance with the provisions of ASU 2014-16 and determined that such instruments are considered as more akin to equity than debt. Accordingly, it was determined that the economic characteristics and the risks of the embedded conversion option to Common Stock and those of the Preferred Stock themselves (the 'host contract') are clearly and closely related and accordingly, the embedded conversion feature was not required to be bifurcated. As a result of the above determination, ASU 2014-16 did not impact the classification of the Series A Preferred Stock or the Series B Preferred Stock.

2.	Accounting Standard Update 2014-09, “Revenue from Contracts with Customers”

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

An entity should apply the amendments in ASU 2014-09 using one of the following two methods: 1. Retrospectively to each prior reporting period presented with a possibility to elect certain practical expedients, or, 2. Retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. If an entity elects the latter transition method, it also should provide certain additional disclosures.

During 2016, the FASB issued several ASU that focus on certain implementation issues of the new revenue recognition guidance including Narrow-Scope Improvements and Practical Expedients, Principal versus Agent Considerations and Identifying Performance Obligations and Licensing.

For a public entity, the amendments in ASU 2014-09 (including the amendments introduced through recent ASU's) are effective for annual reporting periods beginning after December 15, 2016, including interim periods within the first such annual reporting period (the first quarter of fiscal year 2017 for the Company). Early application is not permitted.

The Company is in the process of assessing the impact, if any, of ASU 2014-09 (including the amendments introduced through recent ASUs) on its consolidated financial statements.

3.	Accounting Standards Update 2014-15, “Presentation of Financial Statements—Going Concern”

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15").

ASU 2014-15 provides guidance on management’s responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).

ASU 2014-15 also provides guidance related to the required disclosures as a result of management’s evaluation.

The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Due to the current state of the Company and the existing uncertainty regarding its ability to continue as a going concern, management does not believe that the provisions of ASU 2014-15 will have a significant effect on its evaluation of the Company’s ability to continue as a going concern. However, management is currently considering if additional disclosures will be required as a result of ASU 2014-15.

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

For a public entity, the amendments in ASU 2015-11 are effective, in a prospective manner, for annual reporting periods beginning after December 15, 2016, including interim periods within the first such annual reporting period (the first quarter of fiscal year 2017 for the Company). Early adoption is permitted as of the beginning of an interim or annual reporting period.

The Company is in the process of assessing the impact, if any, of ASU 2015-11 on its consolidated financial statements.

Results of Operations

The following discussion of the our operating results explains material changes in our results of operations for the three month period ended March 31, 2016 compared with the same period ended March 31, 2015. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Revenues

During the three month period ended March 31, 2016, we had revenues of $89,147 from orders for our GlucoTrack® model DF-F glucose monitoring device and personal ear-clip (“PEC”) that are replaced every six months, as compared with $75,825 for the prior-year period.  The increase in revenues resulted from increased orders from customers for our  improved GlucoTrack® model DF-F for which we received approval from the Notified Body on August 31, 2015 and December 2015.

We recognize revenues from GlucoTrack® model DF-F and PEC when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed and determinable, collectability is reasonably assured and no further obligations exist.

Research and development expenses

Research and development expenses were $650,700 for the three months ended March 31, 2016, as compared to $478,325 for the prior-year period. The increase is attributable primarily to the addition of new employees, increased salaries and related expenses for existing employees, higher material usage resulting from research and development involvement in the quality assurance process relating to initial manufacturing of the GlucoTrack® model DF-F, higher costs associated with the registration and maintenance of our intellectual property and higher clinical trials costs resulting from our focus on enhancing the capabilities of the GlucoTrack® model DF-F . Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, travel expenses, clinical trials and other expenses. Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect  research and development expenses to increase during the remainder of 2016 and beyond, primarily due to hiring additional personnel and developing our product line, as well as improvement of the GlucoTrack® model DF-F; however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs including the FDA registration process, specific requirements from customers, development of new GlucoTrack® models and others.

Selling, marketing and general and administrative expenses

Selling, marketing and general and administrative expenses were $702,844 for the three month period ended March 31, 2016, as compared to $478,197 for the prior-year period. The increase is attributable primarily to higher salaries and related expenses relating to the hiring of our Chief Operating Officer on January 1, 2016 and the hiring of additional sales, marketing and business development personnel. In addition, the increase is also attributable in part to higher professional fees primarily due to the engagement during the second quarter of 2015 of the marketing firm Ogilvy CommonHealth (Paris), offset partially by lower traveling expenses. Selling, marketing and general and administrative expenses consist primarily of professional services, salaries, travel expenses and other related expenses for executive, finance and administrative personnel, including stock-based compensation expense. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services. Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect selling, marketing and general and administrative expenses to increase during the remainder of 2016 and beyond as we continue our focus on marketing and sales of the GlucoTrack® model DF-F; however, we may adjust or allocate the level of our marketing and general and administrative expenses based on available financial resources and based on our commercial needs including the FDA registration process, specific requirements from customers, development of new GlucoTrack® models and others.

Financing (income) expenses, net

Financing (income), net were $(37,633) for the three month period ended March 31, 2016, as compared to expenses of $653,834 for the prior-year period. The change is primarily attributable to the non-cash loss on partial extinguishment of Series A Preferred Stock and Series A Warrants incurred during the three month period ended March 31, 2015 (see Note 10C to our annual report on Form 10-K for the year ended December 31, 2015), partially offset by changes in fair market value adjustments relating to our Warrants with down-round protection. In accordance with U.S. GAAP, we mark the warrants to market on a quarterly basis based on the fair value estimate derived by using a binomial pricing model, with the changes in fair value recognized as finance expense or income, as applicable, in our consolidated statement of operations. The decrease in the estimated fair value of our Warrants with down-round protection during the three month period ended March 31, 2016 and 2015 amounted to $43,510 and $65,770, respectively resulting primarily from the decrease in the expected term of Warrants and the changes in the estimated expected volatility.

Net Loss

Net loss was $1,226,764 for the three month period ended March 31, 2016, as compared to $1,534,531 for the prior-year period. The decrease in net loss is attributable primarily to the change in financing (income) expenses, net, as described above.

Liquidity and Capital Resources

As of March 31, 2016, cash on hand was approximately $131,000.  During April 2016, we received gross proceeds of approximately $2.5 million, from the sale of Series C Units. After giving effect to the payment of commissions to AGI for the offering and the payment of certain offering expenses, we received net proceeds of approximately $2.2 million from the sale of such Series C Units. In addition, during 2016 we started fulfilling orders for our improved GlucoTrack® model DF-F, which resulted in cash collections from our customers as of May 16, 2016 of approximately $480,000.  While we expect to continue to generate additional cash from sales, we do not anticipate that our income from operations will be sufficient to sustain our operations in the next 12 months.  Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents on hand as of May 16, 2016 in the amount of approximately $910,000, will enable us to operate for a period of less than sixty days from the date of this report. In order to fund our anticipated liquidity needs beyond such period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need to raise additional capital.

We have a credit line with Bank HaPoalim of NIS 150,000 (approximately $39,788 based on the exchange rate of 3.77 NIS/dollar as of March 31, 2016), which was increased to NIS 200,000 (approximately $53,107 based on the same exchange rate) for a period of two months starting on March 30, 2016. Borrowings under the line of credit are secured by our funds on deposit with the bank at the time of borrowing, which generally must be sufficient to cover the principal amount of the borrowings in full. As of March 31, 2016, we borrowed approximately $28,000 under the line of credit. As of May 16, 2016, the Company has repaid such borrowings under the credit line in full.

Messrs. Avner Gal and Zvi Cohen collectively loaned Integrity Israel NIS 176,000 ($46,684 based on the same exchange rate) in May 15, 2002 pursuant to a board approval. Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned Integrity Israel NIS 336,300 ($89,204 based on the same exchange rate) on March 16, 2004. These loans are not required to be repaid until the first year in which we realize profits in our annual statement of operations (accounting profit). At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales in the relevant quarter, beginning on the quarter following the first year in which we realize profits in our annual statement of operations. The total amount to be repaid by us to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to us, plus an amount equal to the product of the amount of each payment made by us in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment. However, notwithstanding the above-mentioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital. Our board of directors is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

Integrity Israel is required to pay royalties to the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of the State of Israel at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the development plan up to an amount equal to $93,300, plus interest at LIBOR from the date of grant. As of March 31, 2016, the contingent liability with respect to royalty payment on future sales equals to approximately $80,592, excluding interest.

Net Cash Used in Operating Activities for the Three Month Periods Ended March 31, 2016 and March 31, 2015

Net cash used in operating activities was $486,381 and $595,413 for the three month periods ending March 31, 2016 and 2015, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of $1,226,764 and $1,534,531, respectively, increased by non-cash changes in fair value of Warrants with down-round protection of $43,510 and $65,770, respectively. Net cash used in operating activities was also partially offset by the non-cash loss on extinguishment of Series A Preferred Stock and Series A Warrants in the amount of $0 and $773,297, respectively and changes in operating assets and liabilities in the amounts of $772,703 and $219,370, respectively. The increase in operating assets and liabilities during the three month period ended March 31, 2016 resulted primarily from increase in our balances of accounts payable and other current liabilities as a result of deferral of payments to suppliers and payroll payments to certain management employees who voluntarily elected to have their salaries deferred. Following the sale of the Series C Units in April 2016, the Company began paying-down the deferred balances to suppliers and management and it expects to pay-down all deferred balances on or prior to June 30, 2016.

Net Cash Used in Investing Activities for the Three Month Periods Ended March 31, 2016 and March 31, 2015

Net cash used in investing activities was $23,955 and $12,105 for the three month periods ended March 31, 2016, and 2015, respectively, and was used to purchase equipment (such as computers, R&D and office equipment).

Net Cash Provided by (Used in) Financing Activities for the Three Month Periods Ended March 31, 2016 and March 31, 2015

Net cash provided by (used in) financing activities was $27,388 and $(460,453) for the three month period ended March 31, 2016 and 2015, respectively. Cash provided by financing activities for the three month period ended March 31, 2016 resulted from the withdrawal of funds under our line of credit with Bank HaPoalim. Cash provided by financing activities for the three month period ended March 31, 2015, reflects primarily the repayment of stockholders loan to Stockholders (see Note 9D to our annual report on Form 10-K for the year ended December 31, 2015) in the amount of $439,939 and cash dividends paid to the holders of our Series A Preferred Stock in the amounts of $20,514.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities.

We are required to pay dividends on our Series A Preferred Stock and our Series B Preferred Stock on a quarterly basis on March 31, June 30, September 30 and December 31 of each year.  We did not pay quarterly dividends due to be paid on March 31, 2016 on our Series A Preferred Stock and our Series B Preferred Stock because we did not have sufficient “surplus”, as calculated in accordance with Delaware law, to pay such dividends at such time.   The aggregate accrued dividends payable on our Series A Preferred Stock for the three month period ended March 31, 2016 amounted to $4,700, payable in cash.  The aggregate accrued dividends payable on our Series B Preferred Stock for the three month period ended March 31, 2016 amounted to $206,680, to be paid in shares of our Common Stock. We expect to pay such dividends, plus late fees at the rate of 9% per annum, in the month of May as we now have sufficient “surplus”, as calculated in accordance with Delaware law, to pay such dividends.

Item 6.    Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
3.3	Bylaws of Integrity Applications, Inc. (1)
3.4	Certificate of Designation of Preferences and Rights of Series A 5% Convertible Preferred Stock (2)
3.5	Certificate of Designation of Preferences and Rights of Series B 5.5% Convertible Preferred Stock (3)
10.1 *	Personal Employment Agreement, dated as of January 1, 2016, by and between A.D. Integrity Applications Ltd. and Eran Cohen
10.2 *	Letter agreement between Integrity Applications, Inc. and Leslie Seff (4)
10.3 *	Letter agreement between Integrity Applications, Inc. and Angela Strand (4)
10.4 *	Amendment No.1 to Integrity Applications, Inc. 2010 Incentive Compensation Plan (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (5)
101.SCH	XBRL Schema Document (5)
101.CAL	XBRL Calculation Linkbase Document (5)
101.LAB	XBRL Label Linkbase Document (5)
101.PRE	XBRL Presentation Linkbase Document (5)
101.DEF	XBRL Definition Linkbase Document (5)
—————————————
(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on August 22, 2011, which exhibit is incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 18, 2013, which exhibit is incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on September 5, 2014, which exhibit is incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 23, 2016, which exhibit is incorporated herein by reference.

(5)
Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

*      Compensation Plan or Arrangement or Management Contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 16, 2016

INTEGRITY APPLICATIONS, INC.
By:	/s/ Avner Gal
Name:	Avner Gal
Title	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Eran Hertz
Name:	Eran Hertz
Title	Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
3.3	Bylaws of Integrity Applications, Inc. (1)
3.4	Certificate of Designation of Preferences and Rights of Series A 5% Convertible Preferred Stock (2)
3.5	Certificate of Designation of Preferences and Rights of Series B 5.5% Convertible Preferred Stock (3)
10.1 *	Personal Employment Agreement, dated as of January 1, 2016, by and between A.D. Integrity Applications Ltd. and Eran Cohen
10.2 *	Letter agreement between Integrity Applications, Inc. and Leslie Seff (4)
10.3 *	Letter agreement between Integrity Applications, Inc. and Angela Strand (4)
10.4 *	Amendment No.1 to Integrity Applications, Inc. 2010 Incentive Compensation Plan (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (5)
101.SCH	XBRL Schema Document (5)
101.CAL	XBRL Calculation Linkbase Document (5)
101.LAB	XBRL Label Linkbase Document (5)
101.PRE	XBRL Presentation Linkbase Document (5)
101.DEF	XBRL Definition Linkbase Document (5)
—————————————
(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on August 22, 2011, which exhibit is incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 18, 2013, which exhibit is incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on September 5, 2014, which exhibit is incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 23, 2016, which exhibit is incorporated herein by reference.

(5)
Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

*      Compensation Plan or Arrangement or Management Contract.