Form 10-Q
period 2016-06-30
Integrity Applications, Inc.
filed 2016-08-15
CIK 1506983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

or

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

Yes ☐          No ☒

As of August 15, 2016, 5,805,560 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

INTEGRITY APPLICATIONS, INC.

TABLE OF CONTENTS

INTEGRITY APPLICATIONS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	June 30,	December 31,
	2016	2015
	(unaudited)
A S S E T S
Current Assets
Cash and cash equivalents	1,405,534	608,701
Accounts receivable, net	69,664	18,446
Inventories	698,170	816,223
Other current assets	123,465	268,792
Total current assets	2,296,833	1,712,162
Property and Equipment, Net	242,142	220,463
Long-Term Restricted Cash	35,664	35,152
Funds in Respect of Employee Rights Upon Retirement	167,287	164,883

Total assets	2,741,926	2,132,660
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	466,165	1,082,546
Other current liabilities	572,930	427,886
Total current liabilities	1,039,095	1,510,432

Long-Term Liabilities
Long-Term Loans from Stockholders	161,992	160,314
Liability for Employee Rights Upon Retirement	176,673	174,137
Warrants with down-round protection	833,153	321,695
Total long-term liabilities	1,171,818	656,146

Total liabilities	2,210,913	2,166,578
Commitments and Contingent Liabilities
Temporary Equity
Convertible Preferred Stock of $ 0.001 par value ("Preferred Stock"):
10,000,000 shares of Preferred Stock authorized as of June 30, 2016 and December 31, 2015
376 shares of Series A Preferred Stock issued and outstanding as of June 30, 2016 and December 31, 2015	221,152	221,152
15,031 shares of Series B Preferred Stock issued and outstanding as of June 30, 2016 and December 31, 2015	6,715,844	6,715,844
4,425 and 0 shares of Series C Preferred Stock issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	2,351,816	-
Total temporary equity	9,288,812	6,936,996
Stockholders' Deficit
Common Stock of $ 0.001 par value ("Common Stock"):
40,000,000 shares authorized as of June 30, 2016 and December 31, 2015; 5,805,560 and 5,690,097 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	5,807	5,691
Additional paid in capital	23,652,451	22,309,742
Accumulated other comprehensive income	60,129	90,168
Accumulated deficit	(32,476,186)	(29,376,515)
Total stockholders' deficit	(8,757,799)	(6,970,914)
Total liabilities, temporary equity and stockholders’ deficit	2,741,926	2,132,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)
	Six month period ended June 30,		Three month period ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Revenues	470,878	143,167	381,731	67,342

Research and development expenses	1,531,396	1,036,305	880,696	557,980
Selling, marketing and general and administrative expenses	1,787,309	1,083,762	1,084,465	605,565
Total operating expenses	3,318,705	2,120,067	1,965,161	1,163,545
Operating loss	2,847,827	1,976,900	1,583,430	1,096,203

Financing (income) expenses, net	(32,065)	1,224,437	5,568	570,603
Loss for the period	2,815,762	3,201,337	1,588,998	1,666,806
Other comprehensive (income) loss:
Foreign currency translation adjustment	30,039	(55,720)	8,063	(97,383)

Comprehensive loss for the period	2,845,801	3,145,617	1,597,061	1,569,423

Loss per share (Basic)	(0.54)	(0.64)	(0.30)	(0.33)

Loss per share (Diluted)	(0.54)	(0.64)	(0.30)	(0.33)

Common shares used in computing Basic income (loss) per share	5,716,566	5,382,682	5,742,468	5,441,253

Common shares used in computing Diluted income (loss) per share	5,716,566	5,382,682	5,742,468	5,441,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	US dollars (except share data)
	(unaudited)
	Common Stock			Accumulated other		Total
	Number of shares	Amount	Additional paid in capital	comprehensive income	Accumulated deficit	Stockholders’ deficit

Balance as of January 1, 2016	5,690,097	5,691	22,309,742	90,168	(29,376,515)	(6,970,914)
Loss for the period of six months	-	-	-	-	(2,815,762)	(2,815,762)
Other comprehensive loss	-	-	-	(30,039)	-	(30,039)
Amounts allocated to Series C-1 and Series C-2 Warrants, net	-	-	1,164,657	-	-	1,164,657
Amount classified out of stockholders deficit and presented as Warrants with Down-Round Protection within long-term liabilities			(341,662)	-	-	(341,662)
Incremental fair market value adjustments of modified warrants issued to placement agent	-	-	211,077	-	-	211,077
Stock dividend on Series C Preferred Stock	8,563	9	20,346	-	(20,355)	-
Stock dividend on Series B Preferred Stock	106,900	107	253,994	-	(254,101)	-
Cash dividend on Series A Preferred Stock	-	-	-	-	(9,453)	(9,453)
Stock-based compensation	-	-	34,297	-	-	34,297
Balance as of June 30, 2016	5,805,560	5,807	23,652,451	60,129	(32,476,186)	(8,757,799)

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Six month period ended June 30,
	2016	2015
	(unaudited)
Cash flows from operating activities:
Loss for the period	(2,815,762)	(3,201,337)
Adjustments to reconcile income (loss) for the period to net cash used in operating activities:
Depreciation	27,980	18,359
Stock-based compensation	34,297	12,147
Incremental fair market value adjustments of modified warrants issued to placement agent	211,077	-
Change in the fair value of Warrants with down-round protection	(64,212)	(91,309)
Linkage difference on principal of loans from stockholders	(639)	(1,872)
Loss on partial extinguishment of Series A Preferred Stock and Series A Warrants	-	1,270,971
Changes in assets and liabilities:
Increase in accounts receivable	(51,053)	(3,149)
Decrease (increase) in inventory	130,203	(51,036)
Decrease (increase) in other current assets	147,697	(17,474)
(Decrease) increase in accounts payable	(638,908)	145,388
Increase in other current liabilities	132,153	83,030
Net cash used in operating activities	(2,887,167)	(1,836,282)

Cash flows from investing activities:
Increase in funds in respect of employee rights upon retirement	-	(24,279)
Purchase of property and equipment	(46,397)	(18,892)
Net cash used in investing activities	(46,397)	(43,171)

Cash flows from financing activities
Cash dividend on Series A Preferred Stock	(4,753)	(47,036)
Proceeds allocated to Series C Preferred Stock, net of cash issuance expenses	2,508,321	-
Proceeds allocated to Series C Warrants, net of cash issuance expenses	1,242,158	-
Repayment of loan from stockholders	-	(439,939)
Net cash provided by (used in) financing activities	3,745,726	(486,975)
Effect of exchange rate changes on cash and cash equivalents	(15,329)	54,941
Increase (decrease) in cash and cash equivalents	796,833	(2,311,487)
Cash and cash equivalents at beginning of the period	608,701	5,827,560
Cash and cash equivalents at end of the period	1,405,534	3,516,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

Supplementary information on financing activities not involving cash flows:

$234,008, representing the fair value of warrants issued as consideration for placement agent services, was accounted for as Warrants with Down-Round Protection within long-term liabilities. Of these direct  issuance expenses, $77,503 was allocated to the Series C-1 and Series C-2 Warrants and was recorded as a reduction of additional paid in capital, and $156,505 was allocated to the Series C Preferred Stock and recorded as a reduction of temporary equity.

$341,662, representing the amount classified out of stockholders deficit and presented as Warrants with Down-Round Protection within long-term liabilities (See Note 2B and Note 3).

$254,101 and  $20,355 representing the fair value of the shares of Common Stock issued to owners of Series B Preferred Stock and owners of Series C Preferred Stock, respectively, was accounted for as a stock dividend in the statement of changes in stockholders’ deficit and was charged to accumulated deficit against additional paid in capital and Common Stock therein.

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

Since its incorporation, the Company did not conduct any material operations other than those carried out by Integrity Israel.  The development and commercialization of Integrity Israel's product is expected to require substantial expenditures.  Integrity Israel and the Company (collectively, the "Group") have not yet generated any material revenues from operations, and therefore they are dependent upon external sources for financing their operations. As of June 30, 2016, the Group has incurred an accumulated deficit of $32,476,186, stockholders’ deficit of $8,757,799 and negative operating cash flows.  These factors raise substantial doubt about the Group’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  During 2012, the Company raised a total amount of approximately $1.0 million (net of related expenses) from the issuance of Common Stock. During 2013, the Company raised funds in an approximate amount of $5.3 million (net of related cash expenses) from the issuance of units (the “Series A Units”) consisting of shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and detachable warrants to purchase shares of the Company’s Common Stock (the “Series A Warrants” or “Warrants with down round protection”).  During the period between August and December 2014, the Company raised funds in an aggregate amount of approximately $7.3 million (net of related cash expenses) from the issuance of units (the “Series B Units”), each consisting of (a) one share of the Company’s newly designated Series B 5.5% Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), convertible into Common Stock at an initial conversion price of $5.80 per share, (b) a five year warrant to purchase, at an exercise price of $5.80 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series B Preferred Stock (each a “Series B-1 Warrant”) and (c) a five year warrant to purchase, at an exercise price of $10.00 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series B Preferred Stock (each a “Series B-2 Warrant” and, together with the Series B-1 Warrants, collectively, the “Series B Warrants”).  During the three month period ended June 30, 2016, the Company raised funds in an aggregate amount of approximately $3.75 million (net of related cash expenses) through the issuance of 4,425 units (the “Series C Units”), each consisting of (a) one share of the Company’s newly designated Series C 5.5% Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), convertible into Common Stock at an initial conversion price of $4.50 per share, (b) a five year warrant to purchase, at an exercise price of $4.50 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series C Preferred Stock (each a “Series C-1 Warrant”) and (c) a five year warrant to purchase, at an exercise price of $7.75 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series C Preferred Stock (each a “Series C-2 Warrant” and, together with the Series C-1 Warrants, collectively, the “Series C Warrants”), as described in further detail in Note 3.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	–	GENERAL

B.	Going concern uncertainty (cont.)

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

D.	Use of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to (i) the fair value estimate of the Warrants with down-round protection, (ii) the allocation of the proceeds and the related issuance costs of the Series C Units, and (iii) the going concern assumptions.

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

The results for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any future period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

B.	Warrants with down-round protection

The Company has determined its derivative warrant liability with respect to the Series A Warrants and warrants issued to Andrew Garrett, Inc., (“AGI”) as part of the Series A Unit offering, the Series B Unit offering and the Series C Unit offering to be a Level 3 fair value measurement and has used the Binomial pricing model to calculate its fair value. Because the warrants contain a down round protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations.  The key inputs used in the fair value calculations were as follows:

The changes in the fair value of the Level 3 liability are as follows (in US dollars):

	Series A Warrants
	June 30,
	2016	2015

Balance, Beginning of the period	321,695	2,057,618
Warrants issued as consideration for placement services	234,008	-
Amount classified out of stockholders deficit and presented as Warrants with Down-Round Protection	341,662	-
Exchange of Series A Warrants pursuant to the “most favored nation” provision	-	(1,573,435)
Change in fair value Warrants with Down-Round Protection	(64,212)	(91,309)
Balance, End of period	833,153	392,874

The key inputs used in the fair value calculations were as follows:

	June 30,
	2016	2015
Dividend yield (%)	-	-
Expected volatility (%) (*)	62.16	105.14
Risk free interest rate (%)	0.72-1.11	1.01
Expected term of options (years) (**)	1.70-5.00	2.70
Exercise price (US dollars)	4.50-7.75	5.80
Share price (US dollars) (***)	2.38	2.31
Fair value (US dollars)	0.61	1.00

(*)	Due to the low trading volume of the Company’s Common Stock, the expected volatility was based on the historical volatility of the share price of other public companies that operate in the same industry sector as the Company.

(**)	Due to the fact that the Company does not have sufficient historical exercise data, the expected term was determined based on the "simplified method" in accordance with Staff Accounting Bulletin No. 110.

(***)	The Common Stock price, per share reflects the Company’s management’s estimation of the fair value per share of Common Stock as of June 30, 2016 and 2015. In reaching its estimation for such periods, management considered, among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series C Units and the Series B Units (See Note 3).

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

C.	Recently issued accounting pronouncements

1.	Accounting Standard Update 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity”

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

The amendments in ASU 2014-16 apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of shares.

The effects of initially adopting the amendments in ASU 2014-16 were required to be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of shares as of the beginning of the fiscal year for which the amendments are effective. However, retrospective application was permitted to all relevant prior periods.

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

During 2016, the FASB issued several Accounting Standard Updates (“ASUs”) that focus on certain implementation issues of the new revenue recognition guidance including Narrow-Scope Improvements and Practical Expedients, Principal versus Agent Considerations and Identifying Performance Obligations and Licensing.

For a public entity, the amendments in ASU 2014-09 (including the amendments introduced through recent ASUs) are effective for annual reporting periods beginning after December 15, 2016, including interim periods within the first annual reporting period (the first quarter of fiscal year 2017 for the Company). Early application is not permitted.

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

Due to the current financial condition of the Company and the existing uncertainty regarding its ability to continue as a going concern, management does not believe that the provisions of ASU 2014-15 will have a significant effect on its evaluation of the Company’s ability to continue as a going concern. However, management is currently considering if additional disclosures will be required as a result of ASU 2014-15.

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

A.
During February 2016, the Company entered into an Advisory Agreement with AGI, pursuant to which the Company retained AGI on a non-exclusive basis to provide certain advisory services to the Company. As consideration for such services, the Company extended through December 31, 2019, the expiration date of 422,077 warrants issued to AGI and/or its designees in connection with the Company’s common stock offering completed in 2010 and the Series A Unit offering completed in 2012. The Advisory Agreement had an initial term of six months, subject to automatic renewal for additional 30 day terms unless terminated by either party with 30 days written notice.  In April 2016, the Company and AGI amended that Advisory Agreement to extend the term of the Advisory Agreement for an additional six months.  In consideration for such extension, the Company agreed to modify the terms of the 439,674 warrants issued to AGI and/or its designees in connection with the Series B Unit offering to include full-ratchet anti-dilution protection. As a result of the two agreements the Company recorded in its statement of operations for the six month and three month periods ended June 30, 2016, a one-time charge in the amount of $211,077 representing the incremental fair market value adjustments in respect of the above modified warrants issued to the placement agent. Such incremental fair market value adjustments represent the increase in the fair value of the warrants resulting from the above modifications and were recorded against stockholders’ deficit. In addition, as a result of the inclusion of anti-dilution protection, the Company classified $341,662, representing the fair market value at April 2016 of the above 439,674 warrants issued to AGI out of stockholders deficit and presented them as Warrants with down round protection within long-term liabilities.

B.
During the three month period ended June 30, 2016, the Company raised funds in an aggregate amount of approximately $3.75 million (net of related cash expenses) from the issuance in four separate closings of 4,425 Series C Units. As of June 30, 2016, the shares of Preferred Stock comprising the Series C Units are convertible into an aggregate of 983,386 shares of Common Stock, and the Series C Warrants comprising the Series C Units are exercisable for an aggregate of 1,966,772 shares of Common Stock, in each case subject to adjustment as described below.

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with AGI, at the initial closing of the sale of the Series C Units the Company paid AGI, as a commission, an amount equal to 6% of the aggregate sales price of the Series C Units, plus 4% of the aggregate sales price as a management fee plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series C Units. At the end of the second, third and fourth closings of the sale of the Series C Units, the Company paid AGI, as a commission, an amount equal to 10% of the aggregate sales price of the Series C Units sold in such closing, plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series C Units sold in such closing. In addition, pursuant to the Placement Agent Agreement, the Company is required to issue to AGI: (a) 5 year warrants to purchase up to 196,678 shares of Common Stock at an exercise price of $4.50 per share and (b) 5 year warrants to purchase up to 98,339 shares of Common Stock at an exercise price of $7.75 per share. The terms of such warrants will be substantially similar to the Series C Warrants except that the warrants issued to AGI will also be exercisable on a cashless basis and will include full ratchet anti-dilution protection.

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

Based on the terms of the purchase agreements relating to the issuance and sale of the Series A Units and the Series B Units, respectively, so long as any initial purchaser of Series A Units or Series B Units, as applicable (each, a “Purchaser”) holds any shares of Series A Preferred Stock or Series B Preferred Stock, as applicable, if (1) the Company sells any shares of Common Stock or other securities convertible into, or rights to acquire, Common Stock and (2) a Purchaser then holding Series A or Series B Preferred Stock or Warrants reasonably believes that any of the terms and conditions appurtenant to such issuance or sale are more favorable to the purchaser in such subsequent sale of securities than are the terms and conditions granted to such Purchaser, then the Purchaser will be permitted to require the Company to amend the terms of this transaction (only with respect to such Purchaser) so as to match the terms of the subsequent issuance (including, for the avoidance of doubt, any terms and provisions that are or may be less favorable to such Purchaser).

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3	–	RECENT EVENTS (Cont.)

Pursuant to the purchase agreements relating to the issuance and sale of the Series A Units and the Series B Units, the Company was required to and did notify the holders of the Series A Preferred Stock and Series B Preferred Stock of the closing of the sale of the Series C Units, and following receipt thereof such holders of Series A Preferred Stock and Series B Preferred Stock will be entitled, pursuant to the “most favored nation” provisions contained in their respective purchase agreements (as described above), to elect to amend the terms of their purchase of Series A Units and Series B Units, respectively, to match the terms of the Series C Units. The Company is obligated to amend the terms of any of Series A Units or Series B Units who timely makes such election and tenders its Series A Units or Series B Units for exchange.

Upon initial recognition, the Series C Preferred Stock issued together with detachable Series C Warrants (classified as equity) were measured based on the relative fair value basis and were presented net of the direct issuance expenses that were allocated to them.

The Company has determined that due to the economic characteristics and risks of the Series C Preferred Stock, based on their stated or implied substantive terms and features, that such Preferred Stock, are considered as more akin to equity than debt. Accordingly, it was determined that the economic characteristics and the risks of the embedded conversion option to Common Stock and those of the Series C Preferred Stock themselves (the 'host contract') are clearly and closely related. As a result, the embedded conversion feature was not required to be bifurcated.

Since at the issuance dates of the Series C Preferred Stock, the exercise price of the conversion feature (based on the effective conversion rate of the Series C Preferred Stock into Common Stock) was higher than the estimated fair value of the Company’s Common Stock, it was determined that the conversion feature was not beneficial. Also, due to the liquidation preference and certain redemption rights for the benefit of the holders of the Series C Preferred Stock, upon the occurrence of the certain contingent events, which are not considered as solely within the Company's control management determined that the Series C Preferred Stock were to be presented as temporary equity. On each balance sheet date, the Company’s management assesses the probability of redemption of the outstanding Preferred Stock. In the event that management determines such redemption to be probable as of an applicable balance sheet date, the Company will recognize a liability in an amount equal to the aggregate redemption price of the Preferred Stock. In addition, upon such determination, the difference between the amount that was allocated to the Preferred Stock (after deduction of issuance expenses) and such redemption amount will be accreted over the period beginning on the date that it becomes probable that the instrument will become redeemable and ending on the earliest redemption date.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 4	–	INVENTORIES

	US dollars
	June 30,	December 31,
	2016	2015
	(unaudited)

Raw materials	181,461	205,645
Work in process	412,000	551,111
Finished products	104,709	59,467
	698,170	816,223

NOTE 5	–	FINANCING (INCOME) EXPENSES, NET

	US dollars		US dollars
	Six month period ended June 30,		Three month period ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Israeli CPI linkage difference on principal of loans from stockholders	(639)	(1,872)	825	1,808
Exchange rate differences	24,211	38,269	19,296	90,872
Change in fair value of Warrants with down round protection	(64,212)	(91,309)	(20,702)	(25,539)
Interest expenses on credit from banks and other	8,575	8,378	6,149	5,788
Loss on partial extinguishment of Series A Preferred Stock and Series A Warrants	-	1,270,971	-	497,674
	(32,065)	1,224,437	5,568	570,603

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 6	–	LOSS PER SHARE

In periods of net loss, basic loss per share is computed by dividing net loss for the period after consideration of the effect of dividend on preferred stock by the weighted average number of shares outstanding during the period.

The loss and the weighted average number of shares used in computing basic and diluted loss per share for the six and three month periods ended June 30, 2016 and 2015 are as follows:

	US dollars		US dollars
	Six month period ended June 30,		Three month period ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Loss for the period	(2,815,762)	(3,201,337)	(1,588,998)	(1,666,806)
Cash dividend on Series A Preferred Stock	(9,453)	(47,036)	(4,753)	(26,522)
Stock dividend on Series B Preferred Stock	(254,101)	(185,795)	(131,281)	(102,558)
Stock dividend on Series C Preferred Stock	(20,355)	-	(20,355)	-
Loss for the period attributable to common stockholders	(3,099,671)	(3,434,168)	(1,745,387)	(1,795,886)

	Number of shares		Number of shares
	Six month period ended June 30,		Three month period ended June 30,
	2016	2015	2016	2015

Number of shares:
Common shares used in computing basic income (loss) per share	5,716,566	5,382,682	5,742,468	5,441,253
Common shares used in computing diluted income (loss) per share	5,716,566	5,382,682	5,742,468	5,441,253
Total weighted average number of common shares related to outstanding convertible Preferred Stock, options and warrants excluded from the calculations of diluted income (loss) per share (*)	11,220,345	9,367,247	12,210,613	9,537,309

(*)	All outstanding convertible Preferred Stock, stock options and warrants have been excluded from the calculation of the diluted net loss per share for all the reported periods, because the effect of the common shares issuable as a result of the exercise or conversion of these instruments was anti-dilutive.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements regarding our future activities, events or developments, including such things as future capital raising and financing, revenues, product development, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, projected performance and trends, and other such matters, are forward-looking statements. The words “believe,” “expect,” “anticipate” “intend,” “estimate,” “plan,” “may,” “will,” “could,” “would,” “should” and other similar words and phrases, are intended to identify forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. These statements relate only to events as of the date on which the statements are made and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. All of the forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially. Risks and uncertainties, the occurrence of which could adversely affect our business, include the risks identified under the caption “Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2015. The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Overview

Integrity is a medical device company focused on the design, development and commercialization of non-invasive glucose monitoring devices for use by people with diabetes and pre-diabetics. Integrity Israel was founded in 2001 with a mission to develop, produce and market non-invasive glucose monitors for home use by diabetics. We have developed a non-invasive glucose monitor, the GlucoTrack® model DF-F glucose monitoring device, which is designed to help people with diabetes and pre-diabetics obtain glucose level readings without the pain, inconvenience, cost and difficulty of conventional (invasive) spot finger stick devices. The GlucoTrack® model DF-F utilizes a patented combination of ultrasound, electromagnetic and thermal technologies to obtain glucose measurements in less than one minute via a small sensor that is clipped onto one’s earlobe and connected to a small, handheld control and display unit, all without drawing blood or interstitial fluid.

In June 2013, we received initial CE Mark approval for the GlucoTrack® model DF-F non-invasive glucose monitoring device from DEKRA Certification B.V., our European notified body (the “Notified Body”). This original approval required that the device be re-calibrated every 30 days, with each such re-calibration taking between 2.5 and 3 hours to complete. In March 2014 we received CE Mark approval for six months calibration validity of the same device. This approval eliminates the need for monthly re-calibrations, and enables the calibration process to be conducted only when the sensor is replaced, once every 6 months. We believe that this feature of the GlucoTrack® model DF-F is a significant feature of the device. Receipt of the CE Mark allows us to market and sell the GlucoTrack® model DF-F glucose monitoring device in European Union (“EU”) member countries that have adopted the European Medical Device Directive (the “MDD”) without being subject to additional national regulations with regard to demonstration of performance and safety. However, although the MDD is applicable throughout the EU, in practice it does not ensure uniform regulation throughout the EU.  Accordingly, member countries may apply and enforce the MDD’s terms differently, and certain EU member countries may request or require performance and/or safety data additional to the MDD’s requirements from time to time, on a case-by-case basis. The CE Mark also permits the sale in countries that have an MDD Mutual Recognition Agreement with the EU.

On August 31, 2015, we received approval from the Notified Body for improvements to the GlucoTrack® model DF-F to simplify and shorten (from approximately 2.5 hours to approximately half an hour) the initial calibration process for the device. These improvements are intended to reduce the backlog created as purchasers of the device await calibration. In addition, we received approval from the Notified Body on the updated intended use for the device, which expands the intended user population to include not only Type 2 diabetics, but also people suffering from pre-diabetes conditions as well, which we believe represents a material expansion of the potential market for the device. In December 2015, we received approval from the Notified Body for further improvements to the GlucoTrack® model DF-F that increase the accuracy and efficacy of the device. On February 19, 2016, we received an extension of our ISO 13485:2003 certificate and Annex II certification from the EU.  The ISO 13485:2003 certification signifies that we have met the standards required for company-wide implementation of device quality management system(s).  The scope of the certification is design, development, manufacture and service of non-invasive glucose monitoring systems for home use.  Annex II also addresses quality control systems. The certification allows us to self-certify certain modifications and changes and simplifies some of the reporting to and review by the relevant Notified Body.  This can shorten the CE-mark review process of future GlucoTrack® model DF-F enhancements or revisions, including software updates and other improvements of the device that do not affect the intended use and/or safety performances. Without an Annex II certification, each new device enhancement or modified version would be subject to the full EU CE-mark review process.  The ISO 13485:2003 and Annex II certifications enable us to potentially reduce the time to market for product sales on new,  enhanced or modified GlucoTrack® model DF-F devices.

The GlucoTrack® model DF-F has not yet been approved for commercial sale in the United States. On August 10, 2015, we submitted pre-submission documents to the U.S. Food and Drug Administration (the “FDA”) in connection with our proposed future application for FDA approval of our U.S. clinical trial protocol.  The pre-submission documentation was submitted to the FDA in order to obtain the FDA’s guidance regarding the U.S. regulatory pathway for the GlucoTrack® model DF-F, the proper approach to refining the trial protocol, and preparing the pre-marketing application. On October 19, 2015, we met with the FDA to discuss the pre-submission documents, including the approach to and details of the clinical trial protocol for the GlucoTrack® model DF-F. On May 10, 2016 we submitted a pre-submission supplement (including clinical trial protocol) to the FDA which reflects the feedback received from the FDA at our October 2015 meeting. On July 18, 2016, we completed a teleconference with the FDA to further discuss our pre-submission supplement. At the end of this discussion, we received verbal confirmation from the FDA that clinical trials of the GlucoTrack® model DF-F constitute non-significant risk device studies, which allows the trials to proceed without an Investigational Device Exemption (IDE) application. Such trials are assessed by the FDA and not considered to present a potential for serious risk to the health, safety or the welfare of subjects. We have identified and are currently negotiating agreements with two US diabetes and endocrinology institutions in the United States, as well as prominent endocrinologists to conduct the clinical trials as Prime Investigators. Subject to finalization of these agreements and to raising sufficient funds to do so, we expect to begin clinical trials in the United States in the third or fourth quarter of 2016.

We are continuing to work on improvements of certain features of the GlucoTrack® model DF-F, such as further simplifying the calibration process and improving the accuracy of the device.  In addition, we are developing a wireless module (“WLM”) with embedded Bluetooth Low-Energy (BLE) and Wi-Fi technologies, which we expect will enable transmission of measurement data captured by the GlucoTrack® model DF-F to a cloud based server. We expect this module and the related applications, if successfully developed, to enable easy sharing, viewing and analysis of GlucoTrack® model DF-F glucose measurements and profile by clinicians and others. Subject to our raising sufficient funds to do so, we expect to complete the development of the WLM and related smartphone application as soon as the first quarter of 2017.

Since receiving CE Mark approval for our GlucoTrack® model DF-F glucose monitoring device, we have expanded our primary focus to include, in addition to research and development activities, preparation for anticipated future mass-production and distribution of the GlucoTrack® model DF-F in EU member countries and other countries that have an MDD Mutual Recognition Agreement with the EU, as well as other countries which consider the CE Mark as a reference for their regulatory or registration requirements. We have entered into exclusive distribution agreements with more than 15 distributors, and we are continuing negotiations with distributors in additional territories. The effectiveness of these agreements, in many cases, is subject to the receipt of local regulatory approval or registration, if required, for the commencement of sales of the GlucoTrack® model DF-F in the subject territory.  We cannot provide any assurance that we will receive the required local regulatory approvals in any of the countries in which such approvals are required, and therefore we may never be permitted to commence commercial sales of our products in such territories. Further discussions with other potential distributors are in different stages. Among other jurisdictions, we are in the process of seeking regulatory approval for the GlucoTrack® model DF-F in China (where we have a distribution agreement in place), South Korea (where we have a distribution agreement in place) and Japan (where we do not yet have a distribution agreement in place), and are awaiting local regulatory approval in each of those countries.

On May 4, 2016 we received regulatory approval from the Korean Ministry of Food and Drug Safety (KMFDS, formerly KFDA) for the GlucoTrack® model DF-F.  Prior to commencing sales of the GlucoTrack® model DF-F in South Korea, the Company will be required to undergo a GMP (Good Manufacturing Practice) audit. The KMFDS indicated that such audit will not require an on-site audit visit of the factory at which the GlucoTrack® model DF-F is manufactured but, instead, will be limited to a review of the relevant GMP documents.  All the required documentation has been submitted to the KMFDS and we expect to receive their approval during September 2016, unless further questions will be asked by the KMFDS.

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

The territories covered by our signed distribution agreements currently represent a potential market opportunity of up to approximately 141 million diagnosed diabetics (inclusive of both type 1 and type 2 diabetes patients).  This represents approximately 34% of the potential worldwide market of approximately 414 million people, based on estimates included in the International Diabetes Federation’s (IDF) Diabetes Atlas, 7th edition, 2015.  Of these territories, the territories in which the GlucoTrack® model DF-F has been approved for sale currently represent a potential market opportunity of up to approximately 23 million diagnosed diabetics (inclusive of both type 1 and type 2 diabetes patients), or 5.6% of the potential worldwide market. While we do not have reliable statistics that bifurcate the market opportunity among type 1 and type 2 diabetics, we believe that on average approximately 87% of all people suffering from diabetes have type 2 diabetes. Apart from the diagnosed patients, it is estimated that approximately 192 million people suffer from diabetes but have not yet been diagnosed.  Based on estimates included in the International Diabetes Federation’s (IDF) Diabetes Atlas, 7th edition, 2015, the market opportunity for undiagnosed diabetics is 71 million people in the territories covered by our signed distribution agreements, of which 11 million people are in the territories in which the GlucoTrack® model DF-F has been approved for sale.. Based on the IDF Diabetes Atlas, 6th edition, 2013 the world prevalence of pre-diabetics was 6.92% of the worldwide population, while the prevalence of diagnosed people with diabetes was 8.35%.

The Company has recently added two additional independent directors, bringing the total number of independent directors serving on our board of directors to 3 of the 5 members of the board. Additionally, the Company has recently formed a Nominating and Corporate Governance committee consisting solely of independent directors.  The Company will continue to appoint independent board members and create committees as appropriate to support the Company.

In support of our global commercialization, sales and distribution efforts, the Company is currently in an active search for a Chief Commercialization Officer, as well as additional executives with the expertise and experience necessary to fully execute on the commercial opportunity.

We do not own commercial manufacturing facilities and do not intend to build commercial manufacturing facilities of our own in the foreseeable future. We currently utilize a third party manufacturer in Israel to manufacture the GlucoTrack® model DF-F.  In July 2014, we entered into a manufacturing agreement with Wistron Corp. (“Wistron”), a Taiwanese entity and the manufacturing arm of Acer Inc.  Pursuant to such agreement, Wistron has agreed to mass produce and service, on a non-exclusive basis, the GlucoTrack® model DF-F and any future products, if any, introduced by us. Pursuant to such agreement, Wistron has also agreed to provide full turn-key manufacturing services for the GlucoTrack® model DF-F, including components procurement, unit assembly, device integration, testing, packaging and delivery to customers (distributors).  In November 2015, we sent a delegation to Wistron’s main production facility in Taiwan to, among other things, inspect the readiness of Wistron’s production line for the GlucoTrack® model DF-F.  Wistron has produced a small pilot batch and is in the process of producing a second pilot batch of the GlucoTrack® model DF-F device. Subject to satisfactory completion of a GMP audit by the local regulatory authorities in Taiwan, we now anticipate that the production line for the GlucoTrack® model DF-F will be operational during the third quarter or beginning of fourth quarter of 2016.  Following the completion of Wistron’s production line, we intend to utilize the services of both Wistron and the Israeli third-party manufacturer to produce the GlucoTrack® model DF-F.

We have expanded our Advisory board to include renowned key opinion leaders, in order to support the Company’s global clinical, regulatory and commercialization efforts. The advisory board now comprises six experts: Prof. Dr. Lutz Heinemann (Chairman): CEO, Science & Co, Düsseldorf, Germany; Prof. Irl B. Hirsch: University of Washington, School of Medicine, WA, USA; Prof. Dr. Michael Heise: University of Applied Science of South-Westphalia, Iserlohn, Germany; Prof. Jan Bolinder: Professor of Clinical Diabetes Research at the Department of Medicine, Huddinge, Sweden; Prof. Katharine Barnard: Health Psychologist, Bournemouth University, Faculty of Health and Social Science, England; and Dr. Barry H. Ginsberg: Diabetes Consultant, DMTC, NJ, USA.

In support of the commercialization effort, we intend to conduct post-market clinical trials , as well as publish scientific and clinical studies, case studies, and white papers. To that end, we have engaged with a leading clinic in Germany, Pfutzner Science & Health Institute, GmbH, headed by Prof. Dr. Andreas Pfutzner, to conduct additional clinical trials on subjects with Type 2 diabetes and pre-diabetics. We are in negotiations with another site in Israel and anticipate adding additional sites in Europe.

Given the improvements to the device that were submitted for approval in the second half of 2015 and approved in August and December 2015, we deliberately postponed sales of the GlucoTrack® model DF-F in the second half of 2015.  We held an international distributors’ conference in October 2015 during which, we educated our international distributors about the improvements to the device and set the expectation to begin taking orders for the improved device in the first quarter of 2016.  In early 2016, after introducing the improved version of GlucoTrack® model DF-F, we received orders totaling approximately $300,000, of which orders in the amount of $146,000 have been shipped and recognized as revenues during the first and second quarter of 2016. We expect that the balance of such orders will be shipped and recognized as revenues during the third and fourth quarters of 2016, subject to receipt of payments from the distributors.

We also received orders, totaling approximately $1.75 million that are contingent on the receipt of local regulatory approval to market the GlucoTrack® model DF-F in certain countries.  We delivered devices totaling $300,000 during the second quarter of 2016 for which we have received payments in the amount of $200,000 and the balance is expected to be paid during the third quarter of 2016. We cannot guarantee when the remaining orders in the amount of $1.45 million will be fulfilled (if at all), due to the pending local regulatory process, and we have not received any pre-payments for these orders.

In addition to the improvements to the GlucoTrack® model DF-F described previously, we have also continued to work on additional incremental improvements to the device and the development of new devices and, subject to our raising sufficient funds to do so, intend to continue these efforts in 2016.  Specifically, we are developing a cloud-connected WLM.  We also initiated development of the next generation of GlucoTrack® model DF-F devices, as well as a simple model, DF-B, intended for use in developing countries.

We have not yet generated any material revenues from our operations and, as of June 30, 2016, have incurred an accumulated deficit of $32,476,186, stockholders’ deficit of $8,757,799 and negative operating cash flows. We currently have no material sources of recurring revenue and therefore are dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Recent Developments

As previously disclosed, during the three month period ended June 30, 2016 we raised funds in an aggregate amount of approximately $3.75 million (net of related cash expenses) from the issuance in two separate closings of 4,425 units (the “Series C Units”), each consisting of (a) one share of our newly designated Series C 5.5% Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), convertible into shares of our common stock, par value $0.001 per share (“Common Stock”), at an initial conversion price of $4.50 per share, (b) a five year warrant to purchase, at an exercise price of $4.50 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series C Preferred Stock (each a “Series C-1 Warrant”) and (c) a five year warrant to purchase, at an exercise price of $7.75 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series C Preferred Stock (each a “Series C-2 Warrant” and, together with the Series C-1 Warrants, collectively, the “Series C Warrants”). As of June 30, 2016, the shares of Preferred Stock comprising the Series C Units are convertible into an aggregate of 983,386 shares of Common Stock, and the Series C Warrants comprising the Series C Units are exercisable for an aggregate of 1,966,772 shares of Common Stock, in each case subject to adjustments in certain circumstances.

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with Andrew Garrett, Inc. (“AGI”), the placement agent for the offering of the Series C Units, at the initial closing of the sale of the Series C Units we paid AGI, as a commission, an amount equal to  6% of the aggregate sales price of the Series C Units, plus 4% of the aggregate sales price as a management fee plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series C Units.  At each of the second, third and fourth closing of the sale of the Series C Units, we paid AGI, as a commission, an amount equal to 10% of the aggregate sales price of the Series C Units sold in such closing, plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series C Units sold in such closing. In addition, pursuant to the Placement Agent Agreement, we are required to issue to AGI: (a) 5 year warrants to purchase up to 196,678 shares of Common Stock at an exercise price of $4.50 per share and (b) 5 year warrants to purchase up to 98,339 shares of Common Stock at an exercise price of $7.75 per share.

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

The amendments in ASU 2014-16 apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of shares.

The effects of initially adopting the amendments in ASU 2014-16 were required to be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of shares as of the beginning of the fiscal year for which the amendments are effective. However, retrospective application was permitted to all relevant prior periods.

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

During 2016, the FASB issued several Accounting Standard Updates (“ASUs”) that focus on certain implementation issues of the new revenue recognition guidance including Narrow-Scope Improvements and Practical Expedients, Principal versus Agent Considerations and Identifying Performance Obligations and Licensing.

For a public entity, the amendments in ASU 2014-09 (including the amendments introduced through recent ASUs) are effective for annual reporting periods beginning after December 15, 2016, including interim periods within the first annual reporting period (the first quarter of fiscal year 2017 for the Company). Early application is not permitted.

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

Due to the current financial condition of the Company and the existing uncertainty regarding its ability to continue as a going concern, management does not believe that the provisions of ASU 2014-15 will have a significant effect on its evaluation of the Company’s ability to continue as a going concern. However, management is currently considering if additional disclosures will be required as a result of ASU 2014-15.

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

Results of Operations

The following discussion explains material changes in our results of operations for the six and three month periods ended June 30, 2016, compared with the same periods ended June 30, 2015. This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenues

During the six month period ended June 30, 2016, we had revenues of $470,878 from orders for our GlucoTrack® model DF-F glucose monitoring device and personal ear-clip (“PEC”) that are replaced every six months, as compared with $143,167 for the prior-year period.  The increase in revenues resulted from increased orders from customers for our  improved GlucoTrack® model DF-F for which we received approval from the Notified Body on August 31, 2015 and December 2015.

We recognize revenues from sales of the GlucoTrack® model DF-F and PECs when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed and determinable, collectability is reasonably assured and no further obligations exist.

Research and Development Expenses

Research and development expenses were $1,531,396 for the six month period ended June 30, 2016, as compared to $1,036,305 for the prior-year period. The increase is attributable primarily to higher salary costs and related expenses resulting from increased head-count and higher salaries, higher materials expenses primarily as a result of the engagement of research and development in the initial manufacturing of the GlucoTrack DF-F, and higher regulation related expenses relating primarily to our efforts in seeking regulatory approval for the GlucoTrack® model DF-F in China. Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, travel expenses, clinical trials and other expenses. Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect  research and development expenses to increase during the remainder of 2016 and beyond, primarily due to hiring additional personnel and developing our product line, as well as improvement of the GlucoTrack® model DF-F; however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs including the FDA registration process, specific requirements from customers, development of new GlucoTrack® models and others.

Selling, Marketing and General and Administrative Expenses

Selling, marketing and general and administrative expenses were $1,787,309 for the six month period ended June 30, 2016, as compared to $1,083,762 for the prior-year period. The increase is attributable primarily to higher salaries and related expenses relating to the hiring of our Chief Operating Officer on January 1, 2016 and the hiring of additional sales, marketing and business development personnel. The increase is also attributable to the one-time charges in the amount of $211,077 representing the incremental fair market value adjustments in respect of modified warrants issued to AGI (See Note 3). In addition, the increase is also attributable in part to higher professional fees primarily due to the engagement during the second quarter of 2015 of Ogilvy CommonHealth (Paris). Selling, marketing and general and administrative expenses consist primarily of professional services, salaries, travel expenses and other related expenses for executive, finance and administrative personnel, including stock-based compensation expenses. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services. Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect selling, marketing and general and administrative expenses to increase in 2016 and beyond as we continue our focus on marketing and sales of the GlucoTrack® model DF-F.

Financing (income) expenses, net

Financing (income) expenses, net was $(32,065) for the six month period ended June 30, 2016, as compared to financing expense of 1,224,437 for the prior-year period. The change is primarily attributable to the non-cash loss on partial extinguishment of Series A Preferred Stock and Series A Warrants during the six months period ended June 30, 2015 (see Note 10C to our annual report on Form 10-K for the year ended December 31, 2015).

Net loss

Net loss was $2,815,762 for the six month period ended June 30, 2016, as compared to a net loss was $3,201,337 for the prior-year period. The decrease in net loss is attributable primarily to the change in financing (income) expenses, net and increase in revenues offset partially by the increase in operating expenses, as described above.

Three Months Ended June 30, 2016 Compared to three Months Ended June 30, 2015

Revenues

During the three month period ended June 30, 2016, we had revenues of $381,731 from orders for our GlucoTrack® model DF-F glucose monitoring device and PECs that are replaced every six months, as compared with $67,342 for the prior-year period.  The increase in revenues resulted from increased orders from customers for our  improved GlucoTrack® model DF-F for which we received approval from the Notified Body on August 31, 2015 and December 2015.

We recognize revenues from GlucoTrack® model DF-F and PEC when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed and determinable, collectability is reasonably assured and no further obligations exist.

Research and development expenses

Research and development expenses were $880,696 for the three months ended June 30, 2016, as compared to $557,980 for the prior-year period. The increase is attributable primarily to higher salary costs and related expenses resulting from increased head-count and higher salaries, higher materials expenses primarily as a result of the engagement of research and development in the initial manufacturing of the GlucoTrack DF-F, and higher regulation related expenses relating primarily to our efforts in seeking regulatory approval for the GlucoTrack® model DF-F in China. Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, travel expenses, clinical trials and other expenses. Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect  research and development expenses to increase during the remainder of 2016 and beyond, primarily due to hiring additional personnel and developing our product line, as well as improvement of the GlucoTrack® model DF-F; however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs including the FDA registration process, specific requirements from customers, development of new GlucoTrack® models and others.

Selling, marketing and general and administrative expenses

Selling, marketing and general and administrative expenses were $1,084,465 for the three month period ended June 30, 2016, as compared to $605,565 for the prior-year period. The increase is attributable primarily to higher salaries and related expenses relating to the hiring of our Chief Operating Officer on January 1, 2016 and the hiring of additional sales, marketing and business development personnel. The increase is also attributable to the one-time charges in the amount of $211,077 representing the incremental fair market value adjustments in respect of modified warrants issued to AGI (See Note 3). In addition, the increase is also attributable in part to higher professional fees primarily due to the engagement during the second quarter of 2015 of Ogilvy CommonHealth (Paris). Selling, marketing and general and administrative expenses consist primarily of professional services, salaries, travel expenses and other related expenses for executive, finance and administrative personnel, including stock-based compensation expenses. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services. Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect selling, marketing and general and administrative expenses to increase during the remainder of 2016 and beyond as we continue our focus on marketing and sales of the GlucoTrack® model DF-F; however, we may adjust or allocate the level of our marketing and general and administrative expenses based on available financial resources and based on our commercial needs including the FDA registration process, specific requirements from customers, development of new GlucoTrack® models and others.

Financing expenses, net

Financing expenses, net were $5,568 for the three month period ended June 30, 2016, as compared to expenses of $570,603 for the prior-year period. The change is primarily attributable to the non-cash loss on partial extinguishment of Series A Preferred Stock and Series A Warrants incurred during the three month period ended June 30, 2015 (see Note 10C to our annual report on Form 10-K for the year ended December 31, 2015).

Net Loss

Net loss was $1,588,998 for the three month period ended June 30, 2016, as compared to $1,666,806 for the prior-year period. The decrease in net loss is attributable primarily to the change in financing (income) expenses, net and increase in revenues offset partially by the increase in operating expenses, as described above.

Liquidity and Capital Resources

As of June 30, 2016, cash on hand was approximately $1.41 million. During 2016 we started fulfilling orders for our improved GlucoTrack® model DF-F, which resulted in cash collections from our customers as of August 15, 2016 of approximately $489,000.  While we expect to continue to generate additional cash from sales, we do not anticipate that our income from operations will be sufficient to sustain our operations in the next 12 months.  Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents on hand as of August 12, 2016 in the amount of approximately $413,000, will enable us to operate for a period of less than thirty days from the date of this report. In order to fund our anticipated liquidity needs beyond such period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need to raise additional capital.

We have a credit line with Bank HaPoalim of NIS 150,000 (approximately $39,002 based on the exchange rate of 3.85 NIS/dollar as of June 30, 2016). Borrowings under the line of credit are secured by our funds on deposit with the bank at the time of borrowing, which generally must be sufficient to cover the principal amount of the borrowings in full. As of June 30, 2016 and August 15, 2016, we did not utilize our credit line.

Messrs. Avner Gal and Zvi Cohen collectively loaned Integrity Israel NIS 176,000 ($45,762 based on the same exchange rate) in May 15, 2002 pursuant to a board approval. Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned Integrity Israel NIS 336,300 ($87,441 based on the same exchange rate) on March 16, 2004. These loans are not required to be repaid until the first year in which we realize profits in our annual statement of operations (accounting profit). At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales in the relevant quarter, beginning on the quarter following the first year in which we realize profits in our annual statement of operations. The total amount to be repaid by us to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to us, plus an amount equal to the product of the amount of each payment made by us in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment. However, notwithstanding the above-mentioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital. Our board of directors is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

Integrity Israel is required to pay royalties to the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of the State of Israel at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the development plan up to an amount equal to $93,300, plus interest at LIBOR from the date of grant. As of June 30, 2016, the contingent liability with respect to royalty payment on future sales equals to approximately $72,993, excluding interest.

Net Cash Used in Operating Activities for the Six Month Periods Ended June 30, 2016 and June 30, 2015

Net cash used in operating activities was $2,887,167 and $1,836,282 for the six month periods ending June 30, 2016 and 2015, respectively. Net cash used in operating activities primarily reflects the net loss of $2,815,762 for the six month periods ending June 30, 2016 and 2015, respectively. Net cash used in operating activities was partially offset by the one-time charges in the amount of $211,077 representing the incremental fair market value adjustments in respect of modified warrants issued to AGI during the six month period ended June 30, 2016 and loss on extinguishment of Series A Preferred Stock and Series A Warrants during the six month period ended June 30, 2015 in the amount of $1,270,971. Changes in operating assets and liabilities during the six month period ended June 30, 2016 increased our net cash used in operating activities for the six months period ended June 30, 2016 by $279,908, which resulted primarily from payment of deferred balances to suppliers. For the six months period ended June 30, 2015 net cash used in operations was partially offset by changes in operating assets and liabilities in the amount of $156,759 resulting primarily for deferral of payments to suppliers.

Net Cash Used in Investing Activities for the Six Month Periods Ended June 30, 2016 and June 30, 2015

Net cash used in investing activities was $46,397 and $43,171 for the six month periods ended June 30, 2016, and 2015, respectively. Net cash used to purchase equipment (such as computers, R&D and office equipment) was $46,397 and $18,892, respectively and cash used to fund deposits in respect of employees rights upon retirement amounted to $0 and $24,279, for the six month periods ended June 30, 2016, and 2015, respectively.

Net Cash Provided by (Used in) Financing Activities for the Six Month Periods Ended June 30, 2016 and June 30, 2015

Net cash provided by (used in) financing activities was $3,745,726 and $(486,975) for the six month period ended June 30, 2016 and 2015, respectively. Cash provided by financing activities for the six months period ended June 30, 2016 reflects net capital raised from the issuance of Series C units in the amounts of $3,750,479, offset partially by dividends paid to the holders of our Preferred Stock in the amounts of $4,753. Cash used in financing activities  for the six month period ended June 30, 2015, reflects primarily the repayment of stockholders loan to Stockholders (see Note 9D to our annual report on Form 10-K for the year ended December 31, 2015) in the amount of $439,939 and cash dividends paid to the holders of our Series A Preferred Stock in the amounts of $47,036.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.    Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
3.3	Bylaws of Integrity Applications, Inc. (1)
3.4	Certificate of Designation of Preferences and Rights of Series A 5% Convertible Preferred Stock (2)
3.5	Certificate of Designation of Preferences and Rights of Series B 5.5% Convertible Preferred Stock (3)
3.6	Certificate of Designation of Preferences and Rights of Series C 5.5% Convertible Preferred Stock (4)
4.1	Form of Securities Purchase Agreement (4)
4.2	Form of Series C-1 Common Stock Purchase Warrant (4)
4.3	Form of Series C-2 Common Stock Purchase Warrant (4)
4.4	Form of Registration Rights Agreement (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (5)
101.SCH	XBRL Schema Document (5)
101.CAL	XBRL Calculation Linkbase Document (5)
101.LAB	XBRL Label Linkbase Document (5)
101.PRE	XBRL Presentation Linkbase Document (5)
101.DEF	XBRL Definition Linkbase Document (5)

—————————————
(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on August 22, 2011, which exhibit is incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 18, 2013, which exhibit is incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on September 5, 2014, which exhibit is incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 14, 2016, which exhibit is incorporated herein by reference.

(5)	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 15, 2016

INTEGRITY APPLICATIONS, INC.
By:	/s/ Avner Gal
Name:	Avner Gal
Title	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Eran Hertz
Name:	Eran Hertz
Title	Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
3.3	Bylaws of Integrity Applications, Inc. (1)
3.4	Certificate of Designation of Preferences and Rights of Series A 5% Convertible Preferred Stock (2)
3.5	Certificate of Designation of Preferences and Rights of Series B 5.5% Convertible Preferred Stock (3)
3.6	Certificate of Designation of Preferences and Rights of Series C 5.5% Convertible Preferred Stock (4)
4.1	Form of Securities Purchase Agreement (4)
4.2	Form of Series C-1 Common Stock Purchase Warrant (4)
4.3	Form of Series C-2 Common Stock Purchase Warrant (4)
4.4	Form of Registration Rights Agreement (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (5)
101.SCH	XBRL Schema Document (5)
101.CAL	XBRL Calculation Linkbase Document (5)
101.LAB	XBRL Label Linkbase Document (5)
101.PRE	XBRL Presentation Linkbase Document (5)
101.DEF	XBRL Definition Linkbase Document (5)

—————————————
(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on August 22, 2011, which exhibit is incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 18, 2013, which exhibit is incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on September 5, 2014, which exhibit is incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 14, 2016, which exhibit is incorporated herein by reference.

(5)	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.