Form 10-Q
period 2016-09-30
Integrity Applications, Inc.
filed 2016-11-14
CIK 1506983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

or

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

Yes ☐          No ☒

As of November 14, 2016, 5,912,702 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

INTEGRITY APPLICATIONS, INC.

INTEGRITY APPLICATIONS, INC.
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	September 30,	December 31,
	2016	2015
	(unaudited)
A S S E T S
Current Assets
Cash and cash equivalents	696,159	608,701
Accounts receivable, net	71,601	18,446
Inventories	674,099	816,223
Other current assets	116,668	268,792
Total current assets	1,558,527	1,712,162
Property and Equipment, Net	262,843	220,463
Long-Term Restricted Cash	36,499	35,152
Funds in Respect of Employee Rights Upon Retirement	171,200	164,883

Total assets	2,029,069	2,132,660
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	297,034	1,082,546
Other current liabilities	718,284	427,886
Total current liabilities	1,015,318	1,510,432

Long-Term Liabilities
Long-Term Loans from Stockholders	166,457	160,314
Liability for Employee Rights Upon Retirement	180,810	174,137
Warrants with down-round protection	835,080	321,695
Total long-term liabilities	1,182,347	656,146

Total liabilities	2,197,665	2,166,578
Commitments and Contingent Liabilities
Temporary Equity
Convertible Preferred Stock of $ 0.001 par value ("Preferred Stock"):
10,000,000 shares of Preferred Stock authorized as of September 30, 2016 and December 31, 2015
376 shares of Series A Preferred Stock issued and outstanding as of September 30, 2016 and December 31, 2015	221,152	221,152
15,031 shares of Series B Preferred Stock issued and outstanding as of September 30, 2016 and December 31, 2015	6,715,844	6,715,844
5,323 and 0 shares of Series C Preferred Stock issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	2,832,314	-
Total temporary equity	9,769,310	6,936,996
Stockholders' Deficit
Common Stock of $ 0.001 par value ("Common Stock"):
40,000,000 shares authorized as of September 30, 2016 and December 31, 2015; 5,912,702 and 5,690,097 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	5,914	5,691
Additional paid in capital	24,166,078	22,309,742
Accumulated other comprehensive income	79,785	90,168
Accumulated deficit	(34,189,683)	(29,376,515)
Total stockholders' deficit	(9,937,906)	(6,970,914)
Total liabilities, temporary equity and stockholders’ deficit	2,029,069	2,132,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)
	Nine month period ended September 30,		Three month period ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Revenues	482,177	143,167	11,299	-
Research and development expenses	2,226,833	1,596,494	695,437	560,189
Selling, marketing and general and administrative expenses	2,589,504	1,647,054	802,195	563,292
Total operating expenses	4,816,337	3,243,548	1,497,632	1,123,481
Operating loss	4,334,160	3,100,381	1,486,333	1,123,481

Financing (income) expenses, net	(63,654)	1,196,926	(31,589)	(27,511)
Loss for the period	4,270,506	4,297, 307	1,454,744	1,095,970
Other comprehensive (income) loss:
Foreign currency translation adjustment	10,383	(9,639)	(19,656)	46,081

Comprehensive loss for the period	4,280,889	4,287,668	1,435,088	1,142,051

Loss per share (Basic)	(0.84)	(0.85)	(0.30)	(0.22)

Loss per share (Diluted)	(0.84)	(0.85)	(0.30)	(0.22)

Common shares used in computing Basic income (loss) per share	5,746,838	5,426,688	5,806,724	5,513,265
Common shares used in computing Diluted income (loss) per share	5,746,838	5,426,688	5,806,724	5,513,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	US dollars (except share data)
	(unaudited)
	Common Stock			Accumulated other		Total
	Number of shares	Amount	Additional paid in capital	comprehensive income	Accumulated deficit	Stockholders’ deficit

Balance as of January 1, 2016	5,690,097	5,691	22,309,742	90,168	(29,376,515)	(6,970,914)
Loss for the period of nine months	-	-	-	-	(4,270,506)	(4,270,506)
Other comprehensive loss	-	-	-	(10,383)	-	(10,383)
Amounts allocated to Series C-1 and Series C-2 Warrants, net	-	-	1,402,606	-	-	1,402,606
Amount classified out of stockholders deficit and presented as Warrants with Down-Round Protection within long-term liabilities	-	-	(341,662)	-	-	(341,662)
Incremental fair market value adjustments of modified warrants issued to placement agent	-	-	211,077	-	-	211,077
Stock dividend on Series C Preferred Stock	33,690	34	80,048	-	(80,082)	-
Stock dividend on Series B Preferred Stock	188,915	189	448,862	-	(449,051)	-
Cash dividend on Series A Preferred Stock	-	-	-	-	(13,529)	(13,529)
Stock-based compensation	-	-	55,405	-	-	55,405
Balance as of September 30, 2016	5,912,702	5,914	24,166,078	79,785	(34,189,683)	(9,937,906)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Nine month period ended September 30,
	2016	2015
	(unaudited)
Cash flows from operating activities:
Loss for the period	(4,270,506)	(4,297,307)
Adjustments to reconcile income (loss) for the period to net cash used in operating activities:
Depreciation	41,951	29,709
Stock-based compensation	55,405	15,675
Incremental fair market value adjustments of modified warrants issued to placement agent	211,077	-
Change in the fair value of Warrants with down-round protection	(110,498)	(119,148)
Linkage difference on principal of loans from stockholders	27	(1,384)
Loss on partial extinguishment of Series A Preferred Stock and Series A Warrants	-	1,284,354
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(51,356)	1,251
Decrease (increase) in inventory	170,274	(180,144)
Decrease (increase) in other current assets	157,149	(135,485)
(Decrease) increase in accounts payable	(815,795)	363,639
Increase (decrease) in other current liabilities	265,983	(68,374)
Net cash used in operating activities	(4,346,289)	(3,107,214)

Cash flows from investing activities:
Increase in funds in respect of employee rights upon retirement	-	(24,279)
Purchase of property and equipment	(75,269)	(94,714)
Net cash used in investing activities	(75,269)	(118,993)

Cash flows from financing activities
Cash dividend on Series A Preferred Stock	(13,529)	(52,361)
Proceeds allocated to Series C Preferred Stock, net of cash issuance expenses	3,021,063	-
Proceeds allocated to Series C Warrants, net of cash issuance expenses	1,496,077	-
Repayment of loan from stockholders	-	(439,939)
Net cash provided by (used in) financing activities	4,503,611	(492,300)
Effect of exchange rate changes on cash and cash equivalents	5,405	(4,195)
Increase (decrease) in cash and cash equivalents	87,458	(3,722,702)
Cash and cash equivalents at beginning of the period	608,701	5,827,560
Cash and cash equivalents at end of the period	696,159	2,104,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

Supplementary information on financing activities not involving cash flows:

$282,221, representing the fair value of warrants issued as consideration for placement agent services, was accounted for as Warrants with Down-Round Protection within long-term liabilities. Of these direct  issuance expenses, $93,471 was allocated to the Series C-1 and Series C-2 Warrants and was recorded as a reduction of additional paid in capital, and $188,750 was allocated to the Series C Preferred Stock and recorded as a reduction of temporary equity.

$341,662, representing the amount classified out of stockholders deficit and presented as Warrants with Down-Round Protection within long-term liabilities (See Note 2B and Note 3).

$449,051 and  $80,082 representing the fair value of the shares of Common Stock issued to owners of Series B Preferred Stock and owners of Series C Preferred Stock, respectively, was accounted for as a stock dividend in the statement of changes in stockholders’ deficit and was charged to accumulated deficit against additional paid in capital and Common Stock therein.

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

Since its incorporation, the Company did not conduct any material operations other than those carried out by Integrity Israel.  The development and commercialization of Integrity Israel's product is expected to require substantial expenditures.  Integrity Israel and the Company (collectively, the "Group") have not yet generated any material revenues from operations, and therefore they are dependent upon external sources for financing their operations. As of September 30, 2016, the Group has incurred an accumulated deficit of $34,189,683, stockholders’ deficit of $9,937,906 and negative operating cash flows.  These factors raise substantial doubt about the Group’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  During 2012, the Company raised a total amount of approximately $1.0 million (net of related expenses) from the issuance of Common Stock. During 2013, the Company raised funds in an approximate amount of $5.3 million (net of related cash expenses) from the issuance of units (the “Series A Units”) consisting of shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and detachable warrants to purchase shares of the Company’s Common Stock (the “Series A Warrants” or “Warrants with down round protection”).  During the period between August and December 2014, the Company raised funds in an aggregate amount of approximately $7.3 million (net of related cash expenses) from the issuance of units (the “Series B Units”), each consisting of (a) one share of the Company’s newly designated Series B 5.5% Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), convertible into Common Stock at an initial conversion price of $5.80 per share, (b) a five year warrant to purchase, at an exercise price of $5.80 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series B Preferred Stock (each a “Series B-1 Warrant”) and (c) a five year warrant to purchase, at an exercise price of $10.00 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series B Preferred Stock (each a “Series B-2 Warrant” and, together with the Series B-1 Warrants, collectively, the “Series B Warrants”).  During the nine month period ended September 30, 2016, the Company raised funds in an aggregate amount of approximately $4.52 million (net of related cash expenses) through the issuance of 5,323 units (the “Series C Units”), each consisting of (a) one share of the Company’s newly designated Series C 5.5% Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), convertible into Common Stock at an initial conversion price of $4.50 per share, (b) a five year warrant to purchase, at an exercise price of $4.50 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series C Preferred Stock (each a “Series C-1 Warrant”) and (c) a five year warrant to purchase, at an exercise price of $7.75 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series C Preferred Stock (each a “Series C-2 Warrant” and, together with the Series C-1 Warrants, collectively, the “Series C Warrants”), as described in further detail in Note 3.

INTEGRITY APPLICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	–	GENERAL (cont.)

B.	Going concern uncertainty (cont.)

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

The results for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any future period.

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

The changes in the fair value of the Level 3 liability are as follows (in US dollars):

	Series A Warrants
	September 30,
	2016	2015

Balance, Beginning of the period	321,695	2,057,618
Warrants issued as consideration for placement services	282,221	-
Amount classified out of stockholders deficit and presented as Warrants with Down-Round Protection	341,662	-
Exchange of Series A Warrants pursuant to the “most favored nation” provision	-	(1,586,831)
Change in fair value Warrants with Down-Round Protection	(110,498)	(119,148)
Balance, End of period	835,080	351,639

The key inputs used in the fair value calculations were as follows:

	September 30,
	2016	2015
Dividend yield (%)	-	-
Expected volatility (%) (*)	62.16	105.14
Risk free interest rate (%)	0.72-1.21	1.01
Expected term of options (years) (**)	1.45-5.00	2.45
Exercise price (US dollars)	4.50-7.75	5.80
Share price (US dollars) (***)	2.38	2.31
Fair value (US dollars)	0.26-0.60	0.92

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

(***)
The Common Stock price, per share reflects the Company’s management’s estimation of the fair value per share of Common Stock as of September 30, 2016 and 2015. In reaching its estimation for such periods, management considered, among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series C Units and the Series B Units, as applicable to each reporting period (See Note 3).

INTEGRITY APPLICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

C.	Recently issued accounting pronouncements

1.	Accounting Standards Update 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity”

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

INTEGRITY APPLICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

C.	Recently issued accounting pronouncements (cont.)

2.	Accounting Standards Update 2014-09, “Revenue from Contracts with Customers”

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

In accordance with a recent amendment to ASU 2014-09, introduced by Accounting Standard 2015-14, “Revenue from contracts with Customers – Deferral of the Effective Date”, for a public entity, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period (the first quarter of fiscal year 2018 for the Company). Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

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

4.	Accounting Standards Update 2015-11, “Simplifying the Measurement of Inventory”

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

A.
During February 2016, the Company entered into an Advisory Agreement with AGI, pursuant to which the Company retained AGI on a non-exclusive basis to provide certain advisory services to the Company. As consideration for such services, the Company extended through December 31, 2019, the expiration date of 422,077 warrants issued to AGI and/or its designees in connection with the Company’s common stock offering completed in 2010 and the Series A Unit offering completed in 2012. The Advisory Agreement had an initial term of six months, subject to automatic renewal for additional 30 day terms unless terminated by either party with 30 days written notice.  In April 2016, the Company and AGI amended that Advisory Agreement to extend the term of the Advisory Agreement for an additional six months.  In consideration for such extension, the Company agreed to modify the terms of the 439,674 warrants issued to AGI and/or its designees in connection with the Series B Unit offering to include full-ratchet anti-dilution protection. As a result of the two agreements the Company recorded in its statement of operations for the nine month period ended September 30, 2016, a one-time charge in the amount of $211,077 representing the incremental fair market value adjustments in respect of the above modified warrants issued to the placement agent. Such incremental fair market value adjustments represent the increase in the fair value of the warrants resulting from the above modifications and were recorded against stockholders’ deficit. In addition, as a result of the inclusion of anti-dilution protection, the Company classified $341,662, representing the fair market value at April 2016 of the above 439,674 warrants issued to AGI out of stockholders deficit and presented them as Warrants with down round protection within long-term liabilities.

B.
During the nine month period ended September 30, 2016, the Company raised funds in an aggregate amount of approximately $4.52 million (net of related cash expenses) from the issuance in six separate closings of 5,323 Series C Units. As of September 30, 2016, the shares of Preferred Stock comprising the Series C Units are convertible into an aggregate of 1,186,000 shares of Common Stock, and the Series C Warrants comprising the Series C Units are exercisable for an aggregate of 2,372,000 shares of Common Stock, in each case subject to adjustment as described below.

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with AGI, at the initial closing of the sale of the Series C Units the Company paid AGI, as a commission, an amount equal to 6% of the aggregate sales price of the Series C Units, plus 4% of the aggregate sales price as a management fee plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series C Units. At the end of the second, third, fourth, fifth and sixth closings of the sale of the Series C Units, the Company paid AGI, as a commission, an amount equal to 10% of the aggregate sales price of the Series C Units sold in such closing, plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series C Units sold in such closing. In addition, pursuant to the Placement Agent Agreement, the Company is required to issue to AGI: (a) 5 year warrants to purchase up to 237,201 shares of Common Stock at an exercise price of $4.50 per share and (b) 5 year warrants to purchase up to 118,600 shares of Common Stock at an exercise price of $7.75 per share. The terms of such warrants will be substantially similar to the Series C Warrants except that the warrants issued to AGI will also be exercisable on a cashless basis and will include full ratchet anti-dilution protection.

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

Subject to the beneficial ownership limitation described below, holders of Series C Preferred Stock will vote together with the holders of Common Stock, Series A Preferred Stock and Series B Preferred Stock on an as-converted basis. Holders will not be permitted to convert their Series C Preferred Stock if such conversion would cause such holder to beneficially own more than 4.99% of the outstanding Common Stock (subject to increase to 9.99%, at the option of the holder, upon no less than 61 days prior written notice to the Company) (the “Beneficial Ownership Limitation”). In addition, no holder may vote any shares of Series C Preferred Stock (on an as-converted to Common Stock basis) in excess of the Beneficial Ownership Limitation.

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

INTEGRITY APPLICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 4	–	INVENTORIES

	US dollars
	September 30,	December 31,
	2016	2015
	(unaudited)

Raw materials	169,446	205,645
Work in process	408,600	551,111
Finished products	96,053	59,467
	674,099	816,223

NOTE 5	–	FINANCING (INCOME) EXPENSES, NET

	US dollars		US dollars
	Nine month period ended September 30,		Three month period ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Israeli CPI linkage difference on principal of loans from stockholders	27	(1,384)	666	488
Exchange rate differences	33,329	23,877	9,118	(14,392)
Change in fair value of Warrants with down round protection	(110,498)	(119,148)	(46,286)	(27,839)
Interest expenses on credit from banks and other	13,488	9,227	4,913	849
Loss on partial extinguishment of Series A Preferred Stock and Series A Warrants	-	1,284,354	-	13,383
	(63,654)	1,196,926	(31,589)	(27,511)

INTEGRITY APPLICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 6	–	LOSS PER SHARE

In periods of net loss, basic loss per share is computed by dividing net loss for the period after consideration of the effect of dividend on preferred stock by the weighted average number of shares outstanding during the period.

The loss and the weighted average number of shares used in computing basic and diluted loss per share for the nine and three month periods ended September 30, 2016 and 2015 are as follows:

	US dollars		US dollars
	Nine month period ended September 30,		Three month period ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Loss for the period	(4,270,506)	(4,297, 307)	(1,454,744)	(1,095,970)
Cash dividend on Series A Preferred Stock	(13,529)	(52,361)	(4,076)	(5,325)
Stock dividend on Series B Preferred Stock	(449,051)	(270,307)	(194,950)	(84,512)
Stock dividend on Series C Preferred Stock	(80,082)	-	(59,727)	-
Loss for the period attributable to common stockholders	(4,813,168)	(4,619,975)	(1,713,497)	(1,185,807)

	Number of shares		Number of shares
	Nine month period ended September 30,		Three month period ended September 30,
	2016	2015	2016	2015

Number of shares:
Common shares used in computing basic income (loss) per share	5,746,838	5,426,688	5,806,724	5,513,265
Common shares used in computing diluted income (loss) per share	5,746,838	5,426,688	5,806,724	5,513,265
Total weighted average number of common shares related to outstanding convertible Preferred Stock, options and warrants excluded from the calculations of diluted income (loss) per share (*)	12,125,368	9,425,407	13,915,740	9,539,832

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

The GlucoTrack® model DF-F has not yet been approved for commercial sale in the United States. On August 10, 2015, we submitted pre-submission documents to the U.S. Food and Drug Administration (the “FDA”) in connection with our proposed future application for FDA approval of our U.S. clinical trial protocol.  The pre-submission documentation was submitted to the FDA in order to obtain the FDA’s guidance regarding the U.S. regulatory pathway for the GlucoTrack® model DF-F, the proper approach to refining the trial protocol, and preparing the pre-marketing application. On October 19, 2015, we met with the FDA to discuss the pre-submission documents, including the approach to and details of the clinical trial protocol for the GlucoTrack® model DF-F. On May 10, 2016 we submitted a pre-submission supplement (including clinical trial protocol) to the FDA which reflects the feedback received from the FDA at our October 2015 meeting. On July 18, 2016, we completed a teleconference with the FDA to further discuss our pre-submission supplement. At the end of this discussion, we received verbal confirmation from the FDA that clinical trials of the GlucoTrack® model DF-F constitute non-significant risk device studies, which allows the trials to proceed without an Investigational Device Exemption (IDE) application. Such trials are assessed by the FDA and not considered to present a potential for serious risk to the health, safety or the welfare of subjects. We have identified and are currently negotiating agreements with two US diabetes and endocrinology institutions in the United States, as well as prominent endocrinologists to conduct the clinical trials as Prime Investigators. Subject to finalization of these agreements and to raising sufficient funds to do so, we expect to begin clinical trials in the United States in the fourth quarter of 2016 or first quarter of 2017.

We are continuing to work on improvements of certain features of the GlucoTrack® model DF-F, such as further simplifying the calibration process and improving the accuracy of the device.  Clinical trials conducted recently in Germany by Pfutzner Science & Health Institute, GmbH, headed by Prof. Dr. Andreas Pfutzner, on subjects with Type 2 diabetes and pre-diabetics, as well as at Soroka University Medical Center, Beer-Sheva, Israel, demonstrated favorable results, which were presented by the Company in the 16th annual Diabetes Technology Meeting (DTM), Bethesda, MD in an invited presentation on November 10.  Most notably, the presentation included data supporting that GlucoTrack’s accuracy has been improved significantly. Results from the trials show 99.7% of the study data points within the clinically accepted A and B zones of the Consensus Error Grid (type 2), 99.3% of the study data points were within the clinically accepted A and B zones of the Clarke Error Grid, 17.0% Mean Absolute Relative Difference, and 12.9% Median Absolute Relative Difference. In addition, the German trial concluded that the data confirms the performance of the GlucoTrack® among its intended users, including pre-diabetic patients.

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

Since receiving CE Mark approval for our GlucoTrack® model DF-F glucose monitoring device, we have expanded our primary focus to include, in addition to research and development activities, preparation for anticipated future mass-production and distribution of the GlucoTrack® model DF-F in EU member countries and other countries that have an MDD Mutual Recognition Agreement with the EU, as well as other countries which consider the CE Mark as a reference for their regulatory or registration requirements. We have entered into exclusive distribution agreements with more than 15 distributors, and we are continuing negotiations with distributors in additional territories. The effectiveness of these agreements, in many cases, is subject to the receipt of local regulatory approval or registration, if required, for the commencement of sales of the GlucoTrack® model DF-F in the subject territory.  We cannot provide any assurance that we will receive the required local regulatory approvals in any of the countries in which such approvals are required, and therefore we may never be permitted to commence commercial sales of our products in such territories. Further discussions with other potential distributors are in different stages. We recently signed a distribution agreement with a leading Taiwanese company and switched to a new Turkish distributor. Sales in Taiwan are subject to prior regulatory approval. Our new local distributor in Taiwan is negotiating with the regulatory authorities in accordance with contractual requirements and time frame. Among other jurisdictions, we are in the process of seeking regulatory approval for the GlucoTrack® model DF-F in China (where we have a distribution agreement in place) and Japan (where we do not yet have a distribution agreement in place), and are awaiting local regulatory approval in each of those countries.

On May 4, 2016 we received regulatory approval from the Korean Ministry of Food and Drug Safety (KMFDS, formerly KFDA) for the GlucoTrack® model DF-F.  In October this year we received the final approval from South Korea, which enables us to commence sales of the GlucoTrack® model DF-F in South Korea. Following the official approval, our local distributor placed an initial order for 100 units of GlucoTrack® model DF-F, which were fully paid for and delivered during the fourth quarter of 2016. We expect to recognize revenues from such order during the fourth quarter of 2016. In South Korea, the GlucoTrack® device is sold with 2 PECs, so the consumer does not need to incur further expenses to use the device in the first year. This marketing model may be adopted by other distributors as well.

Based on input from our local distributors and regulatory consultants, we estimated that we would complete the local regulatory approval review process in Japan and China by February 2017 and August 2016, respectively. However, we have been informed that the local regulatory bodies in Japan and China (PMDA and CFDA, respectively) have now required that we conduct additional clinical trials in their respective countries before they determine whether or not to approve the device to be marketed in such countries. Due to these developments, we now anticipate that the regulatory review process in Japan and China will take an additional 17 to 23 months, and potentially longer if the results of the additional clinical trials are not satisfactory to the local regulatory bodies or such regulatory bodies impose additional requirements for approval.

The territories covered by our signed distribution agreements currently represent a potential market opportunity of up to approximately 141 million diagnosed diabetics (inclusive of both type 1 and type 2 diabetes patients).  This represents approximately 34% of the potential worldwide market of approximately 414 million people, based on estimates included in the International Diabetes Federation’s (IDF) Diabetes Atlas, 7th edition, 2015.  Of these territories, the territories in which the GlucoTrack® model DF-F has been approved for sale currently represent a potential market opportunity of up to approximately 23 million diagnosed diabetics (inclusive of both type 1 and type 2 diabetes patients), or 5.6% of the potential worldwide market. While we do not have reliable statistics that bifurcate the market opportunity among type 1 and type 2 diabetics, we believe that on average approximately 87% of all people suffering from diabetes have type 2 diabetes. Apart from the diagnosed patients, it is estimated that approximately 192 million people suffer from diabetes but have not yet been diagnosed.  Based on estimates included in the International Diabetes Federation’s (IDF) Diabetes Atlas, 7th edition, 2015, the market opportunity for undiagnosed diabetics is 71 million people in the territories covered by our signed distribution agreements, of which 11 million people are in the territories in which the GlucoTrack® model DF-F has been approved for sale. Based on the IDF Diabetes Atlas, 6th edition, 2013 the world prevalence of pre-diabetics was 6.92% of the worldwide population, while the prevalence of diagnosed people with diabetes was 8.35%.

On November 9, 2016, the Company added two additional independent directors, bringing the total number of directors serving on our board of directors to 7, 5 of whom are independent. Additionally, the Company has recently formed a Compensation Committee and already has a Nominating and Corporate Governance committee, both consisting solely of independent directors.  The Company continues to consider expansion of the Board and the establishment of additional appropriate Board committees to support the Company.

In support of our global commercialization, sales and distribution efforts, the Company is currently in an active and progressing search for a Chief Commercialization Officer, as well as additional executives with the expertise and experience necessary to fully execute on the commercial opportunity.

We do not own commercial manufacturing facilities and do not intend to build commercial manufacturing facilities of our own in the foreseeable future. We currently utilize a third party manufacturer in Israel to manufacture the GlucoTrack® model DF-F.  In July 2014, we entered into a manufacturing agreement with Wistron Corp. (“Wistron”), a Taiwanese entity and the manufacturing arm of Acer Inc.  Pursuant to such agreement, Wistron has agreed to mass produce and service, on a non-exclusive basis, the GlucoTrack® model DF-F and any future products, if any, introduced by us. Pursuant to such agreement, Wistron has also agreed to provide full turn-key manufacturing services for the GlucoTrack® model DF-F, including components procurement, unit assembly, device integration, testing, packaging and delivery to customers (distributors).  In November 2015, we sent a delegation to Wistron’s main production facility in Taiwan to, among other things, inspect the readiness of Wistron’s production line for the GlucoTrack® model DF-F. Wistron has produced a small pilot batch and recently produced a second pilot batch of the GlucoTrack® model DF-F device. A GMP audit by the local regulatory authorities in Taiwan was conducted in September 2016 and successfully completed. The production line for the GlucoTrack® model DF-F is now ready and we expect to receive an official clearance from the Taiwanese authorities shortly.  We intend to utilize the services of both Wistron and the Israeli third-party manufacturer to produce the GlucoTrack® model DF-F.

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

In support of the commercialization effort, we intend to conduct further post-market clinical trials, as well as publish scientific and clinical studies, case studies, and white papers. To that end, we have engaged with a leading clinic in Germany, Pfutzner Science & Health Institute, GmbH, headed by Prof. Dr. Andreas Pfutzner, to conduct additional clinical trials on subjects with Type 2 diabetes and pre-diabetics. We are in negotiations with another site in Israel and anticipate adding additional sites in Europe.

As a result of the improvements to the device that were submitted for approval in the second half of 2015 and approved in August and December 2015, we deliberately postponed sales of the GlucoTrack® model DF-F in the second half of 2015.  We held an international distributors’ conference in October 2015 during which, we educated our international distributors about the improvements to the device and set the expectation to begin taking orders for the improved device in the first quarter of 2016.  In early 2016, after introducing the improved version of GlucoTrack® model DF-F, we received net orders totaling approximately $210,000, of which orders in the amount of $146,000 have been shipped and recognized as revenues during the nine months period ended September 30, 2016. We expect that the balance of such orders will be shipped and recognized as revenues during the fourth quarter of 2016.

We also received orders, totaling approximately $1.75 million that are contingent on the receipt of local regulatory approval to market the GlucoTrack® model DF-F in certain countries.  We delivered devices totaling $300,000 during the second quarter of 2016 for which we have received payments in the amount of $200,000 and the balance is expected to be paid during the fourth quarter of 2016. We cannot guarantee when the remaining orders in the amount of $1.45 million will be fulfilled (if at all), due to the pending local regulatory process, and we have not received any pre-payments for these orders.

As part of our commercialization activities, in September 2016, we had a booth at the EASD (European Association for Study of Diabetes) 52nd annual conference in Munich.  The Company received significant attention from endocrinologists, diabetologists and diabetes nurses and educators.

During the week of November 14, the Company will have a booth at Medica (in the Israeli pavilion). Medica is the largest exhibition for medical devices and equipment in the world, and takes place every November in Düsseldorf, Germany. Our main purpose is to look for additional distributors, mainly in Europe.

In December 2016, we expect to have a poster at the 9th Annual World Congress on Prevention of Diabetes and its Complications (WCPD, Atlanta, GA). This Congress provides the Company with an opportunity to showcase our device as a tool to fight diabetes and its complications, as well as using GlucoTrack® model DF-F as a tool to assist pre-diabetics.

The Company is also seeking and in some discussions with potential strategic partners, to assist the Company in expanding its presence and penetration in various markets throughout the world. In connection with the foregoing, we have approached certain leading companies in the field of diabetes and glucose monitoring, as well as other relevant companies that may have an interest in expanding their fields of interest. We cannot guarantee that such activities will conclude in positive results to the Company, if any.

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

We have not yet generated any material revenues from our operations and, as of September 30, 2016, have incurred an accumulated deficit of $34,189,683, stockholders’ deficit of $9,937,906 and negative operating cash flows. We currently have no material sources of recurring revenue and therefore are dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, substantial doubt exists regarding our ability to continue as a going concern.

Recent Developments

As previously disclosed, during nine month period ended September 30, 2016 we raised funds in an aggregate amount of approximately $4.52 million (net of related cash expenses) from the issuance in six separate closings of 5,323 units (the “Series C Units”), each consisting of (a) one share of our newly designated Series C 5.5% Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), convertible into shares of our common stock, par value $0.001 per share (“Common Stock”), at an initial conversion price of $4.50 per share, (b) a five year warrant to purchase, at an exercise price of $4.50 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series C Preferred Stock (each a “Series C-1 Warrant”) and (c) a five year warrant to purchase, at an exercise price of $7.75 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series C Preferred Stock (each a “Series C-2 Warrant” and, together with the Series C-1 Warrants, collectively, the “Series C Warrants”). As of September 30, 2016, the shares of Preferred Stock comprising the Series C Units are convertible into an aggregate of 1,186,000 shares of Common Stock, and the Series C Warrants comprising the Series C Units are exercisable for an aggregate of 2,372,000 shares of Common Stock, in each case subject to adjustments in certain circumstances.

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with Andrew Garrett, Inc. (“AGI”), the placement agent for the offering of the Series C Units, at the initial closing of the sale of the Series C Units we paid AGI, as a commission, an amount equal to  6% of the aggregate sales price of the Series C Units, plus 4% of the aggregate sales price as a management fee plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series C Units.  At each of the second, third, fourth, fifth and sixth closing of the sale of the Series C Units, we paid AGI, as a commission, an amount equal to 10% of the aggregate sales price of the Series C Units sold in such closing, plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series C Units sold in such closing. In addition, pursuant to the Placement Agent Agreement, we are required to issue to AGI: (a) 5 year warrants to purchase up to 237,201 shares of Common Stock at an exercise price of $4.50 per share and (b) 5 year warrants to purchase up to 118,600 shares of Common Stock at an exercise price of $7.75 per share.

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

Going Concern Uncertainty

The development and commercialization of our product will require substantial expenditures. We have not yet generated any material revenues and have incurred a substantial accumulated deficit and negative operating cash flows. We currently have no sources of recurring revenue and are therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. Management’s plans concerning these matters are described in Note 1B to our annual report on Form 10-K for the year ended December 31, 2015. As a result, substantial doubt exists regarding our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recently Issued Accounting Pronouncements

1.	Accounting Standards Update 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity”

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

2.	Accounting Standards Update 2014-09, “Revenue from Contracts with Customers”

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

In accordance with a recent amendment to ASU 2014-09, introduced by Accounting Standard 2015-14, “Revenue from contracts with Customers – Deferral of the Effective Date”, for a public entity, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period (the first quarter of fiscal year 2018 for the Company). Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

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

Results of Operations

The following discussion explains material changes in our results of operations for the nine and three month periods ended September 30, 2016, compared with the same periods ended September 30, 2015. This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues

During the nine month period ended September 30, 2016, we had revenues of $482,177 from orders for our GlucoTrack® model DF-F glucose monitoring device and personal ear-clip (“PEC”) that are replaced every six months, as compared with $143,167 for the prior-year period.  The increase in revenues resulted from increased orders from customers for our  improved GlucoTrack® model DF-F for which we received approval from the Notified Body on August 31, 2015 and December 2015.

We recognize revenues from sales of the GlucoTrack® model DF-F and PECs when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed and determinable, collectability is reasonably assured and no further obligations exist.

Research and Development Expenses

Research and development expenses were $2,226,833 for the nine month period ended September 30, 2016, as compared to $1,596,494 for the prior-year period. The increase is attributable primarily to higher salary costs and related expenses resulting from increased head-count and higher salaries, higher materials expenses primarily as a result of the engagement of research and development in the initial manufacturing of the GlucoTrack DF-F, and higher regulation related expenses relating primarily to our efforts in seeking regulatory approval for the GlucoTrack® model DF-F in China. Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, travel expenses, clinical trials and other expenses. Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect research and development expenses to increase during the remainder of 2016 and beyond, primarily due to hiring additional personnel and developing our product line, as well as improvement of the GlucoTrack® model DF-F; but only if we are able to raise sufficient funds to do so. We may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs, including the FDA registration process, specific requirements from customers, development of new GlucoTrack® models and others. Failure to raise sufficient funds both to commercialize our products and to complete desired research and development will delay improvements to our products.

Selling, Marketing and General and Administrative Expenses

Selling, marketing and general and administrative expenses were $2,589,504 for the nine month period ended September 30, 2016, as compared to $1,647,054 for the prior-year period. The increase is attributable primarily to higher salaries and related expenses relating to the hiring of our Chief Operating Officer on January 1, 2016 and the hiring of additional sales, marketing and business development personnel. The increase is also attributable to the one-time charges in the amount of $211,077 representing the incremental fair market value adjustments in respect of modified warrants issued to AGI (See Note 3). In addition, the increase is also attributable in part to higher professional fees primarily due to the engagement during the second quarter of 2015 of Ogilvy CommonHealth (Paris). Selling, marketing and general and administrative expenses consist primarily of professional services, salaries, travel expenses and other related expenses for executive, finance and administrative personnel, including stock-based compensation expenses. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services. Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect selling, marketing and general and administrative expenses to increase in 2016 and beyond as we continue our focus on marketing and sales of the GlucoTrack® model DF-F.

Financing (income) expenses, net

Financing (income) expenses, net was $(63,654) for the nine month period ended September 30, 2016, as compared to financing expense of $1,196,926 for the prior-year period. The change is primarily attributable to the non-cash loss on partial extinguishment of Series A Preferred Stock and Series A Warrants during the nine months period ended September 30, 2015 (see Note 10C to our annual report on Form 10-K for the year ended December 31, 2015).

Net loss

Net loss was $4,270,506 for the nine month period ended September 30, 2016, as compared to a net loss of $4,297,307 for the prior-year period. The decrease in net loss is attributable primarily to the change in financing (income) expenses, net and increase in revenues offset partially by the increase in operating expenses, as described above.

Three Months Ended September 30, 2016 Compared to three Months Ended September 30, 2015

Revenues

During the three month period ended September 30, 2016, we had revenues of $11,299 from orders for our GlucoTrack® model DF-F glucose monitoring device and PECs that are replaced every six months, as compared with $0 for the prior-year period.  The increase in revenues resulted from increased orders from customers for our  improved GlucoTrack® model DF-F for which we received approval from the Notified Body on August 31, 2015 and December 2015.

We recognize revenues from GlucoTrack® model DF-F and PEC when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed and determinable, collectability is reasonably assured and no further obligations exist.

Research and development expenses

Research and development expenses were $695,437 for the three months ended September 30, 2016, as compared to $560,189 for the prior-year period. The increase is attributable primarily to higher salary costs and related expenses resulting from increased head-count and higher salaries and higher regulation related expenses relating primarily to our efforts in seeking regulatory approval for the GlucoTrack® model DF-F in China. Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, travel expenses, clinical trials and other expenses. Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect research and development expenses will increase during the remainder of 2016 and beyond, primarily due to hiring additional personnel and developing our product line, as well as improvement of the GlucoTrack® model DF-F; but only if we are able to raise sufficient funds to do so. We may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs, including the FDA registration process, specific requirements from customers, development of new GlucoTrack® models and others. Failure to raise sufficient funds both to commercialize our products and to complete desired research and development will delay improvements to our products.

Selling, marketing and general and administrative expenses

Selling, marketing and general and administrative expenses were $802,195 for the three month period ended September 30, 2016, as compared to $563,292 for the prior-year period. The increase is attributable primarily to higher salaries and related expenses relating to the hiring of our Chief Operating Officer on January 1, 2016 and the hiring of additional sales, marketing and business development personnel. The increase is also attributable in part to higher professional fees primarily due to the engagement during the second quarter of 2015 of Ogilvy CommonHealth (Paris). Selling, marketing and general and administrative expenses consist primarily of professional services, salaries, travel expenses and other related expenses for executive, finance and administrative personnel, including stock-based compensation expenses. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services. Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect selling, marketing and general and administrative expenses to increase during the remainder of 2016 and beyond as we continue our focus on marketing and sales of the GlucoTrack® model DF-F; however, we may adjust or allocate the level of our marketing and general and administrative expenses based on available financial resources and based on our commercial needs including the FDA registration process, specific requirements from customers, development of new GlucoTrack® models and others.

Financing (income), net

Financing income, net were $(31,589) for the three month period ended September 30, 2016, as compared to income of $(27,511) for the prior-year period. The change is primarily attributable to the non-cash change in fair value of Warrants with down round protection offset partially by the non-cash loss on partial extinguishment of Series A Preferred Stock and Series A Warrants incurred during the three month period ended September 30, 2015 (see Note 10C to our annual report on Form 10-K for the year ended December 31, 2015).

Net Loss

Net loss was $1,454,744 for the three month period ended September 30, 2016, as compared to $1,095,970 for the prior-year period. The increase in net loss is attributable primarily to the increase in operating expenses, as described above.

Liquidity and Capital Resources

As of September 30, 2016, cash on hand was approximately $0.7 million. During 2016 we started fulfilling orders for our improved GlucoTrack® model DF-F, which resulted in cash collections from our customers as of November 14, 2016 of approximately $599,000.  While we expect to continue to generate additional cash from sales, we do not anticipate that our income from operations will be sufficient to sustain our operations in the next 12 months.  Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents on hand as of November 14, 2016 in the amount of approximately $123,000, will enable us to operate for a period of less than thirty days from the date of this report. In order to fund our anticipated liquidity needs beyond such period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need to raise additional capital.

We have a credit line with Bank HaPoalim of NIS 150,000 (approximately $39,915 based on the exchange rate of 3.76 NIS/dollar as of September 30, 2016). Borrowings under the line of credit are secured by our funds on deposit with the bank at the time of borrowing, which generally must be sufficient to cover the principal amount of the borrowings in full. As of September 30, 2016 we did not utilize our credit line and as of November 14, 2016, our unutilized credit line amounted to approximately $26,000.

Messrs. Avner Gal and Zvi Cohen collectively loaned Integrity Israel NIS 176,000 ($46,833 based on the same exchange rate) in May 15, 2002 pursuant to a board approval. Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned Integrity Israel NIS 336,300 ($89,489 based on the same exchange rate) on March 16, 2004. These loans are not required to be repaid until the first year in which we realize profits in our annual statement of operations (accounting profit). At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales in the relevant quarter, beginning on the quarter following the first year in which we realize profits in our annual statement of operations. The total amount to be repaid by us to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to us, plus an amount equal to the product of the amount of each payment made by us in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment. However, notwithstanding the above-mentioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital. Our board of directors is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

Integrity Israel is required to pay royalties to the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of the State of Israel at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the development plan up to an amount equal to $93,300, plus interest at LIBOR from the date of grant. As of September 30, 2016, the contingent liability with respect to royalty payment on future sales equals to approximately $72,905, excluding interest.

Net Cash Used in Operating Activities for the Nine Month Periods Ended September 30, 2016 and September 30, 2015

Net cash used in operating activities was $4,346,289 and $3,107,214 for the nine month periods ending September 30, 2016 and 2015, respectively. Net cash used in operating activities primarily reflects the net loss of $4,270,506 and $4,297,307 for the nine month periods ending September 30, 2016 and 2015, respectively. Net cash used in operating activities was partially offset by the one-time charges in the amount of $211,077 representing the incremental fair market value adjustments in respect of modified warrants issued to AGI during the nine month period ended September 30, 2016 and loss on extinguishment of Series A Preferred Stock and Series A Warrants during the nine month period ended September 30, 2015 in the amount of $1,284,354. Changes in operating assets and liabilities during the nine month period ended September 30, 2016 decreased our net cash used in operating activities for the nine months period ended September 30, 2016 by $273,745, which resulted primarily from payment of deferred balances to suppliers. For the nine months period ended September 30, 2015 net cash used in operations decreased by $19,113 due to changes in operating assets and liabilities in the amount.

Net Cash Used in Investing Activities for the Nine Month Periods Ended September 30, 2016 and September 30, 2015

Net cash used in investing activities was $75,269 and $118,993 for the nine month periods ended September 30, 2016, and 2015, respectively. Net cash used to purchase equipment (such as computers, R&D and office equipment) was $75,269 and $94,714, respectively and cash used to fund deposits in respect of employees rights upon retirement amounted to $0 and $24,279, for the nine month periods ended September 30, 2016, and 2015, respectively.

Net Cash Provided by (Used in) Financing Activities for the Nine Month Periods Ended September 30, 2016 and September 30, 2015

Net cash provided by (used in) financing activities was $4,503,611 and $(492,300) for the nine month periods ended September 30, 2016 and 2015, respectively. Cash provided by financing activities for the nine months period ended September 30, 2016 reflects net capital raised from the issuance of Series C units in the amounts of $4,517,140, offset partially by dividends paid to the holders of our Preferred Stock in the amounts of $13,529. Cash used in financing activities for the nine month period ended September 30, 2015, reflects primarily the repayment of stockholders loan to Stockholders (see Note 9D to our annual report on Form 10-K for the year ended December 31, 2015) in the amount of $439,939 and cash dividends paid to the holders of our Series A Preferred Stock in the amounts of $52,361.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Dated:  November 14, 2016

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