Form 10-K
period 2016-12-31
Integrity Applications, Inc.
filed 2017-03-31
CIK 1506983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

The aggregate market value of the voting stock held by non-affiliates is $18,598,536, based on the closing price of $3.60 per share of the registrant’s common stock, as reported on the OTCQB on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter of 2016.

As of March 27, 2017, 6,047,640 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements. These forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. All statements other than statements of historical fact included in this Annual Report on Form 10-K, including statements regarding our future activities, events or developments, including such things as future revenues, product development, clinical trials, regulatory approval, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, projected performance and trends, and other such matters, are forward-looking statements. The words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “plan,” “may,” “will,” “could,” “would,” “should” and other similar words and phrases or the negative of such terms, are intended to identify forward-looking statements. The forward-looking statements made in this Annual Report on Form 10-K are based on certain historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. These statements relate only to events as of the date on which the statements are made and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. All of the forward-looking statements made in this Annual Report on Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially. Risks and uncertainties, the occurrence of which could adversely affect our business, include the risks identified in this Annual Report on Form 10-K under the caption “Risk Factors,” beginning on page 30. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report unless required by law.

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

In June 2013, we received initial CE Mark (marking the Company’s declaration that the product meets the requirements of the applicable European Union directives) approval for the GlucoTrack® model DF-F non-invasive glucose monitoring device from DEKRA Certification B.V., our European notified body (the “Notified Body”). This original approval required that the device be re-calibrated every 30 days, with each such re-calibration taking between 2.5 and 3 hours to complete. In March 2014, we received CE Mark approval for six months’ calibration validity of the same device. This approval eliminates the need for monthly re-calibrations, and enables the calibration process to be conducted only when the sensor is replaced, once every 6 months. We believe that this is a significant feature of the GlucoTrack® model DF-F. Receipt of the CE Mark allows us to market and sell the GlucoTrack® model DF-F glucose monitoring device in European Union (“EU”) member countries that have adopted the European Medical Device Directive (the “MDD”) without being subject to additional national regulations with regard to demonstration of performance and safety. However, although the MDD is applicable throughout the EU, in practice it does not ensure uniform regulation throughout the EU.  Accordingly, member countries may apply and enforce the MDD’s terms differently, and certain EU member countries may request or require performance and/or safety data in addition to the MDD’s requirements from time to time, on a case-by-case basis. The CE Mark also permits the sale in countries that have an MDD Mutual Recognition Agreement with the EU.

On August 31, 2015, we received approval from the Notified Body for improvements to the GlucoTrack® model DF-F to simplify and shorten (from approximately 2.5 hours to approximately half an hour) the initial calibration process for the device. These improvements are intended to reduce the backlog created as purchasers of the device await calibration. In addition, we received approval from the Notified Body on the updated intended use for the device, which expands the intended user population to include not only Type 2 diabetics, but also people suffering from pre-diabetes conditions as well, which we believe represents a material expansion of the potential market for the device. In December 2015, we received approval from the Notified Body for further improvements to the GlucoTrack® model DF-F that increase the accuracy and efficacy of the device. On February 19, 2016, we received an extension of our ISO 13485:2003 certificate and Annex II certification from the EU.  The ISO 13485:2003 certification signifies that we have met the standards required for company-wide implementation of device quality management system(s).  The scope of the certification is design, development, manufacture and service of non-invasive glucose monitoring systems for home use.  Annex II also addresses quality control systems. The certification allows us to self-certify certain modifications and changes and simplifies some of the reporting to and review by the relevant Notified Body.  This can shorten the CE-mark review process of future GlucoTrack® model DF-F enhancements or revisions, including software updates and other improvements of the device that do not affect the intended use and/or safety performance. Without an Annex II certification, each new device enhancement or modified version would be subject to the full EU CE-mark review process.  The ISO 13485:2003 and Annex II certifications enable us to potentially reduce the time to market for product sales on new, enhanced or modified GlucoTrack® model DF-F devices.

The GlucoTrack® model DF-F has not yet been approved for commercial sale in the United States. On August 10, 2015, we submitted pre-submission documents to the U.S. Food and Drug Administration (the “FDA”) in connection with our proposed future application for FDA approval of our U.S. clinical trial protocol.  The pre-submission documentation was submitted to the FDA in order to obtain the FDA’s guidance regarding the U.S. regulatory pathway for the GlucoTrack® model DF-F, the proper approach to refining the trial protocol and preparing the pre-marketing application. On October 19, 2015, we met with the FDA to discuss the pre-submission documents, including the approach to and details of the clinical trial protocol for the GlucoTrack® model DF-F. On May 10, 2016, we submitted a pre-submission supplement (including clinical trial protocol) to the FDA which reflects the feedback received from the FDA at our October 2015 meeting. On July 18, 2016, we completed a teleconference with the FDA to further discuss our pre-submission supplement. At the end of this discussion, we received verbal confirmation from the FDA that clinical trials of the GlucoTrack® model DF-F constitute non-significant risk device studies, which allows the trials to proceed without an Investigational Device Exemption (IDE) application. Such trials are assessed by the FDA and not considered to present a potential for serious risk to the health, safety or the welfare of subjects. We have identified and are currently negotiating agreements with two diabetes and endocrinology institutions in the United States, as well as prominent endocrinologists to conduct the clinical trials as primary investigators. Subject to finalizing of these agreements and to raising adequate financing to do so, we expect to begin clinical trials in the United States in the first half of 2017.

We are continuing to work to improve certain features of the GlucoTrack® model DF-F, such as further simplifying the calibration process and improving the accuracy of the device.  Clinical trials conducted recently in Germany by Pfutzner Science & Health Institute, GmbH, headed by Prof. Dr. Andreas Pfutzner, on subjects with Type 2 diabetes and pre-diabetics, as well as at Soroka University Medical Center, Beer-Sheva, Israel, demonstrated favorable results, which were presented on November 10, 2016, by the Company at the 16th annual Diabetes Technology Meeting (DTM), Bethesda, MD in an invited presentation.  Most notably, the presentation included data validating that GlucoTrack’s accuracy has increased significantly. Results from the trials show 99.7% of the study data points within the clinically accepted A and B zones of the Consensus Error Grid (Type 2), 99.3% of the study data points were within the clinically accepted A and B zones of the Clarke Error Grid, 17.0% Mean Absolute Relative Difference, and 12.9% Median Absolute Relative Difference. In addition, the German trial concluded that the data confirms the performance of the GlucoTrack® among its intended users, including pre-diabetic patients.

In addition, we are developing a wireless module (“WLM”) with embedded Bluetooth Low-Energy (BLE) and Wi-Fi technologies, which we expect will enable transmission of measurement data captured by the GlucoTrack® model DF-F to a cloud based server. We expect this module and the related applications, if successfully developed, to facilitate sharing, viewing and analysis of GlucoTrack® model DF-F glucose measurements and profile by clinicians and others.

Since receiving CE Mark approval for our GlucoTrack® model DF-F glucose monitoring device, we have expanded our primary focus to include, in addition to research and development activities, preparation for anticipated future mass-production and distribution of the GlucoTrack® model DF-F in EU member countries and other countries that have an MDD Mutual Recognition Agreement with the EU, as well as other countries which consider the CE Mark as a reference for their regulatory or registration requirements. We have entered into exclusive distribution agreements with more than 15 distributors, and we are continuing negotiations with distributors in additional territories. The effectiveness of these agreements, in many cases, is subject to the receipt of local regulatory approval or registration, if required, for the commencement of sales of the GlucoTrack® model DF-F in the subject territory.  We cannot provide any assurance that we will receive the required local regulatory approvals in any of the countries in which such approvals are required, and therefore we may never be permitted to commence commercial sales of our products in such territories. Additional discussions with other potential distributors are also in progress. Among other jurisdictions, we are in the process of seeking regulatory approval for the GlucoTrack® model DF-F in China where we have a distribution agreement in place and are awaiting local regulatory approval.   We currently are not seeking regulatory approval in Japan.

On May 4, 2016 we received regulatory approval from the Korean Ministry of Food and Drug Safety (KMFDS, formerly KFDA) for the GlucoTrack® model DF-F.  In October 2016, we received the final approval from South Korea, which enables us to commence sales of the GlucoTrack® model DF-F in South Korea. Following the official approval, our local distributor placed an initial order for 100 units of GlucoTrack® model DF-F, which were fully paid for and delivered during the fourth quarter of 2016. In South Korea, the GlucoTrack® device is sold with 2 personal ear-clips (“PECs”), so the consumer does not need to incur further expenses to use the device in the first year. This marketing model may be adopted by other distributors as well.

Based on input from our local distributors and regulatory consultants, we estimate that we could complete the local regulatory approval review process in China during 2017. However, we have been informed that the local regulatory body in China  (the CFDA) has now required that we conduct additional  trials  before they determine whether or not to approve the device to be marketed. Due to these developments, we now anticipate that the regulatory review process in China will take an additional 17 to 23 months, and potentially longer if the results of the additional trials are not satisfactory to the local regulatory body or such regulatory body imposes additional requirements for approval.

The territories covered by our signed distribution agreements currently represent a potential market opportunity of up to approximately 141 million diagnosed diabetics (inclusive of both Type 1 and Type 2 diabetes patients).  This represents approximately 34% of the potential worldwide market of approximately 414 million people, based on estimates included in the International Diabetes Federation’s (IDF) Diabetes Atlas, 7th edition, 2015. Of these territories, the territories in which the GlucoTrack® model DF-F has been approved for sale currently represent a potential market opportunity of up to approximately 23 million diagnosed diabetics (inclusive of both Type 1 and Type 2 diabetes patients), or 5.6% of the potential worldwide market. While we do not have reliable statistics that bifurcate the market opportunity among Type 1 and Type 2 diabetics, we believe that on average approximately 87% of all people suffering from diabetes have Type 2 diabetes. Apart from the diagnosed patients, approximately 192 million people are estimated to suffer from diabetes that have not yet been diagnosed.  Based on estimates included in the International Diabetes Federation’s (IDF) Diabetes Atlas, 7th edition, 2015, the market opportunity for undiagnosed diabetics is 71 million people in the territories covered by our signed distribution agreements, of which 11 million people are in the territories in which the GlucoTrack® model DF-F has been approved for sale. Based on the IDF Diabetes Atlas, 6th edition, 2013 the world prevalence of pre-diabetics was 6.92% of the worldwide population, while the prevalence of diagnosed people with diabetes was 8.35%.

On November 9, 2016, the Company added two additional independent directors, bringing the total number of directors serving on our board of directors (the “Board of Directors”) to 7, 5 of whom are independent. Additionally, the Company has formed a Compensation Committee and a Nominating and Corporate Governance committee, both consisting solely of independent directors.  The Company continues to consider expansion of the Board of Directors and the establishment of additional appropriate Board of Directors committees to support the Company.

We do not own commercial manufacturing facilities and do not intend to build commercial manufacturing facilities of our own in the foreseeable future. We currently utilize a third-party manufacturer in Israel to manufacture the GlucoTrack® model DF-F.  In July 2014, we entered into a manufacturing agreement with Wistron Corp. (“Wistron”), a Taiwanese entity and the manufacturing arm of Acer Inc.  Pursuant to such agreement, Wistron has agreed to mass produce and service, on a non-exclusive basis, the GlucoTrack® model DF-F and any future products, if any, introduced by us. Pursuant to such agreement, Wistron has also agreed to provide full turn-key manufacturing services for the GlucoTrack® model DF-F, including components procurement, unit assembly, device integration, testing, packaging and delivery to customers (distributors).  In November 2015, we sent a delegation to Wistron’s main production facility in Taiwan to, among other things, inspect the readiness of Wistron’s production line for the GlucoTrack® model DF-F.  Wistron has produced a small pilot batch and recently produced a second pilot batch of the GlucoTrack® model DF-F device. A GMP (Good Manufacturing Practice) audit by the local regulatory authorities in Taiwan was conducted in September 2016 and successfully completed. The production line for the GlucoTrack® model DF-F is now ready and we expect to receive an official clearance from the Taiwanese authorities shortly.  We intend to utilize the services of both Wistron and the Israeli third-party manufacturer to produce the GlucoTrack® model DF-F.

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

As a result of the improvements to the device that were submitted for approval in the second half of 2015 and approved in August and December 2015, we deliberately postponed sales of the GlucoTrack® model DF-F in the second half of 2015.  We held an international distributors’ conference in October 2015 during which, we educated our international distributors about the improvements to the device and set the expectation to begin taking orders for the improved device in the first quarter of 2016.  During the fiscal year ended December 31, 2016, after introducing the improved version of GlucoTrack® model DF-F, we received orders totaling approximately $1.9 million that are contingent on the receipt of local regulatory approval to market the GlucoTrack® model DF-F in certain countries.  We delivered devices totaling $400,000 during the fiscal year ended December 31, 2016 for which we have received full payment.  We cannot guarantee when the remaining orders in the amount of $1.5 million will be fulfilled (if at all), due to the pending local regulatory process, and we have not received any pre-payments for these orders.

As part of our commercialization activities, in September 2016, we had a booth at the EASD (European Association for Study of Diabetes) 52nd annual conference in Munich.

The Company is also seeking and is already engaged in discussions with potential strategic partners, to assist  in expanding the Company’s presence and penetration in various markets throughout the world. In connection with the foregoing, we have approached certain leading companies in the field of diabetes and glucose monitoring, as well as other relevant companies that may have an interest in expanding their fields of interest. We cannot guarantee that such activities will conclude in positive results to the Company, if any.

In December 2016, we had a poster at the 9th Annual World Congress on Prevention of Diabetes and its Complications (WCPD, Atlanta, GA). This Congress provided the Company with an opportunity to showcase GlucoTrack® model DF-F as a tool to fight diabetes and its complications, as well as using GlucoTrack® model DF-F as a tool to assist pre-diabetics.

In February 2017, the Company presented at the 10th International Conference on Advanced Technologies & Treatments for Diabetes (ATTD 2017) in Paris, France. The Company presented key findings including (1) the latest generation GlucoTrack® algorithm, which compensates for the tissue-lagging effect relative to blood glucose changes post-meal intake, significantly improves GlucoTrack® accuracy at different post-prandial (post-meal) states, and equalizes accuracy for pre- and post-meal glucose readings; (2) GlucoTrack® clinical accuracy as measured by Consensus Error Grid (CEG) showed 100% of the pre-prandial readings in the A+B zones, and 98.2% of the post-prandial readings in the A+B zones; (3) GlucoTrack® Model DF-F demonstrates consistent glucose measurement repeatability between different GlucoTrack® devices and on each earlobe of the same subject; (4) the repeatability of different GlucoTrack® devices is similar at all tested glucose ranges and post-prandial time periods; and (5) the GlucoTrack® mean precision absolute relative difference (PARD) of 8.2% is equivalent or better than the independently reported PARD values of commercially available continuous glucose monitoring systems.

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

In addition to the improvements to the GlucoTrack® model DF-F described previously, we have also continued to work on additional incremental improvements to the device and the development of new devices and, subject to our raising sufficient funds to do so, intend to continue these efforts in 2017.

We have not yet generated material revenues from our operations and, as of December 31, 2016, have incurred an accumulated deficit of $35,604,176, stockholders’ deficit of $10,949,430 and negative operating cash flows. We currently have no material sources of recurring revenue and therefore are dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, substantial doubt exists regarding our ability to continue as a going concern.

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

Recent Corporate Developments

Exchange of Series A Unit for Series B Units; Sale of Series C Units

As more fully described in Note 10 to the Company's financial statements included in this Annual Report on Form 10-K, on March 13, 2013, the Company entered into a Securities Purchase Agreement (“Series A Purchase Agreement”) with certain accredited investors (the “Series A Unit Purchasers”) pursuant to which the Company issued to the Series A Unit Purchasers an aggregate of 6,300 Series A Units, at a price of $1,000 per unit, each consisting of (i) one share of Series A 5.0% Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), convertible into shares of Common Stock at an initial conversion price of $5.80 per share, and (ii) a warrant to purchase, at an exercise price of $6.96 per share, up to 100% of the shares of Common Stock issuable upon conversion of such share of Series A Preferred Stock (the “Series A Warrant” and, together with the Series A Preferred Stock, the “Series A Units”).

The issuance and sale of the Series A Units constituted the second and final closing of an offering under the terms of the Series A Purchase Agreement. On November 19, 2012, the Company completed the first closing of the offering (the “First Closing”), pursuant to which the Company issued and sold an aggregate of 165,057 shares of Common Stock at a price of $7.00 per share to certain accredited investors (the “First Closing Purchasers”). As a result of the conversion of the offering from an offering of Common Stock to an offering of Series A Units, the Company agreed with Andrew Garrett, Inc., the placement agent for the offering (“AGI”), that, following the closing of the sale of the Series A Units, the Company would exchange the shares of Common Stock acquired by each First Closing Purchaser in the First Closing for such number of Series A Units equal to the aggregate purchase price paid by such First Closing Purchaser in the First Closing, divided by $1,000, in each case subject to the execution by the First Closing Purchasers of a consent to such modification. Pursuant to this agreement, on May 13, 2013, the Company cancelled 162,907 of the 165,057 shares of Common Stock issued to the First Closing Purchasers and issued to such First Closing Purchasers an aggregate of 1,140.35 Series A Units. Such Series A Units include Series A Preferred Stock convertible into an aggregate of 196,597 shares of Common Stock at a conversion price of $5.80 per share and Series A Warrants exercisable for 196,597 shares of Common Stock at an exercise price of $6.96 per share.

Between August and December 2014, the Company entered into a series of Securities Purchase Agreements (“Series B Purchase Agreement”) with certain accredited investors (the “Series B Unit Purchasers”) pursuant to which the Company issued to the Series B Unit Purchasers an aggregate of 8,500 Series B units (“Series B Units”), at a price of $1,000 per unit, each consisting of (i) one share of our Series B 5.5% Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), convertible into shares of our common stock, par value $0.001 per share, at an initial conversion price of $5.80 per share, (ii) a five year warrant to purchase, at an exercise price of $5.80 per share, up to such number of shares of our common stock issuable upon conversion of such share of Series B Preferred Stock (each a “Series B-1 Warrant”) and (iii) a five year warrant to purchase, at an exercise price of $10.00 per share, up to such number of shares of our common stock issuable upon conversion of such share of Series B Preferred Stock (each a “Series B-2 Warrant” and, together with the Series B-1 Warrants, collectively, the “Series B Warrants”). The shares of Series B Preferred Stock included in the Series B Units are convertible into an aggregate of 1,465,578 shares of our common stock, and the Series B Warrants included in the Series B Units are exercisable for an aggregate of 2,931,156 shares of our common stock, in each case subject to adjustment in certain circumstances.

Between April 2016 and March of 2017, we received aggregate net proceeds of approximately $7.56 million (net of related cash expenses) from the issuance and sale in a private placement transaction, at a price of $1,000 per unit, of 8,792.80 Series C units (the “Series C Units”), each consisting of (i) one share of our newly designated Series C 5.5% Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock” and, together with the Series A Preferred Stock and Series B Preferred Stock, the “Preferred Stock”), convertible into shares of our common stock, par value $0.001 per share, at an initial conversion price of $4.50 per share, (ii) a five year warrant to purchase, at an exercise price of $4.50 per share, up to such number of shares of our common stock issuable upon conversion of such share of Series C Preferred Stock (each a “Series C-1 Warrant”) and (iii) a five year warrant to purchase, at an exercise price of $7.75 per share, up to such number of shares of our common stock issuable upon conversion of such share of Series C Preferred Stock (each a “Series C-2 Warrant” and, together with the Series C-1 Warrants, collectively, the “Series C Warrants”). The shares of Series C Preferred Stock included in the Series C Units are convertible into an aggregate of 1,953,984 shares of our common stock, and the Series C Warrants included in the Series C Units are exercisable for an aggregate of 3,907,968 shares of our common stock, in each case subject to adjustment in certain circumstances.

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

Based on the terms of the purchase agreements relating to the issuance and sale of the Series A Units and the Series B Units, respectively, so long as any initial purchaser of Series A Units or Series B Units, as applicable (each, a “Purchaser”) holds any shares of Series A Preferred Stock or Series B Preferred Stock, respectively, if (i) the Company sells any shares of Common Stock or other securities convertible into, or rights to acquire, Common Stock and (ii) a Purchaser then holding Series A or Series B Preferred Stock or Warrants reasonably believes that any of the terms and conditions appurtenant to such issuance or sale are more favorable to the purchaser in such subsequent sale of securities than are the terms and conditions granted to such Purchaser, then the Purchaser will be permitted to require the Company to amend the terms of this transaction (only with respect to such Purchaser) so as to match the terms of the subsequent issuance (including, for the avoidance of doubt, any terms and provisions that are or may be less favorable to such Purchaser).

Pursuant to the Series A Purchase Agreement and Series B Purchase Agreement, the Company was required to and did notify the holders of the Series A Preferred Stock and Series B Preferred Stock of the closing of the sale of the Series C Units, and following receipt thereof such holders of Series A Preferred Stock and Series B Preferred Stock were entitled, pursuant to the “most favored nation” provisions contained in the Series A Purchase Agreement and Series B Purchase Agreement (as described above), to elect to amend the terms of their purchase of Series A Units and Series B Units to match the terms of the Series C Units. The Company was obligated to amend the terms of any Series A Units and Series B Units held by a Series A Purchaser or Series B Purchaser, respectively, who timely made such election and tendered its Series A Units or Series B Units for exchange.

As of December 31, 2015, the holders of approximately 6,931 Series A Units have elected, pursuant to the “most favored nation” provision in the Series A Purchase Agreement, to amend the terms of their Series A Units to match the terms of the Series B Units. Accordingly, the Company has exchanged 6,931 share of Series A Preferred Stock into 6,931 shares of Series B Stock and 1,440,880 Series A Warrants into 1,200,710 Series B-1 Warrants and 1,200,710 Series B-2 Warrants. Due to the differences in the contractual terms of each of the financial instruments exchanged management determined that the exchange constitutes an extinguishment of the existing instruments and an issuance of new financial instruments. As a result of the exchange elections, the Company recorded during the year ended December 31, 2015 a non-cash loss on extinguishment of Series A Preferred Stock and Series A Warrants in the amount of $1,284,354, resulting from the differences between the fair market value estimate of the new Series B Units less the net book value of the exchanged Series A Preferred Stock and less the fair value of the exchanged Warrants with down-round protection. As of December 31, 2016, no holders of Series A Units or Series B Units have elected to amend the terms of their Series A or Series B Units, as applicable, to match the terms of the Series C Units.

During February 2016, the Company entered into an Advisory Agreement with AGI, pursuant to which the Company retained AGI on a non-exclusive basis to provide certain advisory services to the Company. As consideration for such services, the Company extended through December 31, 2019, the expiration date of 364,071 warrants issued to AGI and/or its designees in connection with the Company’s common stock offering completed in 2010 and the Series A Unit offering completed in 2012. The Advisory Agreement had an initial term of six months, subject to automatic renewal for additional 30 day terms unless terminated by either party with 30 days written notice.  In April 2016, the Company and AGI amended that Advisory Agreement to extend the term of the Advisory Agreement for an additional six months.  In consideration for such extension, the Company agreed to modify the terms of the 439,674 warrants issued to AGI and/or its designees in connection with the Series B Unit offering to include full-ratchet anti-dilution protection. As a result of the two agreements the Company recorded in its statement of operations for the year ended December 31, 2016, a one-time charge in the amount of $211,077 representing the incremental fair market value adjustments in respect of the above modified warrants issued to the placement agent. Such incremental fair market value adjustments represent the increase in the fair value of the warrants resulting from the above modifications and were recorded against stockholders’ deficit. In addition, as a result of the inclusion of anti-dilution protection, the Company classified $341,662, representing the fair market value as of April 2016 of the above 439,674 warrants issued to AGI out of stockholders’ deficit and presented them as warrants with down round protection within long-term liabilities.

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with AGI, at the initial closing of the sale of the Series C Units, the Company paid AGI, as a commission, an amount equal to 6% of the aggregate sales price of the Series C Units, plus 4% of the aggregate sales price as a management fee plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series C Units. At the end of the second, third, fourth, fifth, sixth and seventh closings of the sale of the Series C Units, the Company paid AGI, as a commission, an amount equal to 10% of the aggregate sales price of the Series C Units sold in such closing, plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series C Units sold in such closing. In addition, pursuant to the Placement Agent Agreement, the Company is required to issue to AGI: (a) 5 year warrants to purchase up to 390,798 shares of Common Stock at an exercise price of $4.50 per share and (b) 5 year warrants to purchase up to 195,398 shares of Common Stock at an exercise price of $7.75 per share. The terms of such warrants will be substantially similar to the Series C Warrants except that the warrants issued to AGI will also be exercisable on a cashless basis and will include full ratchet anti-dilution protection.

Director Appointments

On March 17, 2016, the Board of Directors approved an increase in the size of the Board of Directors from four directors to five directors and appointed Leslie Seff and Angela Strand to serve as directors of the Company to fill the vacancies created by the resignation of Zvi Cohen and by the increase in the size of the Board of Directors, effective upon their acceptance of such appointments.  Mr. Seff and Ms. Strand accepted their appointments effective March 23, 2016.

On November 9, 2016, the Board of Directors approved an increase in the size of the Board of Directors from five directors to seven directors and appointed Philip Darivoff and Revan Schwartz to serve as directors of the Company to fill the vacancies created by the increase in the size of the Board of Directors, effective on that date.

There are no arrangements or understandings between Mr. Darivoff, Ms. Strand and Mr. Seff and any other person pursuant to which Mr. Darivoff, Ms. Strand and Mr. Seff were selected as directors.  Mr. Schwartz was appointed to the Board of Directors by Andrew Garrett, Inc. (“AGI”), the placement agent for the Company’s ongoing private placement, pursuant to the terms of a letter agreement executed by AGI and the Company.

The Company entered into letter agreements with each of Ms. Strand, Mr. Seff, Mr. Darivoff and Mr. Schwartz establishing their compensation.

On March 20, 2017, the Board unanimously voted to appoint John Graham as the Chief Executive Officer and Director of the Company commencing on March 20, 2017. On March 26, 2017, the Board voted to appoint Mr. Graham as the Chairman of the Board of the Company.

Director Resignations

On March 20, 2017, David Malka resigned from his position as a director of the Company. Mr. Malka will continue as the Vice President of Operations and as a director of Integrity Israel.  Mr. Malka will also act as an observer to all Board meetings, except as may be prohibited by the attorney-client privilege under applicable law. Mr. Malka resigned as part of the reorganization of management and his resignation is not a result of any disagreement with the Company regarding its operations, policies or practices.

On March 26, 2017, Philip Darivoff resigned as a director of the Company, effective as of March 26, 2017.  Mr. Darivoff’s resignation was not a result of any disagreement with the Company regarding its operations, policies or practices.

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

Spot finger stick devices are the most prevalent devices for blood glucose monitoring. These devices require users to insert a strip into a glucose meter, take a blood sample with a finger stick and place a drop of blood on a test strip that yields a single point in time blood glucose measurement. Despite continued developments in the field of blood glucose monitors, the routine measurement of glucose levels remains invasive, painful, inconvenient, difficult and costly. This has resulted in a sub-optimal and irregular measurement regimen for many diabetics.

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

Figure A

We believe that the GlucoTrack® model DF-F addresses the unmet need for more frequent monitoring of blood glucose among people with diabetes by overcoming two of the most significant challenges facing the market:

•	pain, as the GlucoTrack® model DF-F is a truly non-inveasive device; and

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

We believe that the overall costs associated with owning and using a GlucoTrack® model DF-F device are expected to be substantially lower than the cost of purchasing and using single use invasive devices over an extended period of time, as demonstrated in Figure B above. Nonetheless, the significant initial purchase price of a GlucoTrack® model DF-F might present a barrier to adoption of the GlucoTrack® system among some patients. In light of this fact, we are suggesting to distributors of the GlucoTrack® model DF-F that they consider offering end users financing and/or leasing options to lessen the initial financial burden associated with purchasing a GlucoTrack® model DF-F.  There can be no assurance that any such alternatives will be made available to end users. In addition, we intend to seek reimbursement approval for the GlucoTrack® model DF-F from third-party payors, including government payors (such as the Medicare and Medicaid programs in the United States, in the event the GlucoTrack® model DF-F is approved for commercial sale in the United States), managed care organizations and other third-party payors. There can be no assurance that such third party-payors will provide reimbursement coverage for the GlucoTrack® model DF-F or, if so, whether such reimbursement coverage will be adequate. See “Risk Factors - If the GlucoTrack® model DF-F or our future product candidates, if any, fail to achieve market acceptance, we may not be able to generate significant revenue or achieve or sustain profitability”.

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

Since the GlucoTrack® model DF-F non-invasive measurement does not directly measure glucose levels in the blood, but rather measures a series of physiological characteristics that correlate with glucose levels, each patient must be calibrated by using a reference to a measurement obtained from an invasive device. Calibration consists of comparing an individual patient’s physiological measurements obtained using the GlucoTrack® model DF-F to measurements obtained from an invasive device under different circumstances over a defined period 30 minute period (3 measurements that require approximately 10 minutes each).

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

Non-invasive devices (under different stages of development) generally require frequent recalibration. For example, GlucoWatch, a single non-invasive product for glucose trend analysis that was previously approved for sale by the FDA, but which is no longer available commercially, required recalibrations approximately every 13 hours. The main reasons for calibration are that tissue parameters generally fluctuate in the area of the measurement, and are sensitive to the location of the sensor and the impact of potential disturbances. Disturbances are less frequent in the earlobes, where the GlucoTrack® model DF-F takes its measurements. Utilizing three channels simultaneously reduces the noise contribution in the measurement. In addition, the personal ear-clip contains sensors to help users attach the device to the proper part of the ear lobe.  The Notified Body for our CE Mark approval has determined that the initial calibration of the GlucoTrack® model DF-F device is valid for a period of six months, while to our knowledge, competing products require recalibration significantly much more frequently. Therefore, we expect the GlucoTrack® model DF-F will require only an initial calibration upon use of a new personal ear-clip (to be replaced every six months) and will not require further recalibration.  However, to date, in informal discussions with the FDA, the FDA has indicated that initially it would require recalibration of the GlucoTrack® model DF-F every month, but has not yet indicated what standards will be used for clearance.  Thus, if and when we receive FDA approval to market the GlucoTrack® model DF-F in the United States, we may be required to provide for calibration on at least a monthly basis.  Recalibration of the device would be accomplished in the same manner as the initial calibration of the device, by comparing the readings obtained from the GlucoTrack® model DF-F against measurements obtained using an invasive device. We expect that the initial calibration and the first one or two recalibrations would be completed by experienced clinicians in a clinical setting, and all other recalibrations after the initial one or two recalibrations would be completed by the patient in a location of his or her choosing.

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

The GlucoTrack® model DF-F has received CE Mark approval, which allows us to market and sell the GlucoTrack® model DF-F glucose monitoring device in EU member countries that have adopted the MDD without being subject to additional national regulations with regard to demonstration of performance and safety. While the MDD is applicable throughout the EU, it requires only a minimum level of harmonization among member countries.  Accordingly, member countries may apply and enforce the MDD’s terms differently, and certain EU member countries may request or require performance and/or safety data additional to the MDD’s requirements from time to time, on a case-by-case basis.  Moreover, the MDD notwithstanding, because the regulatory regimes of the EU member countries are significantly diverse, it is difficult to predict future regulatory developments and risks. The GlucoTrack® model DF-F has not yet been cleared or approved for commercial sale in any other jurisdiction, including the United States.  See “Government Regulatory - Regulation of the Design, Manufacture and Distribution of Medical Devices” below for a discussion of the approval process for commercial sale in the United States. There can be no assurance that approval for commercial sale in any additional jurisdiction will be obtained on a timely basis or at all.

Manufacturing

We do not have commercial manufacturing facilities and do not intend to build commercial manufacturing facilities of our own in the foreseeable future. We currently utilize a third-party manufacturer in Israel to manufacture the GlucoTrack® model DF-F. In July 2014, we entered into a manufacturing agreement with Wistron, the manufacturing arm of Acer Inc. Wistron has agreed to mass produce and service, on a non-exclusive basis, the GlucoTrack® model DF-F and any future products, if any, introduced by us. Pursuant to such agreement, Wistron has agreed to provide full turn-key manufacturing services for the GlucoTrack® model DF-F, including components procurement, unit assembly, device integration, testing and packaging. Wistron has produced a small pilot batch and recently produced a second pilot batch of the GlucoTrack® model DF-F device. A GMP (Good Manufacturing Practice) audit by the local regulatory authorities in Taiwan was conducted in September 2016 and successfully completed. The production line for the GlucoTrack® model DF-F is now ready and we  received an official clearance from the Taiwanese authorities on January 11, 2017. We intend to utilize the services of both Wistron and the Israeli third-party manufacturer to produce the GlucoTrack® model DF-F. Our suppliers and their manufacturing facilities must comply with applicable regulations in the jurisdictions in which the GlucoTrack® model DF-F is being marketed (including ISO 13485 in the EU), current quality system regulations, which include current good manufacturing practices, and to the extent laboratory analysis is involved, current good laboratory practices. There can be no assurance that we will be able to enter into agreements with qualified manufacturers on terms acceptable to us, or at all, or that, once contracted, such manufacturers will perform as expected.

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

Research & Development

We focus significant time and resources on research and development in connection with our efforts to continue to develop, improve and commercialize the GlucoTrack® model DF-F, as well as in connection with our development of other GlucoTrack® models. Our continuing research and development activities are primarily focused on software and algorithm improvements intended to improve the accuracy of the device, clinical trials to test the performance of the GlucoTrack® device when used by children and teenagers between the ages of six and 18, preparation for future FDA trials, testing new characteristics of the device, development of a new device in the GlucoTrack® family and seeking to streamline and continue to simplify the calibration process.  See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Results of Operation” below for a discussion of the research and development expenses for the fiscal years ended 2014, 2015 and 2016.

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

On May 4, 2016 we received regulatory approval from the Korean Ministry of Food and Drug Safety (KMFDS, formerly KFDA) for the GlucoTrack® model DF-F.  In October 2016, we received the final approval from South Korea, which enables us to commence sales of the GlucoTrack® model DF-F in South Korea. Following the official approval, our local distributor placed an initial order for 100 units of GlucoTrack® model DF-F, which were fully paid for and delivered during the fourth quarter of 2016.

We are in the process of seeking regulatory approval for the GlucoTrack® model DF-F in China where we have a distribution agreement in place and are awaiting local regulatory approval.  We currently are not seeking regulatory approval in Japan.  We may also seek regulatory approval to market the GlucoTrack® devices in other foreign countries that do not rely on the CE Mark. To the extent that we seek to market our devices in other non-CE Mark countries in the future, we will be required to comply with the applicable regulatory requirements in each such country. Such regulatory requirements vary by country and may be onerous. As a result, no assurance can be given that we will be able to satisfy the regulatory requirements to sell our products in any such country.

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

On August 10, 2015, we submitted pre-submission documents to the FDA in connection with our proposed future application for FDA approval of our U.S. clinical trial protocol.  The pre-submission documentation was submitted to the FDA in order to obtain the FDA’s guidance regarding the U.S. regulatory pathway for the GlucoTrack® model DF-F, the proper approach to refining the trial protocol, and preparing the pre-marketing application. On October 19, 2015, we met with the FDA to discuss the pre-submission documents, including the approach to and details of the clinical trial protocol for the GlucoTrack® Model DF-F. On May 10, 2016, we submitted a pre-submission supplement (including clinical trial protocol) to the FDA which modifies the pre-submission documentation to reflect the feedback received from the FDA at the meeting. On July 18, 2016, we completed a teleconference with the FDA to further discuss our pre-submission supplement. At the end of this discussion, we received verbal confirmation from the FDA that clinical trials of the GlucoTrack® model DF-F constitute non-significant risk device studies, which allows the trials to proceed without an Investigational Device Exemption (IDE) application. Such trials are assessed by the FDA and not considered to present a potential for serious risk to the health, safety or the welfare of subjects. We have identified and are currently negotiating agreements with two ~~US~~ diabetes and endocrinology institutions in the United States, as well as prominent endocrinologists to conduct the clinical trials as Prime Investigators. Subject to finalization of these agreements and to raising adequate financing to do so, we expect to begin clinical trials in the United States in the first half of 2017.

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

The Affordable Care Act

The Patient Protection and Affordable Care Act was signed the measure into law on March 23, 2010 and on March 30, 2010, the President signed into law a reconciliation bill that modifies certain provisions of the same. These two laws are jointly referred to as the “Affordable Care Act” or “ACA.”

The principal aim of the legislation was to expand health insurance coverage to approximately 32 million Americans who were uninsured. The law’s most far-reaching changes did not take effect until 2014, including a requirement that most Americans carry health insurance. The consequences of these significant coverage expansions on the sales of our products is still unknown and speculative at this point, although the ACA and certain state initiatives may compel private insurers to reduce coverage or reimbursement for various items and services, including medical devices of the type that we contemplate distributing.

This legislation contains many provisions designed to generate the revenues necessary to fund the coverage expansions. The most relevant of these provisions are those that impose fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, each medical device manufacturer is required to pay an excise tax (or sales tax) in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. The tax applies to all medical devices, including our products and product candidates. The ACA also provides for increased enforcement of the fraud and abuse regulations previously mentioned.

In June, 2012, the United States Supreme Court upheld most of the provisions of the Affordable Care Act. While federal regulatory agencies are moving forward with implementation of the provisions of the Affordable Care Act, Congress and the President are attempting to pass legislation which would reverse the Affordable Care Act. Furthermore, various health insurance reform proposals are also emerging at the state level. Due to the unsettled nature of these reforms and the numerous steps required to implement them, we cannot predict to what extent (if at all) Congress and the President will succeed in limiting or reversing the Affordable Care Act, whether (and if so, what) additional health insurance reforms will be implemented at the federal or state level and/or the effect that any future legislation or regulation will have on our business. If the ACA or parts of it are repealed, it is unclear what programs, if any, Congress and the Trump Administration might enact and sign into law to replace the repealed portions of the ACA.

On August 2, 2011, President Obama and Congress enacted the Budget Control Act of 2011 to increase the federal government’s borrowing authority (the so-called “debt ceiling”) and reduce the federal government’s projected operating deficit. To implement this legislation, President Obama and members of Congress have proposed various spending cuts and tax reform initiatives, some of which could result in changes (including substantial reductions in funding) to Medicare, Medicaid or Medicare Advantage Plans. Under the agreement reached to allow the federal government to raise the debt ceiling in August 2011, a 12-member, bipartisan committee was given a deadline of November 23, 2011 to develop recommendations for reducing the federal budget deficit by a total of at least $1.2 trillion over ten years. However, the committee was not able to agree on a plan and, therefore, $1.2 trillion in automatic spending cuts, including a two-percent reduction in Medicare payments to dialysis facilities went into effect on January 1, 2013. In November 2013, CMS released a final rule that included a 12% cut for reimbursement of dialysis intravenous services.  While CMS created other offsets to make the first two years of the cut budget neutral, the adjustment itself in the bundle went down by 3.3% starting in January 2014, as part of a 3-4 year transition period to reach the 12% reduction. This means that Medicare dialysis rates  in an environment of increasing expenses. These measures and any future federal legislation relating to the debt ceiling or deficit reduction could have a material adverse effect on us.

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

           We have obtained issued patents covering our technologies related to the GlucoTrack® measurement process and our devices in the United States, and depending on the patent, in various countries in Europe, the Far East. the Pacific, Africa and Latin America.  Our patents expire between 2023 and 2031. Patent applications for these products are pending in several jurisdictions. We have also obtained a patent for our ear clip in a smaller number of jurisdictions and have applications pending for this product in a number of jurisdictions. We also have design patents granted and pending for various aspects of our device.

            We have obtained trademark registrations for GlucoTrack® in similar countries, and trademark applications for  GlucoTrack® are pending in two countries.  The trademark application for GlucoTrack® in Thailand is on appeal and pending as well. Trademark registrations were issued in eleven countries for "JUST CLIP IT" and additional applications are pending in three countries, including the United States. In addition, trademark registrations were issued in seven countries for "YOUR TRACK TO HEALTH", and additional applications are pending in the same three countries to register the trademark.  Trademark registrations have been issued in Israel to register "Integrity" and the Company's logo and are pending in China, Hong Kong and Taiwan to register GlucoTrack in Chinese characters.

              We believe that our patents and products do not and will not infringe patents or violate proprietary rights of others, although it is possible that our existing patent rights may not be valid or that infringement of existing or future patents or proprietary rights may occur. Litigation may be necessary to defend or enforce our patent rights or to determine the scope and validity of the proprietary rights of others. Defense and enforcement of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable, and could result in the diversion of substantial resources and management time and attention from our other activities. An adverse outcome could subject us to significant liability to third parties, require us to obtain licenses from third parties, require us to alter our products or processes, or require that we cease altogether any related research and development activities or product sales.

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

Abbott FreeStyle Libre is a relatively new device which was introduced to the market during 2014 and is targeted for Type 1 and Type 2 diabetics. It comprises a disk-shaped glucose sensor that is inserted into the upper arm and must be replaced every two weeks. In order to receive a reading, the user scans the device over the sensor and receives an immediate reading.

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

Employees

As of December 31, 2016, we had 33 full-time employees and 6 part-time employees. None of our employees are represented by a collective bargaining agreement. In addition, as of December 31, 2016, we had seven full-time consultants.

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

We will need to secure additional financing in 2017 in order to continue to finance our operations. If we are unable to secure additional financing on acceptable terms, or at all, we may be forced to curtail or cease our operations.

Our cash on hand was approximately $1,635,000 as of March 27, 2017. Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents will enable us to operate for a period of less than six months from the date of this report. In order to fund our anticipated liquidity needs beyond such period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need to raise additional capital.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. We do not know whether additional funding will be available on acceptable terms, or at all. If we are unable to secure additional financing in the near term, we may be forced to: curtail or abandon our existing business plans; limit or terminate our applications for the regulatory approvals or clearances, as the case may be, in the countries in which we intend to market the GlucoTrack® model DF-F; reduce our headcount; default on our debt obligations; file for bankruptcy; seek to sell some or all of our assets; and/or cease our operations.  If we are forced to take any of these steps, any investment in our securities may be worthless.  To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants.  In addition to the dilution normally attendant to an equity offering, holders of our shares of Common Stock may experience additional dilution as a result of the anti-dilution and most favored nation provisions of our Preferred Stock and Warrants.

We have a history of operating losses, and there is no assurance that we will generate material revenues or become profitable in the near future.

We are a medical device company with a limited operating history. We are not profitable and have incurred losses since our inception. To date we have not generated material revenue from the sale of products and we do not anticipate that we will report operating income in the near future. Our initial product, the GlucoTrack® model DF-F, has not been approved for marketing in the United States and may not be sold or marketed without FDA clearance or approval in the United States. While our GlucoTrack® model DF-F received CE Mark approval in 2013, there is no assurance that we will be able to generate any material revenues from sales of such model in the EU or any other jurisdictions. We continue to incur research and development and selling, marketing and general and administrative expenses related to our operations, development and commercialization of our first product. Our operating losses for the years ended December 31, 2016 and 2015 were approximately $5.7 million and $4.7 million, respectively, and we had an accumulated deficit of approximately $35.7 million as of December 31, 2016. We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we prepare for and begin to commercialize the GlucoTrack® model DF-F. If we are not successful in manufacturing and distribution the GlucoTrack® model DF-F, or if the GlucoTrack® model DF-F does not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm noted in its report accompanying our financial statements for the fiscal year ended December 31, 2016 that we had suffered significant accumulated deficit and had negative operating cash flows and that the development and commercialization of our product is expected to require substantial expenditures. We have not yet generated any material revenues from our operations to fund our activities, and are therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in our common stock.

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

Economic crises and market instability may materially and adversely affect the demand for our products, as well as our ability to obtain credit or secure funds through sales of our stock, which may materially and adversely affect our business, financial condition and ability to fund our operations.

Economic crises may reduce the demand for new and innovative medical devices, resulting in delayed market acceptance of our products, if and when they are approved. Such a delay could have a material adverse impact on our business, expected cash flows, results of operations and financial condition. Additionally, we have funded our operations to date primarily through private sales of securities, including common stock and other securities convertible into or exercisable for shares of our common stock. Economic turmoil and instability in the world’s equity and credit markets and in the unstable world may materially adversely affect our ability to sell additional securities and/or borrow cash.  There can be no assurance that we will be able to raise additional working capital on acceptable terms or at all, and any failure to do so may materially adversely affect our ability to continue operations.

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

Congress passed healthcare reform legislation that the President signed into law on March 23, 2010 and March 30, 2010. The package signed into law was and is considered by some to be the most dramatic change to the country’s healthcare system in decades. The principal aim of the law currently enacted is to expand health insurance coverage to approximately 32 million Americans who are currently uninsured. The law’s most far-reaching changes did not take effect until 2014, including a requirement that most Americans carry health insurance. The consequences of these significant coverage expansions on the sale of our products are still unknown and speculative at this point.

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

Additionally, although we have received our CE Mark approval for the GlucoTrack® model DF-F non-invasive glucose monitoring device, EU member countries may request or require additional performance and/or safety data from time to time, on a case-by-case basis. We have also received final approval from South Korea to commence sales of the GlucoTrack® model DF-F in South Korea

Further, the GlucoTrack® model DF-F or our future product candidates, if any, may not be cleared or approved, as the case may be, even if the clinical data are satisfactory and support, in our view, its or their clearance or approval. The FDA or other non-U.S. regulatory authorities may disagree with our trial design or interpretation of the clinical data. In addition, any of these regulatory authorities may change requirements for the clearance or approval of a product candidate even after reviewing and providing comment on a protocol for a pivotal clinical trial that has the potential to result in FDA approval. In addition, any of these regulatory authorities may also clear or approve a product candidate for fewer or more limited uses than we request or may grant clearance or approval contingent on the performance of costly post-marketing clinical trials. In addition, the FDA or other non-U.S. regulatory authorities may not approve the labeling claims necessary or desirable for the successful commercialization of the GlucoTrack® model DF-F or our future product candidates, if any.

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

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of medical devices are subject to extensive regulation by the FDA and other non-U.S. regulatory authorities, which regulations differ from country to country. We are not permitted to market our product candidates in the United States until we receive a clearance letter under the 510(k)-premarket notification process or approval of a Section 515 premarket approval, from the FDA, depending on the nature of the device. We have not submitted an application or premarket notification for or received marketing clearance or approval for any of our product candidates. Obtaining approval of any premarket approval can be a lengthy, expensive and uncertain process. While the FDA normally reviews, and clears a premarket notification in three months, there is no guarantee that our products will qualify for this more expeditious regulatory process, which is reserved for Class I and II devices, nor is there any assurance that, even if a device is reviewed under the 510(k)-premarket notification process, the FDA will review it expeditiously or determine that the device is substantially equivalent to a lawfully marketed non-premarket approval device. If the FDA fails to make this finding, then we cannot market the device. In lieu of acting on a premarket notification, the FDA may seek additional information or additional data which would further delay our ability to market the product. In addition, failure to comply with FDA, non-U.S. regulatory authorities or other applicable U.S. and non-U.S. regulatory requirements may, either before or after product clearance or approval, if any, subject us to administrative or judicially imposed sanctions, including:

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

Regulatory approval of a PMA or PMA supplement or clearance pursuant to a 510(k)-premarket notification is not guaranteed, and the approval or clearance process, as the case may be, is expensive and may, especially in the case of the PMA, take several years. The FDA also has substantial discretion in the medical device clearance or approval processes. Despite the time and expense exerted, failure can occur at any stage and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional pre-clinical studies and clinical trials. The number of pre-clinical studies and clinical trials that will be required for FDA clearance or approval varies depending on the medical device candidate, the disease or condition that the medical device candidate is designed to address, and the regulations applicable to any particular medical device candidate. The FDA can delay, limit or deny clearance or approval of a medical device candidate for many reasons, including:

•	a medical device candidate may not be deemed safe or effective, in the case of a PMA;

•	a medical device candidate may not be deemed to be substantially equivalent to a lawfully marketed non-premarket approval device in the case of a 510(k)-premarket notification;

•	FDA officials may not find the data from the clinical trials sufficient;

•	the FDA might not approve our third-party manufacturer’s processes or facilities; or

•	the FDA may change its clearance or approval policies or adopt new regulations.

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

We will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our research, development and commercialization efforts for GlucoTrack® model DF-F or our future product candidates, if any. Our success depends on our continued ability to attract, retain and motivate highly qualified management and pre-clinical and clinical personnel. The loss of the services of any of our senior management~~, ,~~ could delay or prevent the development or commercialization of GlucoTrack® model DF-F or our future product candidates, if any. At present, do not have key man insurance policies with respect to any of our employees. We will need to hire additional personnel as we continue to expand our research and development activities and build a sales and marketing function. Although we currently have employment agreements with each of Messrs. Graham, Malka and Sassoun those agreements provide that they may be terminated by Mr. Graham, Malka and Sassoun as applicable, upon 90 days written notice to us, respectively.

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

We do not own or operate manufacturing facilities for clinical or commercial production of the GlucoTrack® model DF-F, other than a prototype lab. We have no experience in medical device manufacturing, and lack the resources and the capability to manufacture the GlucoTrack® model DF-F on a commercial scale. We currently manufacture the GlucoTrack® model DF-F with a third-party manufacturer in Israel.  In July 2014, we entered into a manufacturing agreement with Wistron.  Wistron is in the process of preparing a production line for the GlucoTrack® model DF-F. Wistron has produced a small pilot batch and is in the process of producing a second pilot batch of the GlucoTrack® model DF-F device. Subject to satisfactory completion of a GMP (Good Manufacturing Practice) audit by the local regulatory authorities in Taiwan, we now anticipate that the production line for the GlucoTrack® model DF-F will be operational during the first half of 2017.  Following the completion of Wistron’s production line, we intend to utilize the services of both Wistron and the Israeli third-party manufacturer to produce the GlucoTrack® model DF-F.

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

        Integrity Israel is required to pay royalties to the OCS on the proceeds from the sale of our systems resulting from research and development projects for which the OCS provided a grant. During the first three years of sales, we will be required to pay royalties of 3% of the sales of such products. In the fourth, fifth and sixth years of sales, we will be required to pay royalties of 4% of such sales and from the seventh year on we will be required to pay royalties of 5% of such sales, in all cases, up to 100% of the amount of grants received by us from the OCS plus interest at the London Interbank Offered Rate (“LIBOR”). We do not have any other future performance obligations related to the OCS grants. As of December 31, 2016, the contingent liabilities with respect to OCS grants subject to repayment under these royalty agreements equaled $69,330, not including interest. To the extent that we are required to pay royalties to the OCS, such payments will increase our expenses for the year(s) in which such payment(s) are accrued, and, as a result, will reduce our profits (or increase our losses, as applicable) for such periods. Payments made to the OCS in lieu of royalties and repayment of the loans described above will reduce our free cash-flow and our cash balance for the year(s) in which such payment(s) are made.

Messrs. Avner Gal and Zvi Cohen collectively loaned us NIS 176,000 ($45,774 based on the exchange rate of 3.845 NIS/dollar as of December 31, 2016) in May 2002 pursuant to an oral agreement. Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned us NIS 336,300 ($87,464 based on the same exchange rate) on March 16, 2004 (the “Tarlovsky/Fisher/Kugler Loan”). These loans are not required to be repaid until the first year in which we realize profits in our statement of operations. At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales after deduction of VAT in the relevant quarter, beginning the quarter following the first year in which we realize profits in our annual statement of operations. The total amount to be repaid by us to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to us, plus an amount equal to the product of the amount of each payment made by us in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment. However, notwithstanding the abovementioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital.  The Israeli Consumer Price Index was 177.6386, and 178.5793, respectively, as of the dates of the Gal/Cohen Loan and the Tarlovsky/Fisher/Kugler Loan. As of December 31, 2016, the Israeli Consumer Price Index was 221.654. Our Board of Directors is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

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

As of March 27, 2017, we had 6,026,527 shares of common stock outstanding. In addition, the shares of Preferred Stock, Warrants and employees’ stock options outstanding on such date were convertible into, or exercisable for, an aggregate of 17,035,667 shares of common stock. Pursuant to the registration rights agreement we entered into with certain of our stockholders who participated in the private placement of units of the Company consisting of our Series A Preferred Stock and Warrants to purchase shares of Common Stock and the placement agent agreement entered into with Andrew Garrett, Inc., we have filed a registration statement registering for resale an aggregate of 2,824,471 shares of common stock underlying the Series A Preferred Stock and related Warrants and the placement agent Warrants issued in respect thereof. Pursuant to the registration rights agreement entered into in connection with our sale of the Series B Units, on March 31, 2015 we filed a Registration Statement on Form S-1 registering the resale of an aggregate of 4,818,761 shares of Common Stock underlying the Series B Units and related Warrants and the placement agent Warrants issued in respect thereof.  In addition, the shares of Common Stock sold by us in a previous private placement consummated in the period from December 16, 2010 through July 29, 2011 may be eligible for resale without registration in accordance with one or more exceptions under the Securities Act. Sales by stockholders of substantial amounts of shares of Common Stock (pursuant to the registration statement described in the preceding sentence or pursuant to an exemption from registration), the issuance of new shares of Common Stock (or securities convertible into or exercisable for shares of our common stock) by us or the perception that these sales may occur in the future, could materially and adversely affect the market price of the Common Stock.

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

         The adoption of the “Conflict Minerals” regulations may adversely affect the manufacturing of our current and future products

Recent regulatory requirements regarding the use of “conflict minerals” could affect the sourcing and availability of the raw materials used by our third-party manufacturers. We may be subject to costs associated with the new regulations, including for the diligence pertaining to the presence of any conflict minerals used in our products and the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. The impact of the regulations may result in a limited pool of suppliers who provide conflict free minerals, and we cannot assure that we will be able to obtain products in sufficient quantities or at competitive prices. We may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for the metals used in the products we sell. As a result, we may not be able to obtain the materials necessary to manufacture our products, which could force us to cease production or search for alternative supply sources, possibly at a higher cost. Such disruptions may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Until mid-December 2015, Integrity Israel leased approximately 3,100 square feet of office space in the city of Ashkelon, Israel as its principal offices and prototype laboratory.  Pursuant to a verbal agreement with the landlord, Integrity Israel leased this facility on a monthly basis at a cost of approximately $3,179 (NIS 11,500 based on an exchange rate of $.0267:1 NIS as of March 27, 2017). Currently, Integrity Israel leases approximately 5,500 square feet of office space in the city of Ashdod, Israel for its principal offices.  The lease term began on December 1, 2015 for a period of 5 years which can be extended for an additional 5 years at the option of the Company. Monthly lease payments including maintenance are approximately $10,000. The Company estimates that its minimal rent and maintenance payments will be approximately $120,000 per year over each of the next 5 years. In connection with the lease agreement, Integrity Israel provided the landlord a bank guarantee in the amount of approximately $35,000 (NIS 137,162 based on the same exchange rate) that can be exercised by the landlord in the case Integrity Israel fails to pay the monthly rent payments.  The guarantee is renewed on an annual basis for a period of 5 years and is secured by funds on deposit with the bank, which generally must be sufficient to cover the principal amount guarantee.

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

The following table sets forth, for each quarter during the period commencing January 1, 2014 and ending on December 31, 2016, the reported high and low bid prices of our Common Stock on the OTCQB.  The bid information was obtained from the OTC Markets, Inc. and reflects prices between dealers, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid

December 31, 2016	$3.09	$2.30
September 30, 2016	$3.75	$1.70
June 30, 2016	$4.50	$3.25
March 31, 2016	$4.50	$2.00
December 31, 2015	$5.83	$3.25
September 30, 2015	$6.75	$4.00
June 30, 2015	$7.50	$4.25
March 31, 2015	$6.25	$4.90

Holders

As of March 27, 2017, there were 307 holders of record of our Common Stock.

Dividends

We have never declared or paid any cash dividends on our Common Stock and do not anticipate paying any dividends on our Common Stock in the foreseeable future. Any cash that might be available for payment of dividends will be used to expand our business. Payments of any cash dividends in the future will depend on our financial condition, results of operation and capital requirements, as well as other factors deemed relevant to our Board of Directors. Furthermore, pursuant to the certificate of designations, preferences and rights governing the Series C Preferred Stock (the “Series C Certificate of Designations”), as long as any shares of Series C Preferred Stock are outstanding, without the written consent of the holders of a majority in stated value of the then outstanding Series C Preferred Stock, we will not be permitted to, among other things, pay dividends on or otherwise make distributions in respect of any shares of our Common Stock or other securities junior to the Series C Preferred Stock.

Pursuant to the Series A Certificate of Designations, the holders of Series A Preferred Stock are entitled to receive cumulative dividends at a rate of 5% per annum, based on the stated value per share of Series A Preferred Stock, which was initially $1,000 per share. Dividends on the Series A Preferred Stock are payable quarterly on March 31, June 30, September 30 and December 31 of each year, and on each conversion date (with respect to the shares of Series A Preferred Stock being converted). For the year ending December 31, 2016, we paid an amount of $13,529 in cash dividends to holders of Series A Preferred Stock.

Pursuant to the Series B Certificate of Designations, the holders of Series B Preferred Stock are entitled to receive cumulative dividends at a rate of 5.5% per annum, based on the stated value per share of Series B Preferred Stock, which was initially $1,000 per share. Dividends on the Series B Preferred Stock are payable quarterly on March 31, June 30, September 30 and December 31 of each year, and on each conversion date (with respect to the shares of Series B Preferred Stock being converted). For the year ending December 31, 2016, we distributed a total of 272,282 shares of Common Stock at an estimated fair value of $647,215 as stock dividends to holders of Series B Preferred Stock.

Pursuant to the Series C Certificate of Designations, the holders of Series C Preferred Stock are entitled to receive cumulative dividends at a rate of 5.5% per annum, based on the stated value per share of Series C Preferred Stock, which was initially $1,000 per share. Dividends on the Series C Preferred Stock are payable quarterly on March 31, June 30, September 30 and December 31 of each year, beginning on June 30, 2016, and on each conversion date (with respect to the shares of Preferred Stock being converted). For so long as required under the terms of the Certificate of Designations for the Company’s outstanding Series A Preferred Stock or Series B Preferred Stock, dividends will be payable only in shares of Common Stock. Thereafter, dividends on the Series C Preferred Stock will be payable, at the option of the Company, in cash and/or, if certain conditions are satisfied, shares of Common Stock or a combination of both. Shares of Common Stock issued as payment of dividends will be valued at the lower of (a) the then current conversion price of the Series C Preferred Stock or (b) the average of the volume weighted average price for the Common Stock on the principal trading market therefor for the 10 trading days immediately prior to the applicable dividend payment date. The Company will incur a late fee of 9% per annum, payable in cash, on dividends that are not paid within three trading days of the applicable dividend payment date. For the year ending December 31, 2016, we distributed a total of 64,148 shares of Common Stock at an estimated fair value of $152,480 as stock dividends to holders of Series C Preferred Stock.

Under Delaware law, we can only pay dividends, whether in cash or common stock, either out of “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or out of current or the immediately preceding year’s earnings. During the fourth quarter of 2016, we did not have sufficient earnings to achieve a “surplus”. Due to the statutory limitation, we were unable to distribute quarterly dividends to the holders of Series A, Series B and Series C Preferred Stock for the quarter ended December 31, 2016.  On March 8, 2017, and upon the Company achieving a “surplus”, the Company paid the dividends payable for the quarter ended December 31, 2016 along with all late fees attributable to such dividends.

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

On June 4, 2013, we received initial CE Mark approval for the GlucoTrack® model DF-F non-invasive glucose monitoring device from DEKRA Certification B.V., our European notified body (the “Notified Body”). In March 2014, we received CE Mark approval for six months’ calibration validity of the same device. Receipt of the CE Mark allows us to market and sell the GlucoTrack® model DF-F glucose monitoring device in European Union (“EU”) member countries that have adopted the European Medical Device Directive (the “MDD”) without being subject to additional national regulations with regard to demonstration of performance and safety. However, although the MDD is applicable throughout the EU, in practice it does not ensure uniform regulation throughout the EU.  Accordingly, member countries may apply and enforce the MDD’s terms differently, and certain EU member countries may request or require performance and/or safety data additional to the MDD’s requirements from time to time, on a case-by-case basis. The CE Mark also permits the sale in countries that have an MDD Mutual Recognition Agreement with the EU.

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

Given the improvements to the device that were submitted for approval in the second half of 2015 and approved in August and December 2015, we postponed sales of the GlucoTrack® model DF-F in the second half of 2015.  We held an international distributors’ conference in October 2015 in which, among other things, we educated our international distributors as to the improvements to the device and our expectation to begin taking orders for the improved device in the first quarter of 2016.  During the fiscal year ended December 31, 2016, after introducing the improved version of GlucoTrack® model DF-F, we received orders totaling approximately $1.9 million that are contingent on the receipt of local regulatory approval to market the GlucoTrack® model DF-F in certain countries.  We delivered devices totaling $400,000 during the fiscal year ended December 31, 2016 for which we have received full payment.  We cannot guarantee when the remaining orders in the amount of $1.5 million will be fulfilled (if at all), due to the pending local regulatory process, and we have not received any pre-payments for these orders.

In addition to the improvements to the GlucoTrack® model DF-F described above, we have also continued to work on additional improvements to the device and the development of new devices and, subject to our raising sufficient funds to do so, intend to continue these efforts in 2017.  Specifically, we are developing a wireless communication module (WLM) with embedded Bluetooth Low-Energy (BLE) and Wi-Fi technologies, which we expect will enable transmission of measurement data captured by the GlucoTrack® model DF-F to a cloud based server.  We also started to design the next generation of GlucoTrack® model DF-F, as well as a simple model, DF-B, for sale in developing countries.

Going Concern

We have not yet generated material revenues from our operations and, as of December 31, 2016, have incurred an accumulated deficit of $35,604,176, stockholders’ deficit of $10,949,430 and negative operating cash flows. We currently have no material sources of recurring revenue and therefor are dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Recent Corporate Developments

Exchange of Series A Unit for Series B Units; Sale of Series C Units

       As more fully described in Note 10 to the Company's financial statements included in this Annual Report on Form 10-K, on March 13, 2013, the Company entered into the Series A Purchase Agreement with the Series A Unit Purchasers pursuant to which the Company issued to the Series A Unit Purchasers an aggregate of 6,300 Series A Units, at a price of $1,000 per unit, each consisting of (i) one share of Series A Preferred Stock and (ii) a Series A Warrant.

       The issuance and sale of the Series A Units constituted the second and final closing of an offering under the terms of the Series A Purchase Agreement. On November 19, 2012, the Company completed the First Closing, pursuant to which the Company issued and sold an aggregate of 165,057 shares of Common Stock at a price of $7.00 per share to the First Closing Purchasers. As a result of the conversion of the offering from an offering of Common Stock to an offering of Series A Units, the Company agreed with AGI that, following the closing of the sale of the Series A Units, the Company would exchange the shares of Common Stock acquired by each First Closing Purchaser in the First Closing for such number of Series A Units equal to the aggregate purchase price paid by such First Closing Purchaser in the First Closing, divided by $1,000, in each case subject to the execution by the First Closing Purchasers of a consent to such modification. Pursuant to this agreement, on May 13, 2013, the Company cancelled 162,907 of the 165,057 shares of Common Stock issued to the First Closing Purchasers and issued to such First Closing Purchasers an aggregate of 1,140.35 Series A Units. Such Series A Units include Series A Preferred Stock convertible into an aggregate of 196,597 shares of Common Stock at a conversion price of $5.80 per share and Series A Warrants exercisable for 196,597 shares of Common Stock at an exercise price of $6.96 per share.

Between August and December 2014, the Company entered into the Series B Purchase Agreement with the Series B Unit Purchasers pursuant to which the Company issued to the Series B Unit Purchasers an aggregate of 8,500 Series B Units, at a price of $1,000 per unit, each consisting of (i) one share of Series B Preferred Stock, convertible into shares of our common stock, par value $0.001 per share, at an initial conversion price of $5.80 per share, (ii) a Series B-1 Warrant and (iii) a Series B-2 Warrant. The shares of Series B Preferred Stock included in the Series B Units are convertible into an aggregate of 1,465,578 shares of our common stock, and the Series B Warrants included in the Series B Units are exercisable for an aggregate of 2,931,156 shares of our common stock, in each case subject to adjustment in certain circumstances.

Between April of 2016 and March of 2017, we received aggregate net proceeds of approximately $7.56 million (net of related cash expenses) from the issuance and sale in a private placement transaction, at a price of $1,000 per unit, of 8,792.80 Series C Units, each consisting of (i) one share of Series C Preferred Stock, convertible into shares of our common stock, par value $0.001 per share, at an initial conversion price of $4.50 per share, (ii) a Series C-1 Warrant and (iii) a Series C-2 Warrant. The shares of Series C Preferred Stock included in the Series C Units are convertible into an aggregate of 1,953,984 shares of our common stock, and the Series C Warrants included in the Series C Units are exercisable for an aggregate of 3,907,968 shares of our common stock, in each case subject to adjustment in certain circumstances.

As a result of the initial issuance and sale of the Series C Units, pursuant to the terms of the Series A Warrants, on April 8, 2016, the exercise price per share of the remaining Series A Warrants decreased from $5.80 per share to $4.50 per share and the number of shares of Common Stock issuable upon exercise of each of the Series A Warrants, in the aggregate, increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, will be equal to the aggregate exercise price prior to such adjustment. Also as a result of the initial issuance and sale of the Series C Units, pursuant to the terms of the certificates of designations for the Series A Preferred Stock and Series B Preferred Stock, on April 8, 2016, the conversion price per share of Series A Preferred Stock and Series B Preferred Stock decreased to $4.50 per share.

Based on the terms of the purchase agreements relating to the issuance and sale of the Series A Units and the Series B Units, respectively, so long as any Purchaser holds any shares of Series A Preferred Stock or Series B Preferred Stock, respectively, if (i) the Company sells any shares of Common Stock or other securities convertible into, or rights to acquire, Common Stock and (ii) a Purchaser then holding Series A or Series B Preferred Stock or Warrants reasonably believes that any of the terms and conditions appurtenant to such issuance or sale are more favorable to the purchaser in such subsequent sale of securities than are the terms and conditions granted to such Purchaser, then the Purchaser will be permitted to require the Company to amend the terms of this transaction (only with respect to such Purchaser) so as to match the terms of the subsequent issuance (including, for the avoidance of doubt, any terms and provisions that are or may be less favorable to such Purchaser).

Pursuant to the Series A Purchase Agreement and Series B Purchase Agreement, the Company was required to and did notify the holders of the Series A Preferred Stock and Series B Preferred Stock of the closing of the sale of the Series C Units, and following receipt thereof such holders of Series A Preferred Stock and Series B Preferred Stock were entitled, pursuant to the “most favored nation” provisions contained in the Series A Purchase Agreement and Series B Purchase Agreement (as described above), to elect to amend the terms of their purchase of Series A Units or Series B Units, as applicable to match the terms of the Series C Units. The Company was obligated to amend the terms of any Series A Units and Series B Units held by a Series A Purchaser or Series B Purchaser, respectively, who timely made such election and tendered its Series A Units or Series B Units for exchange.

As of December 31, 2015, the holders of approximately 6,931 Series A Units have elected, pursuant to the “most favored nation” provision in the Series A Purchase Agreement, to amend the terms of their Series A Units to match the terms of the Series B Units. Accordingly, the Company has exchange 6,931 share of Series A Preferred Stock into 6,931 shares of Series B Stock and 1,440,880 Series A Warrants into 1,200,710 Series B-1 Warrants and 1,200,710 Series B-2 Warrants. Due to the differences in the contractual terms of each of the financial instruments exchanged management determined that the exchange constitutes an extinguishment of the existing instruments and an issuance of new financial instruments. As a result of the exchange elections, the Company recorded during the year ended December 31, 2015 a non-cash loss on extinguishment of Series A Preferred Stock and Series A Warrants in the amount of $1,284,354, resulting from the differences between the fair market value estimate of the new Series B Units less the net book value of the exchanged Series A Preferred Stock and less the fair value of the exchanged Warrants with down-round protection.  As of December 31, 2016, no holders of the remaining Series A Units or Series B Units have elected to amend the terms of their Series A or Series B Units, as applicable, to match the terms of the Series C Units.

During February 2016, the Company entered into an Advisory Agreement with AGI, pursuant to which the Company retained AGI on a non-exclusive basis to provide certain advisory services to the Company. As consideration for such services, the Company extended through December 31, 2019, the expiration date of 364,071 warrants issued to AGI and/or its designees in connection with the Company’s common stock offering completed in 2010 and the Series A Unit offering completed in 2012. The Advisory Agreement had an initial term of six months, subject to automatic renewal for additional 30 day terms unless terminated by either party with 30 days written notice.  In April 2016, the Company and AGI amended that Advisory Agreement to extend the term of the Advisory Agreement for an additional six months.  In consideration for such extension, the Company agreed to modify the terms of the 439,674 warrants issued to AGI and/or its designees in connection with the Series B Unit offering to include full-ratchet anti-dilution protection. As a result of the two agreements the Company recorded in its statement of operations for the year ended December 31, 2016, a one-time charge in the amount of $211,077 representing the incremental fair market value adjustments in respect of the above modified warrants issued to the placement agent. Such incremental fair market value adjustments represent the increase in the fair value of the warrants resulting from the above modifications and were recorded against stockholders’ deficit. In addition, as a result of the inclusion of anti-dilution protection, the Company classified $341,662, representing the fair market value as of April 2016 of the above 439,674 warrants issued to AGI out of stockholders’ deficit and presented them as warrants with down round protection within long-term liabilities.

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with AGI, at the initial closing of the sale of the Series C Units the Company paid AGI, as a commission, an amount equal to 6% of the aggregate sales price of the Series C Units, plus 4% of the aggregate sales price as a management fee plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series C Units. At the end of the second, third, fourth, fifth, sixth and seventh closings of the sale of the Series C Units, the Company paid AGI, as a commission, an amount equal to 10% of the aggregate sales price of the Series C Units sold in such closing, plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series C Units sold in such closing. In addition, pursuant to the Placement Agent Agreement, the Company is required to issue to AGI: (a) 5 year warrants to purchase up to 390,798 shares of Common Stock at an exercise price of $4.50 per share and (b) 5 year warrants to purchase up to 195,398 shares of Common Stock at an exercise price of $7.75 per share. The terms of such warrants will be substantially similar to the Series C Warrants except that the warrants issued to AGI will also be exercisable on a cashless basis and will include full ratchet anti-dilution protection.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. As applicable to the consolidated financial statements included elsewhere in this report, the most significant estimates and assumptions relate to (i) the fair value estimate of the Warrants with down-round protection, (ii) the allocation of the proceeds and the related issuance costs of the Series C Units, and (iii) the going concern assumptions.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).

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

During the fiscal year ended December 31, 2016, the FASB issued several Accounting Standard Updates (“ASUs”) that focus on certain implementation issues of the new revenue recognition guidance, including Narrow-Scope Improvements and Practical Expedients, Principal versus Agent Considerations and Identifying Performance Obligations and Licensing.

In accordance with a recent amendment to ASU 2014-09, introduced by Accounting Standard Update 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date”, for a public entity, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period (the first quarter of fiscal year 2018 for the Company). Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

The Company intends to adopt ASU 2014-09 as of January 1, 2018.

The Company is in the process of evaluating the impact of ASU 2014-09 on its revenue streams and selling contracts, if any, and on its financial reporting and disclosures. Management is expecting to complete the evaluation of the impact of the accounting and disclosure changes on the business processes, controls and systems throughout 2017.

Since the company did not report significant revenues, management believes that the adoption of ASU 2014-09 will not have significant impact on its financial statements.

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

The amendments in ASU 2014-15 became effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.

Due to the current financial condition of the Company and the existing uncertainty regarding its ability to continue as a going concern, the provisions of ASU 2014-15 did not have a significant effect on the management evaluation of the Company’s ability to continue as a going concern.

3.	Accounting Standard Update 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity”.

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

In July, 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”).

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

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the years ended, December 31, 2016, December 31, 2015 and December 31, 2014. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

       During the year ended December 31, 2016, we had revenues of $611,689 from orders for our GlucoTrack® model DF-F glucose monitoring device and personal ear-clip (“PEC”) that are replaced every six months, as compared with $143,167 for the prior-year period.  The increase in revenues resulted from increased orders from customers. We did not have any revenue from orders for our GlucoTrack® model DF-F and PEC in the six-month period ended December 31, 2015, as we were working on improvements to the GlucoTrack® model DF-F for which we received approval from the Notified Body on August 31, 2015 and December 2015. We also received final approval in October 2016 from South Korea and recorded $100,000 in revenues as the initial order from our South Korean distributor during the fourth quarter of 2016.

Research and development expenses

Research and development expenses were $2,881,817 for the year ended December 31, 2016, as compared to $2,268,345 for the prior-year period. The increase is attributable primarily to higher salary costs and related expenses resulting from increased head-count and higher expenses relating primarily to our efforts to obtain regulatory approval for the GlucoTrack® model DF-F in China.

Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, travel expenses, clinical trials and other expenses. Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect research and development expenses to increase in 2017 and beyond, primarily due to hiring additional personnel and developing our product line, as well as improvement of the GlucoTrack® model DF-F; however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs, including the FDA registration process, specific requirements from customers, development of new GlucoTrack® models and others.

Selling and marketing expenses

Selling and marketing expenses were $1,127,915 for the year ended December 31, 2016, as compared to $1,127,434 for the prior-year period. There was no material change between the years. However, during 2016 we hired additional business development employees to increase our focus on marketing our products. The increase was offset by the reduction in professional fees relating to a consulting project performed by a third party during 2015.

Selling and marketing expenses consist primarily of professional services, salaries, travel expenses and other related expenses. Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect selling and marketing expenses to increase in 2017 and beyond as we continue our focus on marketing and sales of the GlucoTrack® model DF-F.

General and administrative expenses

General and administrative expenses were $2,257,799 for the year ended December 31, 2016, as compared to $1,402,741 for the prior-year period. The increase is attributable primarily to higher salaries and related expenses relating to the hiring of our Chief Operating Officer on January 1, 2016, stock-based compensation and Board member fees to our Board members. The increase is also attributable to the one-time charge in the amount of $211,077 representing the incremental fair market value adjustments in respect of modified warrants issued to AGI (See Note 9C to our financial statements).

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

Financing (Income) expenses, net

Financing (income) expenses, net was $ (246,105) for the year ended December 31, 2016, as compared to financing expenses, net of $1,186,819 for the prior-year period. The change is primarily attributable to the non-cash loss on partial extinguishment of Series A Preferred Stock and Series A Warrants (see Note 10C to our Consolidated Financial Statements) during the year ended December 31, 2015 and the decrease in the fair value estimate to our  Warrants with down-round protection that were issued to investors. In accordance with U.S. GAAP, we mark the Series A Warrants and the Placement Agent Warrants to market on a quarterly basis based on the fair value estimate derived by using a binomial pricing model, with the changes in fair value recognized as finance expense or income, as applicable, in our consolidated statement of operations.

Net Income (Loss)

Net loss was $(5,409,737) for the year ended December 31, 2016, as compared to a net loss of $(5,842,172) for the prior-year period.  The decrease in net loss is attributable primarily to the change in financing (income) expenses, net and increase in revenues offset partially by the increase in operating expenses, as described above.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

        During the year ended December 31, 2015, we had revenues of $143,167 from orders for our GlucoTrack® model DF-F glucose monitoring device and personal ear-clip (“PEC”) that are replaced every six months, as compared with $59,775 for the prior-year period.  The increase in revenues resulted from increased orders from customers. We did not have any revenue from orders for our GlucoTrack® model DF-F and PEC in the six-month period ended December 31, 2015, as we were working on improvements to the GlucoTrack® model DF-F for which we received approval from the Notified Body on August 31, 2015 and December 2015 and deferred sales until January 2016.  We recognize revenues from GlucoTrack® model DF-F and PEC when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed and determinable, collectability is reasonably assured and no further obligations exist.

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

Selling and marketing expenses

Selling and marketing expenses were $1,127,434 for the year ended December 31, 2015, as compared to $230,759 for the prior-year period. The increase is attributable primarily to higher salaries and related expenses relating to the hiring of new sales, marketing and business development personnel. In addition, the increase is also attributable in part to higher traveling expenses and higher professional fees primarily due to the engagement during the second quarter of 2015 of Ogilvy CommonHealth (Paris), a well-known marketing firm in Europe.

Selling and marketing expenses consist primarily of professional services, salaries, travel expenses and other related expenses.

General and administrative expenses

General and administrative expenses were $1,402,741 for the year ended December 31, 2015, as compared to $1,586,751 for the prior-year period. The decrease is attributable primarily to lower professional fees for the year ended 2015. During 2014 we incurred higher legal fees relating to the settlement of the Dimri case. (See Note 8 to our financial statements)

 General and administrative expenses consist primarily of professional services, salaries, travel expenses and other related expenses for executive, finance and administrative personnel. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services

Financing (Income) expenses, net

Financing expenses, net was $1,186,819 for the year ended December 31, 2015, as compared to financing (income), net of $(6,587,785) for the prior-year period. The change is primarily attributable to the non-cash loss on partial extinguishment of Series A Preferred Stock and Series A Warrants (see Note 10C to our Consolidated Financial Statements) during the year ended December 31, 2015 and the decrease in the fair value estimate during the years ended December 31, 2015 and 2014 relating to our Series A Warrants with down-round protection that were issued to investors. In accordance with U.S. GAAP, we mark the Series A Warrants to market on a quarterly basis based on the fair value estimate derived by using a binomial pricing model, with the changes in fair value recognized as finance expense or income, as applicable, in our consolidated statement of operations.

Net Income (Loss)

Net loss was $(5,842,172) for the year ended December 31, 2015, as compared to a net income of $2,980,426 for the prior-year period.  The increase in net income is attributable primarily to the change in financing (income) expenses, net, as described above.

Liquidity and Capital Resources

As of December 31, 2016 and March 27, 2017, cash on hand was approximately $149,000 and $1,635,000, respectively.  During the first quarter of 2017 we received aggregate net proceeds of approximately $7.1 million (net of related cash expenses) from the issuance and sale of Series C Units.  During the first quarter of 2017, we did not collect a material amount in cash proceeds from the fulfillment of orders for our improved GlucoTrack® model DF-F.  While we expect to generate additional cash from sales, we do not anticipate that our income from operations will be sufficient to sustain our operations in the next 12 months.  Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents will enable us to operate for a period of less than six months from the date of this report. In order to fund our anticipated liquidity needs beyond such period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need to raise additional capital.

As of December 31, 2016, we had an unutilized credit line of approximately $39,000 (NIS 150,000 based on the exchange rate of 3.845 NIS/dollar as of December 31, 2016) with our Israeli bank. Borrowings under the line of credit are secured by funds on deposit with the bank at the time of borrowing, which generally must be sufficient to cover the principal amount of the borrowings in full.

Messrs. Avner Gal and Zvi Cohen collectively loaned us NIS 176,000 ($45,774 based on the exchange rate of 3.845 NIS/dollar as of December 31, 2016) in May 2002 pursuant to an oral agreement. Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned us NIS 336,300 ($87,464 based on the same exchange rate) on March 16, 2004. These loans are not required to be repaid until the first year in which we realize profits in our statement of operations. At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales after deduction of VAT in the relevant quarter, beginning the quarter following the first year in which we realize profits in our annual statement of operations. The total amount to be repaid by us to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to us, plus an amount equal to the product of the amount of each payment made by us in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment. However, notwithstanding the abovementioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital.  The Israeli Consumer Price Index was 177.6386, and 178.5793, respectively, as of the dates of the Gal/Cohen Loan and the Tarlovsky/Fisher/Kugler Loan. As of December 31, 2016, the Israeli Consumer Price Index, was 221.654. Our Board of Directors is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

We are required to pay royalties to the OCS at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the development plan up to an amount equal to $93,300, plus interest at LIBOR from the date of grant. As of December 31, 2016, the contingent liability with respect to royalty payment on future sales equals to approximately $69,330, excluding interest.

Net Cash Used in Operating Activities for the Years Ended December 31, 2016 and December 31, 2015

Net cash used in operating activities was $5,311,830 and $4,565,224 for the years ended December 31, 2016 and 2015, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of $5,409,737 and $5,842,172, respectively. Net cash used in operating activities was partially offset by the one-time charges in the amount of $211,077 representing the incremental fair market value adjustments in respect of modified warrants issued to AGI during the year ended December 31, 2016 and loss on extinguishment of Series A Preferred Stock and Series A Warrants during the year ended December 31, 2015 in the amount of $1,284,354. Net changes in operating assets and liabilities during the year ended December 31, 2016 increased our net cash used in operating activities for the year ended December 31, 2016 by $47,254, which resulted primarily from deferral of payments to suppliers in the amount of $526,560, offset partially by build-up of inventory in the amount of $590,616 in anticipation of future orders by our distributors.

Net Cash Used in Investing Activities for the Years Ended December 31, 2016 and December 31, 2015

Net cash used in investing activities was $76,455 and $203,167 for the years ended December 31, 2016, and 2015, respectively. During the years ended December 31, 2016, and 2015, cash used in investment activities consisted of equipment purchases (such as computers, research and development and office equipment) in the amount of $76,455 and $143,736, respectively, cash used to fund deposits in respect of employees rights upon retirement in the amount of $0 and $24,279, respectively, and cash used in investments in certificates of deposit, which are used to secure Integrity Israel’s obligations in respect of its headquarters lease in the amount of $0 and $35,152, respectively.

Net Cash Provided by (Used in) Financing Activities for the Years Ended December 31, 2016 and December 31, 2015

Net cash provided by (used in) financing activities was $4,936,556 and $(460,863) for the years ended December 31, 2016 and 2015, respectively. Cash provided by financing activities for the year ended December 31, 2016 reflected net capital raised from the issuance of Series C Units in the amounts of $4,950,085, offset partially by dividends paid to the holders of our Preferred Stock in the amounts of $13,529. Cash used in financing activities for the year ended December 31, 2015, primarily reflected the repayment of a stockholder loan in the amount of $439,939 and cash dividends paid to the holders of our Series A Preferred Stock in the amounts of $57,061, offset partially by proceeds from exercise of stock options by our employees in the amount of $36,137.

Net Cash Used in Operating Activities for the Years Ended December 31, 2015 and December 31, 2014

Net cash used in operating activities was $4,565,224 and $3,361,645 for the years ended December 31, 2015 and 2014, respectively. Net cash used in operating activities primarily reflected the net income (loss) for those periods of $(5,842,172) and $2,980,426, respectively, increased and offset by non-cash changes in fair value of Warrants with down-round protection of $(149,092) and $(6,559,758), respectively. Net cash used in operating activities was also partially offset by the non-cash loss on partial extinguishment of Series A Preferred Stock and Series A Warrants in the amount of $1,284,354 and $0, respectively and net changes in operating assets and liabilities in the amounts of $81,303 and $133,180, respectively. Net changes in operating assets for the year ended December 31, 2015 reflect primarily the increase in accounts payable in the amount of $982,215 resulting from deferral of payments, offset partially by build-up of inventory in the amount of $737,554 in anticipation of future orders by our distributors.

Net Cash Used in Investing Activities for the Years Ended December 31, 2015 and December 31, 2014

Net cash used in investing activities was $203,167 and $91,513 for the years ended December 1, 2015, and 2014, respectively. During the years ended December 31, 2015, and 2014, cash used in investment activities consisted of equipment purchases (such as computers, research and development and office equipment) in the amount of $143,736 and $63,455, respectively, cash used to fund deposits in respect of employees rights upon retirement in the amount of $24,279 and $28,058, respectively, and cash used in investments in certificates of deposit, which are used to secure Integrity Israel’s obligations in respect of its headquarters lease in the amount of $35,152 and $0, respectively.

Net Cash Provided by (Used in) Financing Activities for the Years Ended December 31, 2015 and December 31, 2014

Net cash provided by (used in) financing activities was $(460,863) and $6,972,950 for the years ended December 31, 2015 and 2014, respectively. Cash used in financing activities for the year ended December 31, 2015, primarily reflected the repayment of a stockholder loan in the amount of $439,939 and cash dividends paid to the holders of our Series A Preferred Stock in the amounts of $57,061, offset partially by proceeds from exercise of stock options by our employees in the amount of $36,137. Cash provided by financing activities for the year ended December 31, 2014, reflected net capital raised in the amounts of $7,343,391, offset partially by cash dividends paid to the holders of our Series A Preferred Stock in the amounts of $370,441.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Item 9. Change in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — the 2013 Integrated Framework. Management has concluded that, as of December 31, 2016, its internal control over financial reporting was effective based on these criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm because we are a smaller reporting company.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

OUR DIRECTORS

The table below sets forth (1) the names and ages of our Directors as of the date of this report, (2) all positions with the Company presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Age	Position

Dr. Robert Fischell	87	Director, member of the Compensation and Nominating and Corporate Governance committees

John Graham	56	Chairman and Chief Executive Officer

Leslie Seff	66	Director, member of the Compensation and Nominating and Corporate Governance committees

Angela Strand	48	Vice Chairman, member of the Compensation and Nominating and Corporate Governance committees

Revan Schwartz	71	Director

Avner Gal	62	Director

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

John Graham joined Integrity in March of 2017 as its Chairman and Chief Executive Officer. Prior to joining the Company, and beginning in January 2016, Mr. Graham was the Managing Director and Senior Advisor of Torreya Partners, a New York based M&A advisory firm. From November 2008 to December 2015, Mr. Graham was the Chief Executive Officer of the Invida Group, a pan-Asian specialty pharmaceutical company based in Singapore, which was sold to the Menarini Group in 2011. Mr. Graham has three decades of global executive and leadership experience including 18 years with Aventis and predecessor companies, where he held responsibilities in Germany, Latin America and the United States. While at Aventis, John contributed to the market strategy and development for the Aventis’ Diabetes franchise, which included the global launch of oral antidiabetic, Amaryl. He also participated in the development and launch of Lantus, a long-acting insulin analogue. Mr. Graham holds a B.Sc. in Biochemistry from the Imperial College of Science and Technology, University of London.  .Mr. Graham’s extensive executive experience in the medical industry led to the conclusion that he should serve as a member of Integrity’s Board of Directors.

Leslie Seff has served as one of Integrity’s directors since March 2016.  Mr. Seff currently serves as founder and chief operating officer of AIMPaaS LLC, a technology firm that provides trade execution facility, risk assessment, performance monitoring, and compliance oversight for hedge funds, brokerage firms and other asset managers. Mr. Seff is also the founder and president of the consulting firm, Matthew B. Management, Inc. Prior to this, Mr. Seff served as Chief Operating Officer and Managing Director, Capital Markets, of BrokerageAmerica LLC, a provider of trade execution services to broker/dealers and institutional investors. In 1996, Mr. Seff started the NASDAQ trading department at Fidelity Investments and subsequently managed that department from 1996 to 1998. Mr. Seff has also served as the managing member of his own NASD Member Firm, and is a former Allied Member of the New York Stock Exchange. Mr. Seff holds a BBA in Finance from Hofstra University and an MBA from Bernard Baruch College (City University of New York).  Mr. Seff’s financial and small company expertise, including his knowledge and understanding of securities markets, led to the conclusion that he should serve as a member of Integrity’s Board of Directors.

Angela Strand has served as one of Integrity’s directors since March 2016 and was appointed Vice Chairman of the board in March of 2017.  Ms. Strand currently serves as a founder and senior executive of Nohm, a joint venture between Smith Electric Vehicles and FDG Electric Vehicles Ltd. (HK: 729HK), and the founder of Strand Strategy, a healthcare management and consulting firm. Ms. Strand is also a named inventor with seven issued patents. From 2011-2015, Ms. Strand served as the chief marketing officer and head of business development and government affairs for Smith Electric Vehicles. Ms. Strand has also served as vice president of market development for Proteus Digital Health, and in various executive roles at Aerogen (acquired by Nektar Therapeutics, NASDAQ:NKTR), Novacept (acquired by Cytyc, NASDAQ: CYTC, now NASDAQ: HOLX) and FemRx (acquired by Johnson & Johnson, NYSE: JNJ). Ms. Strand holds a B.Sc. in Communications and an MBA in Marketing from the University of Tennessee.  Ms. Strand’s experience as an executive and serial entrepreneur led to the conclusion that she should serve as a member of Integrity’s Board of Directors.

Revan Schwartz, JD has served as one of Integrity’s directors since November 2016. Mr. Schwartz was appointed to the Board of Directors by Andrew Garrett, Inc. (“AGI”), the placement agent for the Company’s ongoing private placement, pursuant to the terms of a letter agreement executed by AGI and the Company. Mr. Schwartz is an attorney and currently maintains a private law practice. Mr. Schwartz has acted as a sole practitioner lawyer for the last five years. Mr. Schwartz has more than 30 years of experience in corporate and securities law. He held the position of General Counsel for AAA Computer, Hafco International Trading Corporation, Bermil Industries, Viking Credit Corp and The Pride Group. Most recently, Mr. Schwartz was Senior Vice President and General Counsel for Andrew Garrett, Inc., a boutique securities and investment banking firm. While with Andrew Garrett, Mr. Schwartz possessed NASD/FINRA Series 4, 7, 24, 27, 53 and 55 licenses. Mr. Schwartz began his career with the East New York Savings Bank (ENYSB) where he held several administrative and management positions, including a position overseeing a life insurance subsidiary. Mr. Schwartz received a BS, with a major in accounting and a minor in economics, summa cum laude, from New York Institute of Technology, and a JD, cum laude, from St. John’s University. Mr. Schwartz is currently a member of the New York and Florida Bars.  Mr. Schwartz’s experience as a corporate securities attorney led to the conclusion that he should serve as a member of Integrity’s Board of Directors.

Avner Gal has served as one of Integrity’s directors since Integrity’s founding in 2001 and is the Chairman and Chief Executive Officer of Integrity Israel.  Between 2001 and March 2017, Avner served as the Chief Executive Officer of Integrity. Prior to founding Integrity, Mr. Gal served as a managing director of Solid Systems, an Israeli start-up company engaged in the development of radar and ultra-sound technologies, from 2000 to 2001.  From 1999 to 2000, Mr. Gal served as an engineering department manager with Comverse Network Systems.  From 1996 to 1999, Mr. Gal was a section head at MTI Engineering Ltd., a consulting company and electronic systems provider in the communications, aerospace and military industries.  Prior to entering the private sector, Mr. Gal served for twenty-three years in various field and headquarters positions in the Israeli Navy and retired as a Naval Commander.  Mr. Gal received a Bachelor of Science degree in electrical engineering from the Technion - Israeli Institute of Technology in Haifa, Israel, a Master of Science degree in electrical engineering from the Naval Postgraduate School in Monterey, California and a Masters of Business Administration in marketing management from the University of Derby, Israeli Branch, Ramat-Efaal, Israel.  As an Israeli Naval Officer, Mr. Gal spent the majority of his duty as a development engineer.  Among other projects, he initiated, characterized and managed the development of a full Electronic Warfare (“EW”) suite (interception and deception), which is still operational on board all missile patrol boats of the Israeli Navy.   Another EW system which Mr. Gal was in charge of developing is operational on board Israeli submarines.  Mr. Gal was also the head of the Israeli Navy’s technical intelligence branch and served as the managing integrator for the electronic combat suite on board Dolphin submarines.  During the last 25 years, Mr. Gal has been the primary instructor in the Naval Projects’ Officers Course.  Mr. Gal’s scientific and business education and experience, as well as his knowledge of Integrity and its GlucoTrack® model DF-F glucose monitoring device, gained through his role as Integrity’s Chief Executive Officer, are all factors that led to the conclusion that he should serve as a member of Integrity’s Board of Directors.

OUR EXECUTIVE OFFICERS

The table below sets forth the names and ages of our executive officers as of the date of this report and all positions with the Company presently held by each such person. Immediately following the table is biographical information for each of our executive officers (other than John Graham, our Chairman and Chief Executive Officer), including the positions held by, and principal areas of responsibility of, each such person during the last five years. Biographical information for Mr. Graham is included above under the caption “Our Directors.”

Name	Age	Position

John Graham	56	Chairman and Chief Executive Officer

David Malka	51	Vice President of Operations

Sami Sassoun	49	Chief Financial Officer

Avner Gal	62	Chief Executive Officer, Integrity Israel

David Malka has served as Integrity’s Vice President of Operations since March 2012.  From 2003 to 2012, Mr. Malka was a director and Integrity’s Vice President of Operations.  Prior to joining us, Mr. Malka served as a vice president of operations for Solid Systems from 2000 to 2003.  From 1994 to 2000, Mr. Malka served as a manager of production and purchasing at Kollmorgen-Servotronix, an Israeli company specializing in the design, development and manufacture of digital servo control systems.  From 1991 to 1993, Mr. Malka was a production design and inspection worker at TFL Time & Frequency Systems Ltd.  Mr. Malka has a degree in practical engineering - industrial management from the Institute of Work & Production Productivity, Tel-Aviv and a Bachelor of Arts degree in management from the Open University in Israel.

Sami Sassoun joined Integrity in February 2017 as its Chief Financial Officer. Prior to joining Integrity, Mr. Sassoun served as the Founder of Bedrock Enterprises Ltd., a boutique consulting firm. Previously Mr. Sassoun held the position of chief financial officer for multiple public and private companies in several industries. Mr. Sassoun served as the CFO of EZTD Inc. from 2014 until 2015. Prior to that Mr. Sassoun served as a Managing Director of YesCFO from 2010 to 2014. Mr. Sassoun began his career as an accountant with Cohn Reznick, an accounting, tax and advisory firm, followed by serving as the Vice President of finance and operations with Brean Murray & Co, an investment banking firm based in New York City.  Mr. Sassoun obtained his Certified Public Accountant certificate in 1992, and holds a B.S. in accounting from Rutgers University.

CORPORATE GOVERNANCE

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and regulations of the SEC thereunder require that Integrity’s directors, executive officers and persons who own more than 10% of Integrity’s Common Stock, as well as certain affiliates of such persons, file initial reports of their ownership of Integrity’s Common Stock and subsequent reports of changes in such ownership with the SEC.  Directors, executive officers and persons owning more than 10% of Integrity’s Common Stock are required by SEC regulations to file with the SEC reports of their respective ownership of Common Stock and to furnish Integrity with copies of all Section 16(a) reports they file.  Based solely on a review of the copies of such reports received, Integrity believes that during the year ended December 31, 2016, directors, executive officers and owners of more than 10% of its Common Stock timely complied with all applicable filing requirements under Section 16(a), other than Philip Darivoff, who did not timely file a statement of changes in beneficial ownership on Form 4 upon acquiring beneficial owner of stock options on November 15, 2016.

Code of Ethics

Integrity has adopted a code of ethics that applies to its Chief Executive Officer and its senior financial officers (currently consisting only of the Chief Financial Officer).  This code of ethics is available on Integrity’s website at www.integrity-app.com.  If Integrity makes any substantive amendments to the code or grants any waiver, including any implicit waiver, from a provision of the code to its principal executive, financial or accounting officer, it will disclose the nature of the amendment or waiver on its website or in a report on a Current Report on Form 8-K filed in accordance with the rules and regulations of the SEC. The Company will provide to any person without charge, upon five days’ written request, a copy of the code of ethics.

Nominating and Corporate Governance Committee

The members of the Nominating and Corporate Governance Committee of the Board of Directors are Ms. Angela Strand (Chairperson), Mr. Robert Fischell and Mr. Leslie Seff. Our Board of Directors has determined that these directors are “independent” as defined by the rules of the SEC. The purposes and powers of the Nominating and Corporate Governance Committee include (i) identifying potential qualified nominees for director and recommend to the Board of Director for nomination candidates for the Board, (ii) developing the Company's corporate governance guidelines and additional corporate governance policies, and (iii) exercising such other powers and authority as shall from time to time be assigned thereto by resolution of the Board of Directors. The Nominating and Corporate Governance Committee adopted the Nominating and Corporate Governance Committee charter on July 5, 2016, which sets forth the duties and responsibilities of the Nominating and Corporate Governance Committee.

Compensation Committee

The members of the Compensation Committee of the Board of Directors are Mr. Leslie Seff (Chairperson), Ms. Angela Strand and Mr. Robert Fischell. Our Board of Directors has determined that all three of these directors are “independent” as defined by the rules of the SEC. The primary responsibilities of the Compensation Committee include reviewing compensation and other benefits for our executive officers, and periodically reviewing and making recommendations to our Board of Directors with respect to director compensation.

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

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information for the fiscal years ended December 31, 2016 and 2015 concerning the compensation of Avner Gal, Integrity’s Former Chief Executive Officer and President, Eran Hertz, Integrity’s Former Chief Financial Officer, David Malka, Integrity’s Vice President of Operations and Eran Cohen, Integrity’s Former Chief Operating Officer.

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation		Total Compensation

Avner Gal
Former Chief Executive Officer	2016 (1)	$125,722	-	-	$61,664	(2)	$187,386
2015 (6)		$124,564	-	-	$81,227	(7)	$205,791
Eran Hertz
Former Chief Financial Officer	2016 (1)	$87,963	-	$2,234	$51,135	(3)	$141,332
2015 (6)		$87,435	-	$7,964	$48,433	(8)	$143,832

David Malka	2016 (1)	$63,114	-	-	$48,045	(4)	$111,160
Vice President of Operations	2015 (6)	$62,716	-	-	$43,687	(9)	$106,403

Eran Cohen
Former Chief Operating Officer	2016 (1)	$162,938	-	$11,057	$66,966	(5)	$240,960

——————————-
(1)	Calculated based on the average exchange rate for the year of New Israeli Shekels to U.S. Dollars of NIS 3.832 = U.S. $1.00.

(2)
Includes $18,727 in automobile expenses paid by Integrity, including leasing costs, insurance premiums, gasoline and/or repairs incurred in connection with the executive’s automobile, $313 in cellular communications expenses paid by Integrity, representing the estimated costs of our cellular communications expenses attributable to the executive, $12,539 in tax gross-up payments, and contributions to the (a) Severance Pay-Fund, (b) retirement plan feature of Managers’ Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) and (d) and statutory national insurance (Bituach Leumi) in the aggregate total amount of $30,085.

(3)
Includes $18,163 in automobile expenses paid by Integrity, including leasing costs, insurance premiums, gasoline and/or repairs incurred in connection with the executive’s automobile, $313 in cellular communications expenses paid by Integrity, representing the estimated costs of our cellular communications expenses attributable to the executive, $11,474 in tax gross-up payments, and contributions to the (a) Severance Pay-Fund, (b) retirement plan feature of Managers’ Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) and (d) statutory national insurance (Bituach Leumi) in the aggregate total amount of $21,185.

(4)
Includes $20,292 in automobile expenses paid by Integrity, including leasing costs, insurance premiums, gasoline and/or repairs incurred in connection with the executive’s automobile, $313 in cellular communications expenses paid by Integrity, representing the estimated costs of our cellular communications expenses attributable to the executive, $11,574 in tax gross-up payments, and contributions to the (a) Severance Pay-Fund, (b) retirement plan feature of Managers’ Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) and (d) statutory national insurance (Bituach Leumi) in the aggregate total amount of $15,866.

(5)
Includes $19,854 in automobile expenses paid by Integrity, including leasing costs, insurance premiums, gasoline and/or repairs incurred in connection with the executive’s automobile, $313 in cellular communications expenses paid by Integrity, representing the estimated costs of our cellular communications expenses attributable to the executive, $12,113 in tax gross-up payments, and contributions to the (a) Severance Pay-Fund, (b) retirement plan feature of Managers’ Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) (d) statutory national insurance (Bituach Leumi) and (e) vacation pay-out in the aggregate total amount of $34,686.

(6)	Calculated based on the average exchange rate for the year of New Israeli Shekels to U.S. Dollars of NIS 3.888 = U.S. $1.00.

(7)
Includes $18,456 in automobile expenses paid by Integrity, including leasing costs, insurance premiums, gasoline and/or repairs incurred in connection with the executive’s automobile, $360 in cellular communications expenses paid by Integrity, representing the estimated costs of our cellular communications expenses attributable to the executive, $12,649 in tax gross-up payments, and contributions to the (a) Severance Pay-Fund, (b) retirement plan feature of Managers’ Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) and (d) statutory national insurance (Bituach Leumi) in the aggregate total amount of $49,762

(8)
Includes $17,900 in automobile expenses paid by Integrity, including leasing costs, insurance premiums, gasoline and/or repairs incurred in connection with the executive’s automobile, $10,780 in tax gross-up payments, and contributions to the (a) Severance Pay-Fund, (b) retirement plan feature of Managers’ Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) and (d) statutory national insurance (Bituach Leumi) in the aggregate total amount of $19,753.

(9)
Includes $19,999 in automobile expenses paid by Integrity, including leasing costs, insurance premiums, gasoline and/or repairs incurred in connection with the executive’s automobile, $527 in cellular communications expenses paid by Integrity, representing the estimated costs of our cellular communications expenses attributable to the executive, $10,648 in tax gross-up payments, and contributions to the (a) Severance Pay-Fund, (b) retirement plan feature of Managers’ Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) (d) statutory national insurance (Bituach Leumi) and (e) vacation pay-out in the aggregate total amount of $12,513.

Employment Agreements

Set forth below are summaries of the material terms of the employment agreements between Integrity Israel and each of Integrity’s named executive officers.  Each of our named executive officers provides (or provided) services to Integrity pursuant to an employment agreement with Integrity Israel and does not have a separate employment agreement directly with Integrity.

Avner Gal

Avner Gal entered into an employment agreement with Integrity Israel in October 2010 pursuant to which Mr. Gal agreed to continue to serve as the Chief Executive Officer and managing director of Integrity Israel.  Mr. Gal’s employment agreement provides for an annual salary of NIS 480,000, or $132,670 based on the exchange rate of 3.618 NIS / $1.00 USD in effect on March 27, 2017, an annual bonus to be determined by the Board of Directors, an additional sum payable in the event that Mr. Gal meets certain milestones approved by the Board of Directors, as well as the payment of certain social and insurance benefits and the use of a company car.  The agreement also provides that Mr. Gal’s salary and bonus shall be subject to increase from time to time at the discretion of the Board of Directors.  We expect that Mr. Gal’s bonus formula, as previously determined by the Board of Directors, will be renegotiated once Integrity Israel has begun commercialization of its products. The agreement is terminable by either party on 180 days’ notice, immediately by Integrity Israel with the payment of an amount equal to 180 days of annual salary, or immediately by Integrity Israel for Cause (as defined in the agreement) without the payment of severance.  Mr. Gal’s employment agreement contains non-compete and confidentiality provisions effective during the term of the agreement and for one year thereafter.

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

On March 20, 2017, Mr. Gal resigned from the position of Chief Executive Officer. The scope of Mr. Gal’s future role in the Company is being discussed.

Eran Hertz

Eran Hertz entered into an employment agreement with Integrity Israel in November 2013 pursuant to which Mr. Hertz agreed to serve as the Chief Financial Officer of Integrity and Integrity Israel.  Mr. Hertz’s employment agreement provides for an annual base salary of NIS 336,000, or $92,869 based on the exchange rate of 3.618 NIS / $1.00 USD in effect on March 27, 2017, as well as the payment of certain social and insurance benefits and the use of a company car.  The agreement is terminable by either party on 60 days’ notice, immediately by the Subsidiary with the payment of an amount equal to 60 days of annual salary, or immediately by Integrity Israel for Cause (as defined in the agreement) without the payment of severance.  Mr. Hertz’s employment agreement contained non-compete obligations applicable during the term of the agreement and for one year thereafter and confidentiality obligations that survive the termination of the Employment Agreement indefinitely.

On September 30, 2014, Mr. Hertz was granted options to purchase 10,000 shares of Common Stock at an exercise price of $7.00 per share.  Such options vested or will vest in 8 equal quarterly installments beginning February 28, 2015.

On January 31, 2017, the Company and Eran Hertz verbally agreed to the termination of Mr. Hertz’s position as Chief Financial Officer.

David Malka

David Malka entered into an employment agreement with Integrity Israel in July 2010 pursuant to which Mr. Malka agreed to continue to serve as the Vice President of Operations of Integrity Israel.  Mr. Malka’s employment agreement provides for an annual salary of NIS 240,000, or approximately $66,335 based on the exchange rate of 3.618 NIS / $1.00 USD in effect on March 27, 2017, and an annual bonus to be determined by the Board of Directors and an additional sum provided that Mr. Malka reaches certain milestones approved by the Board of Directors, as well as the payment of certain social and insurance benefits and the use of a company car.  The agreement also provides that Mr. Malka’s annual salary shall be subject to increase from time to time at the discretion of the Board of Directors.  We expect that Mr. Malka’s bonus formula, as previously determined by the Board of Directors, will be renegotiated once Integrity Israel has begun commercialization of its products. The agreement is terminable by either party on 90 days’ notice, immediately by Integrity Israel with the payment of an amount equal to 90 days of annual salary, or immediately by Integrity Israel for Cause (as defined in the agreement) without the payment of severance.  Mr. Malka’s employment agreement contains non-compete and confidentiality provisions effective during the term of the agreement and for one year thereafter.

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

Eran Cohen

Mr. Cohen’s appointment was made pursuant to an Employment Agreement with the Subsidiary, dated December 29, 2015. The Employment Agreement provides for Mr. Cohen to receive an annual base salary of NIS 660,000 (approximately $182,421 based on the exchange rate of 3.618 NIS / $1.00 USD in effect on March 27, 2017), as well as the payment of certain social and insurance benefits and the use of a company car. The Employment Agreement is terminable by either party on 180 days’ notice, immediately by the Subsidiary with the payment of severance in an amount equal to 180 days of salary, or immediately by the Subsidiary for Cause (as defined in the agreement) without the payment of severance. The Employment Agreement contains non-compete obligations applicable during the term of the agreement and for twelve months thereafter, disclosure and assignment obligations pertaining to all Company Inventions (as defined in the Employment Agreement), and confidentiality obligations that survive the termination of the agreement indefinitely.

In addition, pursuant to the Employment Agreement, Mr. Cohen was granted options to purchase up to 16,000 shares of common stock, par value $0.001 per share, of the Company, at an exercise price of $4.75 per share (the “Options”). The Options will vest in eight equal quarterly installments, with the first such installment to vest on June 30, 2016, and shall be subject to the terms of the Company's 2010 Incentive Compensation Plan and an award agreement entered into between the Company and Mr. Cohen thereunder.

On March 26, 2017, the Company and Eran Cohen agreed that Mr. Cohen will be leaving the Company.

Sami Sassoun

Mr. Sassoun’s appointment as Chief Financial Officer was made pursuant to an Employment Agreement with the Subsidiary, dated February 1, 2017. The Employment Agreement provides for a monthly base gross salary of NIS 30,000 (approximately $8,292 based on the exchange rate of NIS 3.618 / $1.00 USD in effect on March 27, 2017), as well as the payment of certain social benefits and the use of a company car. The Employment Agreement is terminable by either party on 90 days’ notice or immediately by the Subsidiary for Cause (as defined in the Employment Agreement) without the payment of severance.  The Employment Agreement contains non-compete obligations applicable during the term of the agreement and for one year thereafter and confidentiality obligations that survive the termination of the agreement indefinitely.

In addition, pursuant to the Employment Agreement, the Company has agreed to grant to Mr. Sassoun, on the one year anniversary of the commencement of his employment with the Company, options to purchase such number of shares of Common Stock of the Company, at an exercise price of $4.50 per share, with the number of options to be issued and the vesting provisions applicable thereto to be determined by the Board of Directors of the Company.

John Graham

On March 20, 2017, the Company entered into an employment agreement (the “Graham Employment Agreement”) with Mr. Graham to serve as Chief Executive Officer of the Company.  Pursuant to the terms of the Graham Employment Agreement, Mr. Graham will (1) receive a base salary of $500,000 per year; (2) be eligible to earn an annual performance bonus between 35-72% of his current base salary, subject to certain performance criteria and, provided that Mr. Graham continues to be an employee through and on March 15, 2018, Mr. Graham’s performance bonus for his first year is guaranteed up to $225,000; (3) be eligible to earn a one-time milestone bonus equal to $500,000 based upon satisfaction of the Company attaining cash on hand in the Company equal to or greater than $20,000,000 on or before December 31, 2018, provided that Mr. Graham continues to be an employee through and on the date of payment of such one-time bonus; and (4) receive certain equity awards (pursuant to the Company’s 2010 Incentive Compensation Plan, as amended) under the terms and conditions as set forth in the Graham Employment Agreement.  The Graham Employment Agreement is terminable by the Company on 90 days’ prior written notice to Mr. Graham, without Cause, or immediately by the Company for Cause (as defined in the Graham Employment Agreement).  The Graham Employment Agreement contains non-compete obligations applicable during the term of the agreement and for one year thereafter and confidentiality obligations that survive the termination of the agreement indefinitely.

Outstanding Equity Awards as of December 31, 2016

The following table sets forth for each of Integrity’s named executive officers certain information regarding unexercised options as of December 31, 2016:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)		Option Expiration Date
Avner Gal	176,519	88,259	$6.25	(1)	March 11, 2022
Former Chief Executive Officer

Eran Hertz	10,000	-	$7.00	(2)	June 30, 2024
Former Chief Financial Officer

David Malka	52,956	26,478	$6.25	(3)	March 11, 2022
Vice President of Operations

Eran Cohen	6,000	10,000	$4.75	(4)	January 1, 2026
Former Chief Operating Officer
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
(4) Mr. Cohen’s options vested or will vest in 8 equal quarterly installments beginning June 30, 2016.

DIRECTOR COMPENSATION

The following table sets forth information with respect to the compensation of our directors (other than Mr. Gal and Mr. Malka, whom did not receive separate compensation for their service as directors) as of December 31, 2016:

Name	Fees earned or paid in cash	Option Awards Vested (1)		All other compensation		Total
Robert Fischell	$20,000	$18,975	(2)	-		$38,975
Angela Strand	$22,500	$18,975	(3)	$20,000	(5)	$61,475
Leslie Seff	$20,000	$18,975	(4)	-		$38,975
Philip Darivoff	-	-		-		-
Revan Schwartz	-	-		-		-
	$62,500	$56,925		$20,000		$139,425
 __________
(1) The dollar value recognized for the stock option awards was determined in accordance with FASB ASC Topic 718. For information on the determination of the fair value of each option granted as of the grant date, and of assumptions made with respect to the value of the option awards, see Note 10 to our Consolidated Financial Statements for the year ended December 31, 2016.
(2) Calculated based on 10,000 options outstanding as of December 31, 2016.
(3) Calculated based on 10,000 options outstanding as of December 31, 2016.
(4) Calculated based on 10,000 options outstanding as of December 31, 2016.
(5) Includes 3,333.33 shares of Common Stock earned by Angela Strand as of December 31, 2016, and issued in February, 2017.

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

In addition, on March 17, 2016, the Board of Directors approved a one-time grant of options to each of Dr. Fischell, Mr. Seff and Ms. Strand, to purchase up to an aggregate of 26,666 shares of the Company’s Common Stock, at an exercise price of $4.50 per share, under and pursuant to the Company’s 2010 Incentive Compensation Plan (the “Plan”).  Each director’s option grant will vest in eight equal quarterly increments of 3,333.25 each (subject to the director’s continued service as of each such date) commencing with the second quarter of 2016.

Effective November 15, 2016, the Compensation Committee of the Board of Directors approved a one-time grant of options to each of Mr. Darivoff and Mr. Schwartz to purchase up to an aggregate of 26,666 shares of the Company’s Common Stock, at an exercise price of $4.50 per share, under and pursuant to the Plan.  Each director’s option grant will vest in eight equal quarterly increments of 3,333.25 each (subject to the director’s continued service as of each such date) commencing on February 15, 2017.

On February 6, 2017, the Company entered into an amended and restated consulting agreement with Strand Strategy relating to the retention of Strand Strategy’s services as an independent contractor on a temporary basis, effective as of December 1, 2016 (the “A&R Consulting Agreement”).  The founder and managing director of Strand Strategy is Angela Strand. In connection with the A&R Consulting Agreement, the Company agreed to pay Strand Strategy a fee of $60,000, 25% of which shall be paid in cash and 75% of which shall be paid by the grant to Strand Strategy of 10,000 shares of Common Stock. As of December 31, 2016, Strand Strategy had earned a third of such payment, payable in $5,000 cash and 3,333.33 shares of Common Stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2016, with respect to securities authorized for issuance under the Plan, which has been approved by Integrity’s stockholders, as well as securities authorized for issuance under certain compensation arrangements that were not subject to approval by Integrity’s stockholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	562,803		$5.64	437,197	(1)
Equity compensation plans not approved by security holders	1,529,969	(2)	$5.99	—
Total	2,092,772		$5.90	437,197

(1)
On March 17, 2016, the Board approved an amendment to the Plan to increase the number of shares of the Company’s Common Stock reserved for issuance under the Plan from 529,555 shares to 1,000,000 shares.  The number of securities remaining available for future issuance under equity compensation as of December 31, 2016, as reflected in column (c), includes the additional securities authorized by such amendment.

(2)
Consists of: (i) warrants to purchase 129,556 shares of Common Stock issuable to Andrew Garrett, Inc., as partial consideration for its services as the placement agent for Integrity’s private placement of 1,295,545 shares of Common Stock completed in July 2011, (ii) warrants to purchase 256,769 shares of Common Stock issued or issuable to Andrew Garrett, Inc., as partial consideration for its services as placement agent for Integrity’s private placement of the Series A Units; (iii) warrants to purchase 439,674 shares of Common Stock issued or issuable to Andrew Garrett, Inc., as partial consideration for its services as placement agent for Integrity’s private placement of the Series B Units; (iv) warrants to purchase 388,600 shares of Common Stock issued or issuable to Andrew Garrett, Inc., as partial consideration for its services as placement agent for Integrity’s private placement of the Series C Units; (v) warrants to purchase 244,572 shares of Common Stock issued pursuant to the anti-dilution provisions of outstanding warrants held by Andrew Garrett, Inc.; (vi) options to purchase 17,656 shares of Common Stock issued to the Company’s former investor relations provider, as partial consideration for their services; (vii) options to purchase 21,640 shares of Common Stock issued in consideration of regulatory services and (viii) options to purchase 31,502 shares of Common Stock issued in consideration of finder’s fee.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us regarding the beneficial ownership of shares of Integrity’s Common Stock and Preferred Stock as of March 27, 2017 by: (i) each person known by Integrity to be the beneficial owner of more than 5% of the outstanding shares of Common Stock and/or any series of its Preferred Stock; (ii) each executive officer and director of Integrity; and (iii) all executive officers and directors of Integrity as a group.  In accordance with the rules and regulations of the SEC, in computing the number of shares of Common Stock or Preferred Stock (as applicable) beneficially owned by a person and the percentage ownership of that person, shares issuable through the exercise of any option, warrant or right, through conversion of any security held by that person that are currently exercisable or that are exercisable within 60 days are included.  These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person.  Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all securities that they beneficially own (within the meaning of Rule 13d-3 of the Exchange Act).  Holders of shares of our Preferred Stock are entitled to vote such shares on an as converted to Common Stock basis; the Preferred Stock does not entitle the holders thereof to separate voting rights.  Unless otherwise noted, the address of each stockholder is c/o Integrity Applications, Inc., 19 Ha’Yahalomim Street, P.O. Box 12163, Ashdod Israel L3 7760049.

Name of Beneficial Owner	Class of Security	Number of Shares Beneficially Owned		Percent of Class (1)
Executive Officers and Directors:
John Graham	Common Stock	170,975	(2)	2.8%
Dr. Robert Fischell	Common Stock	53,103	(3)	0.9%
Avner Gal	Common Stock	450,507	(4)	7.5%
David Malka	Common Stock	176,651	(5)	2.9%
Angela Strand	Common Stock	27,779	(6)	0.5%
Leslie Seff	Common Stock	13,334	(6)	0.2%
Sami Sassoun	Common Stock	0		*
Revan Schwartz	Common Stock	0		*
All Executive Officers and Directors as a Group (8 Persons)	Common Stock	892,349		14.8%
Principal Stockholders (Common Stock):
Amos and Daughters Investments and Properties Ltd. (7)	Common Stock	393,714		6.5%
Joel L. Gold (8)	Common Stock	318,432	(9)	5.3%
Vayikra Capital, LLC (10)	Common Stock	607,591	(11)	9.9%
Y.H. Dimri Holdings (12)	Common Stock	1,160,650		19.3%
Principal Stockholders (Series A Preferred Stock):
H. Applebaum Family Trust U/A Dtd 07/17/92 (13)	Series A Preferred Stock	50		13.3%
Chunlin Chiang (14)	Series A Preferred Stock	100		26.6%
James Waring (15)	Series A Preferred Stock	100		26.6%
James H. Smith (16)	Series A Preferred Stock	100		26.6%
Principal Stockholders (Series B Preferred Stock):
RBC Capital Markets (17)	Series B Preferred Stock	1,310		8.7%
Principal Stockholders (Series C Preferred Stock):
John Ballantyne (18)	Series C Preferred Stock	1,500		17.1%
Vayikra Capital, LLC (9)	Series C Preferred Stock	1,300		14.8%

______________
(1)
Common stock percentages are based on 6,047,640 shares of Common Stock outstanding as of March 27, 2017.  Series A Preferred Stock percentages are based on 376 shares of Series A Preferred Stock outstanding as of March 27 , 2017.  Series B Preferred Stock percentages are based on 15,031 outstanding as of March 27, 2017. Series C Preferred Stock percentages are based on 8,793 shares of Series C Preferred Stock outstanding as of March 27, 2017.

(2)	Includes 170,975 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days
(3)	Includes 10,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days.
(4)	Includes 176,519 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days.
(5)	Includes 52,956 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days.
(6)	Includes 10,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days.
(7)
The address of Amos and Daughters Investments and Properties Ltd. is Shekel House, 111 Arlozorov St. Tel-Aviv 61216 Israel.  Eri Steimatzky has voting and investment control over the shares held by Amos and Daughters Investments and Properties Ltd.

(8)	The address of Joel L. Gold is 874 East 9th Street, Brooklyn, NY 11230.
(9)	Includes 218,280 shares held by relatives and affiliates of Mr. Gold.
(10)	The address of Vayikra Capital, LLC is 1 Farmstead Road, Short Hills NJ, 07078. Philip M. Darivoff has voting and investment control over the shares held by Vayikra Capital, LLC.
(11)
Includes 138,890 shares of Common Stock issuable upon the conversion of shares of Series B Preferred Stock which are convertible within 60 days and 54,329 shares of Common Stock issuable upon the exercise of Series B-1 Warrants which are exercisable within 60 days.  Excludes 361,190 shares of Common Stock issuable upon the exercise of Series B-1 and Series B-2 Warrants not convertible within 60 days.  The conversion of such Series B-1 and Series B-2 Warrants is limited by the beneficial ownership limitation included in Vayikra Capital, LLC’s Series B-1 and Series B-2 Warrants which provides that Vayikra Capital, LLC will not be permitted to exercise such warrants if such conversion would cause such holder to beneficially own more than 9.99% of the outstanding number of shares of our Common Stock outstanding after giving effect to such conversion.

(12)
The address of Y.H. Dimri Holdings is 1 Jerusalem St. Netivot, 87710 Israel.  Y.H. Dimri is entitled to these subject to the fulfillment of certain requirements.  Yigal Dimri has voting and investment control over the shares held by Y.H. Dimri Holdings.

(13)	Howard Applebaum has voting and investment control over the shares held by the H Applebaum Family Trust U/A Dtd 07/17/92.
(14)	The address of Chunlin Chiang is 140-14 Cherry Avenue, Flushing, NY 11355.
(15)	The address of James Waring is 21221 349th Avenue, Ree Heights SD 57371.
(16)	The address of James H. Smith is 1525 NW 25th Avenue, Chiefland, FL 32626.
(17)	The address of RBC Capital Markets is 60 South 6th Street, Minneapolis MN 55402.
(18)	The address of John Ballantyne is 1101 28th Ave South, Fargo, ND 58103.

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

On March 11, 2015 the arbitrator in an arbitration proceeding among Integrity Israel, Avner Gal (at such time, our Chairman and Chief Executive Officer), David Malka (our Vice President of Operations), Zvi Cohen (at such time, one of our directors), Ilana Freger and Alexander Raykhman, as defendants, and Y.H. Dimri Holdings (2001) Ltd. (“Dimri”), as plaintiff, issued a binding arbitration decision (the “Arbitration Decision”) which documents the parties’ negotiated settlement of such arbitration.  Pursuant to the terms of the Arbitration Decision, (i) Avner Gal, David Malka, Zvi Cohen, Ilana Freger and Alexander Raykhman transferred to Dimri, on March 18, 2015, an aggregate of 440,652 shares of the Company’s outstanding Common Stock held collectively by such shareholders, (ii) Integrity Israel (A) paid to Dimri on March 23, 2015, NIS 1,767,674 ($439,939 based on the exchange rate of 4.018 NIS:$1 as of March 23, 2015), as repayment in full of the outstanding principal amount under the Investment Agreement dated February 18, 2003 (the “Investment Agreement”), among Integrity Israel, Avner Gal, Zvi Cohen, David Malka, David Freger and Yigal Dimri, as adjusted for changes in the Israeli consumer price index since the date on which the loan was made, and (B) paid to Dimri on April 30, 2015, NIS 316,100 ($81,870 based on the exchange rate of 3.861 NIS:$1 as of April 30, 2015), as partial reimbursement of Dimri’s attorney’s fees in the arbitration. The Company accrued for the fee reimbursement obligation as part of professional fees within selling, marketing and general and administrative expenses included in its results of operations for the fiscal year ended December 31, 2014. As of December 31, 2016, such amount was fully paid.  Following the completion of the abovementioned transfers and payments, pursuant to the Arbitration Decision, Integrity Israel, the Company and the other defendants in the arbitration were released from any legal claim by Yigal Dimri, the principal shareholder of Dimri, and any other companies under his control in respect of the subject matter of the arbitration, including the shareholder loan granted under and any claim of anti-dilution rights under the Investment Agreement, and Mr. Dimri and all companies under his control were released from any legal claim by Integrity Israel, the Company and the other defendants in the arbitration in respect of the subject matter of the arbitration.

On February 6, 2017, the Company entered into an amended and restated consulting agreement with Strand Strategy, a healthcare consulting firm (“Strand Strategy”), relating to the retention of Strand Strategy’s services as an independent contractor on a temporary basis, effective as of December 1, 2016.  The founder and managing director of Strand Strategy, Angela Strand, is an independent member of the Board of Directors, a member of the Compensation Committee and Chairperson of the Nominating and Corporate Governance Committee of the Board. Pursuant to the terms of the A&R Consulting Agreement, Strand Strategy agreed to assist the Company with its corporate strategy, business development and communication management for a 90-day period, beginning on the Effective Date (the “Services”).  As consideration for the Services, the Company agreed to pay Strand Strategy a fee of $60,000, 25% of which shall be paid in cash and 75% of which shall be paid by the grant to Strand Strategy of 10,000 shares of Common Stock, par value $0.001 per share, of the Company (the “Common Stock”). The A&R Consulting Agreement may be terminated immediately by either party, upon written notice to the other party, if the other party materially breached the A&R Consulting Agreement, and such breach is incapable of cure.  With respect to a breach capable of cure, the nonbreaching party may terminate the A&R Consulting Agreement if the breaching party fails to cure within five (5) days after receipt of written notice of breach.  The A&R Consulting Agreement contains confidentiality obligations that survive the termination of the A&R Consulting Agreement indefinitely.

On March 20, 2017, the Board of Directors authorized the payment of $20,000, 25% of which shall be paid in cash and 75% of which shall be paid by the grant of 3,334 shares of Common Stock to Strand Strategy as additional consideration for the consulting services provided by Strand Strategy to the Company for the month of March, 2017. The Company had originally agreed to such services, pursuant to the previously reported amended and restated consulting agreement between Strand Strategy and the Company, but the term of such agreement expired on February 28, 2017.

On March 20, 2017, the Board authorized the payment of $20,000, 25% of which shall be paid in cash and 75% of which shall be paid by the grant of 3,334 shares of Common Stock, par value $0.001 per share, of the Company, to Leslie Seff, an independent member of the Board (the “Seff Payment”).  The Seff Payment was authorized as consideration for the consulting services provided by Mr. Seff to the Company for the month of March, 2017.

Director Independence

Integrity is not currently listed on any national securities exchange.  As a result, Integrity is not subject to the requirements of any securities exchange providing that a majority of the Board of Directors must be comprised of independent directors.  Nevertheless, the Board of Directors has applied the independence rules of the NYSE MKT to determine the independence of its directors.  The independence rules of the NYSE MKT include a series of objective tests, including that an “independent” person will not be employed by Integrity and will not be engaged in various types of business dealings with Integrity.  Applying these rules and based on representations from the directors with respect to their independence thereunder, the Board of Directors has determined that, other than John Graham and Avner Gal, each of the current members of Integrity’s Board of Directors is independent and, therefore, a majority of the members of the Board of Directors are independent directors.

Item 14. Principal Accounting Fees and Services.

Audit Fees

Fees for services rendered by Fahn Kanne & Co. (“Fahn Kanne”) for professional services rendered for the 2016 and 2015 audit of our annual financial statements, review of financial statements included in quarterly reports on Form 10-Q in 2016 and 2015 and out of pocket expenses, totaled approximately $28,703 and $24,815 for 2016 and 2015, respectively.

Audit-Related Fees

Integrity did not pay Fahn Kanne any fees in 2016 or 2015 for assurance and related services reasonably related to the performance of the audit or review of the Integrity’s financial statements.

Tax Fees

Fees for services rendered by Fahn Kanne in 2016 and 2015 for tax compliance, tax advice, and tax planning services totaled approximately $3,914 and $3,858 for 2016 and 2015, respectively.

All Other Fees

Integrity did not pay any other fees to Fahn Kanne in 2016 or 2015.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board of Directors is solely responsible for the pre-approval of all audit and non-audit services to be provided by the independent accountants. The Board of Directors approved all of the fees paid to Fahn Kanne for the years ended December 31, 2016 and 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Document List

(1) Financial Statements:

The financial statements of the Company filed herewith are set forth in Part II, Item 8 of this report.

(2) Financial Statement Schedules:

None.

(3) Exhibits:

Exhibit Number	Description
2.1	Merger Agreement and Plan of Reorganization, dated as of May 25, 2010, by and among Integrity Applications, Inc., Integrity Acquisition Ltd. and A.D. Integrity Applications Ltd. (1)
3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
3.3	Certificate of Designation of Preferences and Rights of Series A 5% Convertible Preferred Stock (2)
3.4	Bylaws of Integrity Applications, Inc. (1)
3.5	Certificate of Designation of Preferences and Rights of Series B 5.5% Convertible Preferred Stock (3)
3.6	Certificate of Designation of Preferences and Rights of Series C 5.5% Convertible Preferred Stock (4)
4.1	Specimen Certificate Evidencing Shares of Common Stock (1)
4.2	Form of Common Stock Purchase Warrant (1)
4.3	Form of Series A Securities Purchase Agreement (2)
4.4	Form of Series A Common Stock Purchase Warrant (2)
4.5	Form of Series A Registration Rights Agreement (2)
4.6	Form of Series B Securities Purchase Agreement (3)
4.7	Form of Series B-1 Common Stock Purchase Warrant (3)
4.8	Form of Series B-2 Common Stock Purchase Warrant (3)
4.9	Form of Series B Registration Rights Agreement (3)
4.10	Form of Series C Securities Purchase Agreement (4)
4.11	Form of Series C Registration Rights Agreement (4)
4.12	Form of Series C-1 Common Stock Purchase Warrant (4)
4.13	Form of Series C-2 Common Stock Purchase Warrant (4)
10.1*	Integrity Applications, Inc. 2010 Incentive Compensation Plan (1)
10.2*	Form of Director and Officer Indemnification Agreement (1)

Exhibit Number	Description
10.3*	Personal Employment Agreement, dated as of July 22, 2009, between A.D. Integrity Applications Ltd. and Avner Gal (1)
10.4*	Personal Employment Agreement, dated as of July 22, 2010, between A.D. Integrity Applications Ltd. and David Malka (1)
10.5	Irrevocable Undertaking of Indemnification, dated as of July 26, 2010, by and among Integrity Applications, Inc., Avner Gal, Zvi Cohen, Ilana Freger, David Malka and Alexander Raykhman (1)
10.6	Agreement, dated as of November 1, 2005 by and between A.D. Integrity Applications Ltd. and Diabeasy Diabeasy cc. (5)
10.7	Agreement, dated as of October 2, 2005, by and between Technology Transfer Group and Integrity Applications Ltd. (1)
10.8*	Form of Stock Option Agreement (1)
10.9*	Form of Stock Option Agreement (ESOP) (1)
10.10	Letter of Approval, addressed to Integrity Applications Ltd. from the Ministry of Industry, Trade and Employment of the State of Israel (6)
10.11	Letter of Undertaking, addressed to the Ministry of Industry, Trade and Employment of the State of Israel - Office of the Chief Scientist from Integrity Applications Ltd. (7)
10.12	Investment Agreement, dated March 16, 2004, by and among A.D. Integrity Applications Ltd., Yitzhak Fisher, Asher Kugler and Nir Tarlovsky (5)
10.13*	Personal Employment Agreement, dated as of October 22, 2013, between A.D. Integrity Applications Ltd. and Eran Hertz (8)
10.14*	Personal Employment Agreement, dated as of February 1, 2017, between A.D. Integrity Applications Ltd. and Sami Sassoun
10.15*	Amended and Restated Consulting Agreement, dated as of February 6, 2017, between Integrity Applications, Inc. and Strand Strategy
10.16*	Personal Employment Agreement, dated as of March 20, 2017, between Integrity Applications, Inc. and John Graham
14.1	Code of Ethics
21.1	Subsidiaries of Integrity Applications, Inc. (1)
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document (9)
101.SCH	XBRL Schema Document (9)
101.CAL	XBRL Calculation Linkbase Document (9)
101.LAB	XBRL Label Linkbase Document (9)
101.PRE	XBRL Presentation Linkbase Document (9)
101.DEF	XBRL Definition Linkbase Document (9)
——————————
(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on August 22, 2011.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 18, 2013.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on September 5, 2014.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 14, 2016.

(5)	Previously filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1, as filed with the SEC on October 27, 2011.

(6)	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1, as filed with the SEC on November 10, 2011.

(7)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1, as filed with the SEC on October 7, 2011.

(8)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on March 28, 2014.

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

* Compensation Plan or Arrangement or Management Contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of this 31st day of March, 2017.

INTEGRITY APPLICATIONS, INC.

By:	/s/ John Graham
Name: John Graham
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Graham	Chairman and Chief Executive Officer	March 31 2017
John Graham	(Principal Executive Officer)

/s/ Sami Sassoun	Chief Financial Officer	March 31 2017
Sami Sassoun	(Principal Financial Officer and Principal Accounting Officer)

	Director	March 31 2017
Dr. Robert Fischell

/s/ Angela Strand	Vice Chairman	March 31 2017
Angela Strand

/s/ Leslie Seff	Director	March 31 2017
Leslie Seff

/s/ Revan Schwartz	Director	March 31 2017
Revan Schwartz

/s/ Avner Gal	Director
Avner Gal

INTEGRITY APPLICATIONS, INC.

Consolidated Financial Statements
as of December 31, 2016

Fahn Kanne & Co. Head Office 32 Hamasger Street Tel-Aviv 6721118, ISRAEL PO Box 36172, 6136101 T +972 3 7106666 F +972 3 7106660 www.gtfk.co.il

Report of Independent Registered Public Accounting Firm

BOARD OF DIRECTORS AND STOCKHOLDERS OF

INTEGRITY APPLICATIONS, INC.

We have audited the accompanying consolidated balance sheets of Integrity Applications, Inc. and subsidiary (hereinafter: the "Company") as of December 31, 2016, and 2015, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrity Applications, Inc. and subsidiary as of December 31, 2016, and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1, the Company has not yet generated material revenues from its operations to fund its activities and is therefore dependent upon external sources for financing its operations.  As of December 31, 2016, the Company has incurred accumulated deficit of $35,604,176, stockholder's deficit of $10,949,430 and negative operating cash flows.  These conditions along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1B.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FAHN KANNE & CO. GRANT THORNTON ISRAEL
Certified Public Accountants (Isr.)

Tel-Aviv, Israel
March 30, 2017

INTEGRITY APPLICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	December 31,
	2016	2015
A S S E T S
Current Assets
Cash and cash equivalents	148,836	608,701
Accounts receivable, net	92,061	18,446
Inventories (Note 3)	1,419,604	816,223
Other current assets (Note 4)	356,994	268,792
Total current assets	2,017,495	1,712,162

Property and Equipment, Net (Note 5)	240,452	220,463

Long-Term Restricted Cash	35,673	35,152

Funds in Respect of Employee Rights Upon Retirement	167,326	164,883
Total assets	2,460,946	2,132,660
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	1,634,642	1,082,546
Other current liabilities (Note 6)	713,549	427,886
Total current liabilities	2,348,191	1,510,432

Long-Term Liabilities
Long-Term Loans from Stockholders (Note 8)	162,034	160,314
Liability for Employee Rights Upon Retirement (Note 2J)	176,719	174,137
Warrants with Down-Round Protection (Note 10E)	681,970	321,695
Total long-term liabilities	1,020,723	656,146

Total liabilities	3,368,914	2,166,578
Commitments and Contingent Liabilities (Note 9)
Temporary Equity (Note 10.A)
Convertible Preferred Stock of $ 0.001 par value ("Preferred Stock"):
10,000,000 shares of Preferred Stock authorized as of December 31, 2016, and as of December 31, 2015
Preferred Stock Series A issued and outstanding 376 shares as of December 31, 2016, and 376 shares as of December 31, 2015	221,152	221,152
Preferred Stock Series B issued and outstanding 15,031 shares as of December 31, 2016, and 15,031 shares as of December 31, 2015	6,715,844	6,715,844

Preferred Stock Series C issued and outstanding 5,829 shares as of December 31, 2016, and 0 shares as of December 31, 2015	3,104,466	-
Total Temporary Equity	10,041,462	6,936,996

Stockholders' Deficit
Common Stock of $ 0.001 par value ("Common Stock"):
40,000,000 shares authorized as of December 31, 2016, and December 31, 2015; issued and outstanding 6,026,527 shares and 5,690,097 shares as of December 31, 2016, and December 31, 2015, respectively	6,028	5,691
Additional paid in capital	24,586,142	22,309,742
Accumulated other comprehensive income	62,576	90,168
Accumulated deficit	(35,604,176)	(29,376,515)

Total stockholders' deficit	(10,949,430)	(6,970,914)
Total liabilities, temporary equity and stockholders’ deficit	2,460,946	2,132,660

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	US dollars (except share data)
	Year ended December 31,
	2016	2015	2014

Revenues	611,689	143,167	59,775

Research and development expenses (Note 11)	2,881,817	2,268,345	1,849,624
Selling and Marketing expenses (Note 12)	1,127,915	1,127,434	230,759
General and administrative expenses (Note 13)	2,257,799	1,402,741	1,586,751
Total operating expenses	6,267,531	4,798,520	3,667,134
Operating loss	5,655,842	4,655,353	3,607,359
Financing (income) expenses, net (Note 14)	(246,105)	1,186,819	(6,587,785)
Income (loss) for the period	(5,409,737)	(5,842,172)	2,980,426
Other comprehensive income (loss):
Foreign currency translation adjustment	(27,592)	23,498	13,968

Comprehensive income (loss) for the period	(5,437,329)	(5,818,674)	2,994,394

Income (loss) per share (Basic) (Note 16)	(1.08)	(1.15)	0.37
Income (loss) per share (Diluted) (Note 16)	(1.08)	(1.15)	0.37
Common shares used in computing Basic income (loss) per share (Note 16)	5,788,842	5,476,870	5,304,500
Common shares used in computing Diluted income (loss) per share (Note 16)	5,788,842	5,476,870	5,349,242

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

INTEGRITY APPLICATIONS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (cont.)

	US Dollars (except share data)
	Common Stock			Accumulated other		Total
	Number of shares	Amount	Additional paid in capital	comprehensive income	Accumulated deficit	stockholders’ deficit

Balance as of January 1, 2016	5,690,097	5,691	22,309,742	90,168	(29,376,515)	(6,970,914)

Loss for the year	-	-	-	-	(5,409,737)	(5,409,737)
Other comprehensive loss	-	-	-	(27,592)	-	(27,592)
Amounts allocated to Series C-1 and Series C-2 Warrants, net	-	-	1,537,380	-	-	1,537,380
Amount classified out of stockholders’ deficit and presented as Warrants with Down-Round Protection within long-term liabilities	-	-	(341,662)	-	-	(341,662)
Incremental fair market value adjustments of modified warrants issued to placement agent	-	-	211,077	-	-	211,077
Stock dividend on Series C Preferred Stock	64,148	65	152,415	-	(152,480)	-
Stock dividend on Series B Preferred Stock	272,282	272	646,943	-	(647,215)	-
Cash dividend on Series A Preferred Stock	-	-	-	-	(18,229)	(18,229)
Stock-based compensation	-	-	70,247	-		70,247

Balance as of December 31, 2016,	6,026,527	6, 028	24,586,142	62,576	(35,604,176)	(10,949,430)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Income (loss) for the year	(5,409,737)	(5,842,172)	2,980,426
Adjustments to reconcile income (loss) for the year to net cash used in operating activities:
Depreciation	59,584	44,891	34,683
Stock-based compensation	70,247	18,013	50,380
Incremental fair market value adjustments of modified warrants issued to placement agent	211,077	-	-
Change in the fair value of warrants issued with down-round protection	(289,626)	(149,092)	(6,559,758)
Linkage difference on principal of loans from stockholders	(629)	(2,521)	(556)
Loss on partial extinguishment of Series A Preferred Stock and Series A Warrants	-	1,284,354	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(73,440)	4,131	(24,539)
Increase in inventory	(590,616)	(737,554)	(94,895)
Increase in other current assets	(85,415)	(156,302)	(32,416)
Increase in accounts payable	526,560	982,215	68,838
Increase (decrease) in other current liabilities	270,165	(11,187)	216,192
Net cash used in operating activities	(5,311,830)	(4,565,224)	(3,361,645)

Cash flows from investment activities:
Increase in funds in respect of employee rights upon retirement	-	(24,279)	(28,058)
Purchase of property and equipment	(76,455)	(143,736)	(63,455)
Increase in long-term restricted cash	-	(35,152)	-
Net cash used in investment activities	(76,455)	(203,167)	(91,513)

Cash flows from financing activities
Cash dividend on Series A Preferred Stock	`(13,529)	(57,061)	(370,441)
Proceeds allocated to Series B Preferred Stock, net of cash issuance expenses	-	-	3,710,860
Proceeds allocated to Series B Warrants, net of cash issuance expenses	-	-	3,632,531
Proceeds allocated to Series C Preferred Stock, net of cash issuance expenses	3,310,617	-	-
Proceeds allocated to Series C Warrants, net of cash issuance expenses	1,639,468	-	-
Proceeds from exercise of employees’ stock options	-	36,137	-
Repayment of loan from stockholders	-	(439,939)	-
Net cash provided by (used in) financing activities	4,936,556	(460,863)	6,972,950
Effect of exchange rate changes on cash and cash equivalents	(8,136)	10,395	(78,143)
Increase (decrease) in cash and cash equivalents	(459,865)	(5,218,859)	3,441,649
Cash and cash equivalents at beginning of the year	608,701	5,827,560	2,385,911
Cash and cash equivalents at end of the year	148,836	608,701	5,827,560

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

Supplementary information on financing activities not involving cash flows:
During the year ended December 31, 2016, $308,239 represents the fair value of warrants issued as consideration for placement agent services and were accounted for as Warrants with Down-Round Protection within long-term liabilities. Of these direct issuance expenses $102,088 were allocated to the Series C-1 and Series C-2 Warrants and was recorded as a reduction of additional paid in capital, and $206,151 was allocated to the Series C Preferred Stock and recorded as a reduction of temporary equity.

During the year ended December 31, 2016, $341,662 represents the amount classified out of stockholder’s deficit and presented as Warrants with Down-Round Protection within long-term liabilities (See Note 2U and Note 9C).

During the year ended December 31, 2016, $647,215 and $152,480 represents the fair value of the shares of Common Stock issued to owners of Series B Preferred Stock and owners of Series C Preferred Stock, respectively, were accounted for as a stock dividend in the statement of changes in stockholders’ deficit and was charged to accumulated deficit against additional paid in capital and Common Stock therein.

During the year ended December 31, 2016, the Company accrued a cash dividend in the amount of $4,700, in the aggregate, to be paid to holders of its Series A Preferred Stock and a stock dividend in the amount of $799,695, in the aggregate, representing the fair value of the shares of Common Stock to be issued to owners of Series B Preferred Stock and of Series C Preferred Stock, in lieu of cash dividends. The Company will pay such dividends, plus interest at a rate of 9% per annum, at such time that it is allowed to make such payment.

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

During the year ended December 31, 2015, 6,931 shares of the Company’s Series A Preferred Stock were exchanged into 6,931 shares of Series B Preferred Stock. In addition, 1,440,880 Warrants with down-round protection were exchanged into 1,200,710 Series B-1 Warrants and 1,200,710 Series B-2 Warrants. As a result of the exchange, the balances of the Series A Preferred Stock and the Warrants with down-round protection decreased by $4,076,688 and $1,586,831, respectively and the balances of the Series B Preferred Stock, Series B-1 Warrants and Series B-2 Warrants increased by $3,502,536, $1,833,876 and $1,612,186, respectively. In addition, the Company recorded a non-cash charge in the amount of $1,284,354 included in finance expenses within the Company’s statement of operations (See Note 10C).

During the year ended December 31, 2015, $390,219, representing the fair value of the shares of Common Stock issued to owners of Series B Preferred Stock, was accounted for as a stock dividend in the statement of changes in stockholders’ deficit and was charged to accumulated deficit against additional paid in capital and Common Stock therein.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -	GENERAL

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

B.	Going concern uncertainty and management plans

Since its incorporation, the Company did not conduct any material operations other than those carried out by Integrity Israel.  The development and commercialization of Integrity Israel's product is expected to require substantial expenditures.  Integrity Israel and the Company (collectively, the "Group") have not yet generated significant revenues from operations, and therefore they are dependent upon external sources for financing their operations. As of December 31, 2016, the Group has incurred accumulated deficit of $35,604,176, stockholder's deficit of $10,949,430 and negative operating cash flows. Management considered the significance of such conditions in relation to the group’s ability to meet its current and future obligations and determined that these conditions raise substantial doubt about the Group’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  During the period between August and December of 2014, the Company raised funds in an aggregate amount of approximately $7.3 million (net of related cash expenses) from the issuance of units (the “Series B Units”), each consisting of (a) one share of the Company’s designated Series B 5.5% Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), convertible into Common Stock at an initial conversion price of $5.80 per share, (b) a five year warrant to purchase, at an exercise price of $5.80 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series B Preferred Stock (each a “Series B-1 Warrant”) and (c) a five year warrant to purchase, at an exercise price of $10.00 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series B Preferred Stock (each a “Series B-2 Warrant” and, together with the Series B-1 Warrants, collectively, the “Series B Warrants”), During the year ended December 31, 2016, the Company raised funds in an aggregate amount of approximately $4.95 million (net of related cash expenses) through the issuance of 5,829 units (the “Series C Units”), each consisting of (a) one share of the Company’s newly designated Series C 5.5% Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), convertible into Common Stock at an initial conversion price of $4.50 per share, (b) a five year warrant to purchase, at an exercise price of $4.50 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series C Preferred Stock (each a “Series C-1 Warrant”) and (c) a five year warrant to purchase, at an exercise price of $7.75 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series C Preferred Stock (each a “Series C-2 Warrant” and, together with the Series C-1 Warrants, collectively, the “Series C Warrants”),see Also Note 10A.4 and Note 10D.

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

A.	Use of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As applicable to the consolidated financial statements, the most significant estimates and assumptions relate to (i) the fair value estimate of the Warrants with down-round protection, (ii) the allocation of the proceeds and the related issuance costs of the Series C Units, and (iii) the going concern assumptions.

B.	Functional currency

The functional currency of the Company is the US dollar, which is the currency of the primary economic environment in which it operates.  In accordance with ASC 830, “Foreign Currency Matters” (ASC 830), balances denominated in or linked to foreign currency are stated on the basis of the exchange rates prevailing at the applicable balance sheet date.  For foreign currency transactions included in the statement of operations, the exchange rates applicable on the relevant transaction dates are used.  Gains or losses arising from changes in the exchange rates used in the translation of such transactions are carried as financing income or expenses. The functional currency of Integrity Israel is the New Israeli Shekel ("NIS") and its financial statements are included in consolidation, based on translation into US dollars.  Accordingly, assets and liabilities were translated from NIS to US dollars using year-end exchange rates, and income and expense items were translated at average exchange rates during the year. Gains or losses resulting from translation adjustments are reflected in stockholders' deficit, under “accumulated other comprehensive income (loss)”.

	Year ended December 31,
	2016	2015	2014
Official exchange rate of NIS 1 to US dollar	0.260	0.256	0.257

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

C.	Principles of consolidation

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

The Group accounts for uncertain tax positions in accordance with ASC Topic 740-10, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. According to ASC Topic 740-10, tax positions must meet a more-likely-than-not recognition threshold. The Group’s accounting policy is to classify interest and penalties relating to uncertain tax positions under income taxes, however the Group did not recognize such items in its fiscal 2016, 2015 and 2014 financial statements and did not recognize any liability with respect to unrecognized tax position in its balance sheet.

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

Severance expenses for the year ended December 31, 2016, 2015 and 2014 amounted to $147,754, $111,030 and $101,220, respectively.

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

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

L.	Research and development expenses

Research and development expenses are charged to operations as incurred.

M.	Royalty-bearing grants

Royalty-bearing grants from the Office of Chief Scientist (“OCS”) to fund approved research and development projects are recognized at the time Integrity Israel is entitled to such grants, on the basis of the costs incurred and reduce research and development costs.  The cumulative research and development grants received by Integrity Israel from inception through December 2004 amounted to $93,300.  Integrity Israel has not received any research and development grants since December 2004.

N.      Warranty

The Group provides a 24-month warranty for its products at no cost. The Group estimates the costs that may be incurred during the warranty period and records a liability for the amounts of such costs at the time revenues are recognized. For the year ended December 31, 2016, 2015 and 2014 warranty expenses were $8,605 and, $1,157 and $0, respectively.

O.	Basic and diluted income (loss) per share

Basic income (loss) per share is computed by dividing the income (loss) for the period applicable for Common Stockholders by the weighted average number of shares of Common Stock outstanding during the period. Securities that may participate in dividends with the Common Stock (such as the convertible Preferred Stock) are considered in the computation of basic income per share using the two-class method. However, in periods of net loss, such participating securities are not included since the holders of such securities do not have a contractual obligation to share the losses of the Company.

In computing, diluted income per share, basic earnings per share are adjusted to reflect the potential dilution that could occur upon the exercise of options or warrants issued or granted using the “treasury stock method” and upon the conversion of Preferred Stock using the "if-converted method", if the effect of each of such financial instruments is dilutive.

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

ASC Topic 825-10, "Financial Instruments" defines financial instruments and requires disclosure of the fair value of financial instruments held by the Group. The Group considers the carrying amount of cash and cash equivalents, accounts receivable, other current assets, accounts payable, current portion of long-term loans from stockholders and other current liabilities balances, to approximate their fair values due to the short-term maturities of such financial instruments.  The Warrants with down-round protection represent a derivative liability and therefore are measured and presented on the balance sheet at fair value. ASC Topic 825-10, establishes the following fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Financial instruments that potentially subject the Group to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with major banks in Israel and the United States of America. Management believes that such financial institutions are financially sound and, accordingly, minimal credit risk exists with respect to these financial instruments. As of December 31, 2016, and 2015 the balances of accounts receivable was not material and accordingly such balances do not represent substantial concentration of credit risk. The Group does not have any significant off-balance-sheet concentration of credit risk, such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

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

As more fully described in Note 10 the Company issued Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, which provide a liquidation preference and certain redemption rights for the benefit of the holders of such Preferred Stock upon the occurrence of certain contingent events, some of which are not solely within the Company’s control.  Accordingly, the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock are presented as temporary equity.

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

On each balance sheet date, the Company’s management assesses the probability of redemption of the Preferred Stock (Series A, B or C). In the event that management determines such redemption to be probable as of an applicable balance sheet date, the Company will reclassify the outstanding balance of the Preferred Stock as of that date as a liability and the difference between such amount and the aggregate redemption price of the Preferred Stock will be accreted against accumulated deficit over the period beginning on the date that it becomes probable that the Preferred Stock will become redeemable and ending on the earliest redemption date.

4.	Conversion Feature Analysis

The Company has determined that due to the economic characteristics and risks of the Preferred Stock, based on their stated or implied substantive terms and features, Series A, Series B and Series C Preferred Stock, are considered as more akin to equity than debt. Accordingly, it was determined that the economic characteristics and the risks of the embedded conversion option to Common Stock and those of the Preferred Stock themselves (the 'host contract') are clearly and closely related. As a result, the embedded conversion feature was not required to be bifurcated. Also, since at the respective issuance dates of the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock, the effective exercise price of the conversion feature (based on the effective conversion rate of the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock into Common Stock) was higher than the estimated fair value of the Company’s Common Stock, it was determined that the conversion feature was not beneficial.

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

U.       Series A Warrants with Down-Round Protection

The Company considered the provisions of ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”, with respect to the detachable Warrants that were issued to the Series A Unit Purchasers and to the placement agent, as described in Note 10D, and determined that as a result of the “down-round” protection that would adjust the number of Warrants and the exercise price of the Warrants based on the price at which the Company subsequently issues shares or other equity-linked financial instruments, if that price is less than the original exercise price of the Warrants, such Warrants cannot be considered as indexed to the Company's own stock. Accordingly, the Warrants were recognized as derivative liability at their fair value on initial recognition. In subsequent periods, the Warrants are marked to market with the changes in fair value recognized as financing expense or income in the consolidated statement of operations. The direct issuance expenses that were allocated to the detachable Warrants were expensed as incurred.

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

During 2016, the FASB issued several Accounting Standard Updates (“ASUs”) that focus on certain implementation issues of the new revenue recognition guidance including Narrow-Scope Improvements, Practical Expedients and technical corrections.

In accordance with an amendment to ASU 2014-09, introduced by Accounting Standard 2015-14, “Revenue from contracts with Customers – Deferral of the Effective Date”, for a public entity, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period (the first quarter of fiscal year 2018 for the Company). Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

The Company intends to adopt ASU 2014-09 as of January 1, 2018.

The Company is in the process of evaluation the impact of ASU 2014-09 on its revenue streams and selling contracts, if any, and on its financial reporting and disclosures. Management is expecting to complete the evaluation of the impact of the accounting and disclosure changes on the business processes, controls and systems throughout 2017.

Since the company did not report significant revenues, management believes that the adoption of ASU 2014-09 will not have significant impact on its financial statements.

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

The amendments in ASU 2014-15 became effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.

Due to the current financial condition of the Company and the existing uncertainty     regarding its ability to continue as a going concern, the provisions of ASU 2014-15 did not have a significant effect on the management evaluation of the Company’s ability to continue as a going concern. Certain disclosures were updated to conform to the disclosures required under ASU 2014-15.

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

Management does not believe that the adoption of ASU 2015-11 will have significant effect on the consolidated financial statements.

W.
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications did not have material effect on the reported results of operations, shareholder’s deficit or cash flows.

NOTE 3 –	INVENTORIES

	US dollars
	December 31,
	2016	2015

Raw materials	735,201	205,645
Work in process	633,132	551,111
Finished products	51,271	59,467
	1,419,604	816,223

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)
NOTE 4 –	OTHER CURRENT ASSETS

	US dollars
	December 31,
	2016	2015

Prepaid expenses	90,563	57,206
Government Institution (*)	266,431	211,586
	356,994	268,792

(*)	Represents amounts advanced by Integrity Israel to the Israeli tax authorities or amounts owed to Integrity Israel by the Israeli Value Added Tax authorities.

NOTE 5 –            PROPERTY AND EQUIPMENT, NET

	US dollars
	December 31,
	2016	2015

Computers	274,693	240,066
Furniture and office equipment	237,240	200,548
Leasehold improvements	44,686	32,898
	556,619	473,512
Less – accumulated depreciation	(316,167)	(253,049)
	240,452	220,463

During the years ended December 31, 2016, 2015 and 2014, depreciation expenses amounted to $59,584, $44,891 and $34,683, respectively, and new equipment purchases amounted to $76,455, $143,736 and $63,455, respectively.

NOTE 6 –            OTHER CURRENT LIABILITIES

	US dollars
	December 31,
	2016	2015

Employees and related institutions	363,738	240,358
Accrued expenses and other	349,811	187,528
	713,549	427,886

NOTE 7 –            LINE OF CREDIT

As of December 31, 2016, the Group had an unutilized credit line of approximately $38,500 (NIS 150,000) with its Israeli bank. Borrowings under the line of credit are secured by funds on deposit with the bank at the time of borrowing, which generally must be sufficient to cover the principal amount of the borrowings in full.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 8 –            LONG-TERM LOANS FROM STOCKHOLDERS

During the years 2003-2004, Integrity Israel received loans from stockholders (four separate lenders).  The loans are indexed to the Israeli Consumer Price Index from their origination date and bear no interest.

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

As of December 31, 2016, the Group does not expect to make any additional material repayments during the following 12-month period, if any, and accordingly the entire balance of the loans from stockholders have been presented as long-term liabilities.

NOTE 9 –            COMMITMENTS AND CONTINGENT LIABILITIES

A.
On March 4, 2004, the OCS provided Integrity Israel with a grant of approximately $93,300 (NIS 420,000), for its plan to develop a non-invasive blood glucose monitor (the “Development Plan”). Integrity Israel is required to pay royalties to the OCS at a rate ranging between 3-5% of the proceeds from the sale of the Group's products arising from the Development Plan up to an amount equal to $93,300, plus interest at LIBOR from the date of grant. As of December 31, 2016, the remaining contingent liability with respect to royalty payment on future sales equals approximately $69,330, excluding interest. Such contingent obligation has no expiration date.

As of December 31, 2016, 2015 and 2014, the Group accrued royalties to the OCS in the amounts of $14,011, $8,167 and $1,793, respectively

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

C.
During 2014, the Company engaged the Placement Agent in connection with an offering of up $25,000,000 of its securities, which engagement ultimately culminated in the issuance and sale of $8,500,000 Series B Units (the “2014 Offering”). Pursuant to a placement agent agreement with the Placement Agent entered into with respect to such private placement, the Placement Agent (or its sub-agents) was paid, as a commission, an amount equal to 6% of the funds raised in each, such offering, plus 4% of the funds as a management fee plus a 3% non-accountable expense allowance (13% in the aggregate), all in cash.  In addition, pursuant to such placement agent agreement, the Company was required to and did issue to the Placement Agent (or its sub-agents) warrants to purchase up to 10% of the shares of Common Stock issued to investors (or underlying convertible securities issued to investors) in connection with such offerings at a price per share equal to the offering price subject to certain price adjustments. Based on the agreement signed in 2014, the Placement Agent will have a right of first refusal on any private equity, debt or rights offering for a period of 24 months from the date on which marketing efforts with respect to the 2014 offering began. In addition, pursuant to such agreement, the Company was required to use its reasonable efforts to have the Placement Agent named as a co-underwriter in any secondary public offering by the Company in the 12 months following completion of the 2014 offering. In addition, starting in September 2013, the Company retained the Placement Agent to provide certain advisory services for a monthly fee of $12,500 for the period starting September 2013 until December 2014 and $20,000 per month starting from January 2015.

During February 2016, the Company entered into an Advisory Agreement with the placement agent (“AGI’), pursuant to which the Company retained AGI on a non-exclusive basis to provide certain advisory services to the Company. As consideration for such services, the Company extended through December 31, 2019, the expiration date of 364,071 warrants issued to AGI and/or its designees in connection with the Company’s common stock offering completed in 2010 and the Series A Unit offering completed in 2012. The Advisory Agreement had an initial term of six months, subject to automatic renewal for additional 30 day terms unless terminated by either party with 30 days written notice.  In April 2016, the Company and AGI amended again that Advisory Agreement to extend the term of the Advisory Agreement for an additional six months until March of 2017 and is not expected to be renewed.  In consideration for such extension, the Company agreed to modify the terms of the 439,674 warrants issued to AGI and/or its designees in connection with the Series B unit offering to include full-ratchet anti-dilution protection. As a result of the two agreements the company recorded in its statement of operations for the year ended December 31, 2016, a one-time charge in the amount of $211,077 representing the incremental fair market value adjustments in respect of the above modified warrants issued to the placement agent. Such incremental fair market value adjustments represent the increase in the fair value of the warrants resulting from the above modifications and were recorded against stockholders’ deficit. In addition, as a result of the inclusion of anti-dilution protection, the Company classified $341,662, representing the fair market value at March 2016 of the above 439,674 warrants issued to AGI (after the above modification) out of stockholders’ deficit and presented them as Warrants with down round protection within long-term liabilities.

The Company paid the Placement Agent $1,014,974, $185,000 and $1,255,606, in cash during 2016, 2015, and 2014, respectively in connection with the above advisory service agreements and the offerings.  See Notes 10B, Note 10D and Note 10F.1 with respect to warrants issued to the Placement Agent.

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

2.	Description of the rights attached to the Series A Preferred Stock

Holders of Series A Preferred Stock are entitled to receive cumulative dividends at a rate of 5% per annum, based on the stated value per share of the Series A Preferred Stock, which was initially $1,000 per share.  Dividends on the Series A Preferred Stock are payable quarterly on March 31, June 30, September 30 and December 31 of each year, beginning on March 31, 2013, and on each conversion date (with respect to the shares of Series A Preferred Stock being converted).  Until September 13, 2013, dividends were payable only in cash. Thereafter, dividends on the Series A Preferred Stock became payable, at the option of the Company, in cash and/or, if certain conditions are satisfied (including, among others, that the volume weighted average trading price for the Common Stock on its principal trading market is equal to or greater than 110% of the then current conversion price for the Series A Preferred Stock for five consecutive trading days prior to the dividend payment date), in shares of Common Stock, valued at the then current conversion price of the Series A Preferred Stock.  The Company will incur a late fee of 9% per annum, payable in cash, on dividends that are not paid within three trading days of the applicable dividend payment date. During the years ended December 31, 2016, 2015 and 2014 the Company paid an aggregate of $13,529 $57,061 and $370,441, respectively, in cash dividends to its Series A Preferred Stockholders.

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

The conversion price of the shares of Series A Preferred Stock that were included in the Series A Units is subject to adjustment for certain issuances of Common Stock or other securities of the Company at an effective price per share that is lower than the conversion price then in effect ($4.50 and $5.80 per share at December 31, 2016 and 2015, respectively), as well as for stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10 –          COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

A.	3.	Description of the rights attached to the Series B Preferred Stock

Holders of Series B Preferred Stock are entitled to receive cumulative dividends at a rate of 5.5% per annum, based on the stated value per share of Series B Preferred Stock. Dividends on the Series B Preferred Stock are payable quarterly on March 31, June 30, September 30 and December 31 of each year, beginning on September 30, 2014, and on each conversion date (with respect to the shares of Series B Preferred Stock being converted). For so long as required under the terms of the Certificate of Designations for the Company’s outstanding Series A Preferred Stock, dividends on Series B Preferred Stock will be payable only in shares of Common Stock. Thereafter, dividends on the Series B Preferred Stock will be payable, at the option of the Company, in cash and/or, if certain conditions are satisfied, shares of Common Stock or a combination of both. Shares of Common Stock issued as payment of dividends will be valued at the lower of (a) the then current conversion price of the Series B Preferred Stock or (b) the average of the volume weighted average price for the Common Stock on the principal trading market therefor for the 10 trading days immediately prior to the applicable dividend payment date. The Company will incur a late fee of 9% per annum, payable in cash, on dividends that are not paid within three trading days of the applicable dividend payment date. During the years ended December 31, 2016, 2015, and 2014 the Company issued a total of 272,282, 168,926 and 18,986 shares of Common Stock, respectively at an estimated fair value of $647,215, $390,219 and $43,858, respectively as in kind dividends to holders of Series B Preferred Stock.

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

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10 –           COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

A.	4.	Description of the rights attached to the Series C Preferred Stock

Holders of Series C Preferred Stock are entitled to receive cumulative dividends at a rate of 5.5% per annum, based on the stated value per share of Series C Preferred Stock. Dividends on the Series C Preferred Stock are payable quarterly on March 31, June 30, September 30 and December 31 of each year, beginning on June 30, 2016, and on each conversion date (with respect to the shares of Preferred Stock being converted). For so long as required under the terms of the Certificate of Designations for the Company’s outstanding Series A Preferred Stock or Series B Preferred Stock, dividends will be payable only in shares of Common Stock. Thereafter, dividends on the Series C Preferred Stock will be payable, at the option of the Company, in cash and/or, if certain conditions are satisfied, shares of Common Stock or a combination of both. Shares of Common Stock issued as payment of dividends will be valued at the lower of (a) the then current conversion price of the Series C Preferred Stock or (b) the average of the volume weighted average price for the Common Stock on the principal trading market therefor for the 10 trading days immediately prior to the applicable dividend payment date. The Company will incur a late fee of 9% per annum, payable in cash, on dividends that are not paid within three trading days of the applicable dividend payment date. As of December 31, 2016, the Company issued a total of 64,148 shares of Common Stock, at an estimated fair value of $152,480, as in kind dividends to holders of Series C Preferred Stock

The Series C units, each consisting of (i) one share of our newly designated Series C 5.5% Convertible Preferred Stock, par value $0.001 per share are convertible into shares of our common stock, par value $0.001 per share, at an initial conversion price of $4.50 per share, (ii) a five year warrant to purchase, at an exercise price of $4.50 per share, up to such number of shares of our common stock issuable upon conversion of such share of Series C Preferred Stock (each a “Series C-1 Warrant”) and (iii) a five year warrant to purchase, at an exercise price of $7.75 per share, up to such number of shares of our common stock issuable upon conversion of such share of Series C Preferred Stock (each a “Series C-2 Warrant” and, together with the Series C-1 Warrants, collectively, the “Series C Warrants”).

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

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10 –           COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

A.	4.	Description of the rights attached to the Series C Preferred Stock (cont.)

Subject to certain exceptions contained in the Certificate of Designations, if the Company fails to timely deliver certificates for shares of Common Stock issuable upon conversion of the Series C Preferred Stock (the “Conversion Shares”) and, as a result, the holder is required by its brokerage firm to purchase shares of Common Stock to deliver in satisfaction of a sale by such holder of the Conversion Shares (a “Buy-In”), the Company will be required to: (a) pay the converting holder in cash an amount equal to the amount, if any, by which such for the shares of Common Stock so purchased exceeds the product of (i) the aggregate number of Conversion Shares due to the holder, multiplied by (ii) the actual sale price at which the sell order giving rise to such purchase obligation was executed (including any brokerage commissions); and (b) at the option of such holder, either reissue (if surrendered) the shares of Series C Preferred Stock equal to the number of shares of Series C Preferred Stock submitted for conversion (in which case, such conversion will be deemed rescinded) or deliver to such holder the number of shares of Common Stock that would have been issued if the Company had timely complied with its delivery requirements. In addition, the Company will be required to pay partial liquidated damages of $10 for each $1,000 of stated value of any shares of Series C Preferred Stock which have been converted by a holder and in respect of which the Company fails to deliver Conversion Shares by the fifth trading day following the applicable conversion date and the Company will continue to pay such partial liquidated damages for each trading day after such eighth trading day until such certificates are delivered or the holder rescinds such conversion.

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

The Series C Warrants have a five-year term commencing on their respective issuance dates. Until the end of the applicable term, each Series C Warrant will be exercisable at any time and from time to time at an original exercise price of $4.50 per share (with respect to the Series C-1 Warrants) or $7.75 per share (with respect to the Series C-2 Warrants). The Series C Warrants contain adjustment provisions substantially similar to those to the adjustment provisions of the Series C Preferred Stock as described above, except that the Series C Warrants do not include dilution protection for issuances of securities at an effective price per share lower than the conversion price of such Series C Warrants. In addition, the Series C Warrants provide for protection for a Buy-In on substantially the same terms as described above with respect to the Series C Preferred Stock. No holder may exercise its Series C Warrants in excess of the Beneficial Ownership Limitation.

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

Subsequent to the Initial Closing, the 2012 Offering was converted from an offering of Common Stock to an offering of Units and, on March 13, 2013, the Company entered into a Securities Purchase Agreement with certain accredited investors (the “Series A Unit Purchasers”) pursuant to which the Company issued to the Series A Unit Purchasers an aggregate of 6,300 Series A Units.  The shares of Series A Preferred Stock comprising the Series A Units were convertible into an aggregate of 1,086,178 shares of Common Stock (based on a conversion price per share of $5.80) and the Series A Warrants comprising the Series A Units were exercisable into an aggregate of 1,086,178 shares of Common Stock at an original exercise price per share of $6.96, in each case subject to adjustment as described below. After giving effect to the payment of commissions to the Placement Agent for the offering and the payment of certain offering expenses, the Company received net proceeds from the offering of approximately $5.4 million.

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

During August until December 31, 2014, the Company raised $8.5 million in gross proceeds from the issuance of 8,500 Series B Units. After giving effect to the payment of commissions to the Placement Agent (See Note 9C) for the offering and the payment of certain offering expenses, the Company received net proceeds from the offering of approximately $7.3 million. The Series B Warrants have a five-year term commencing on the closing dates, as applicable. Until the end of their term, the Series B Warrants included in the Series B Units will be exercisable into Common Stock at any time and from time to time at an exercise price of $5.80 per share (with respect to the Series B-1 Warrants) or $10.00 per share (with respect to the Series B-2 Warrants). The Series B Warrants contain adjustment provisions substantially similar to those of the Series B Preferred Stock (See Note 10.A.3), except that the Series B Warrants shall not include dilution protection for issuances of securities at an effective price per share lower than the conversion price of such Series B Warrants. No holder may exercise its Series B Warrants in excess of the Beneficial Ownership Limitation.

In connection with the 2014 offering the Company incurred a total of $1,787,545 of issuance costs of which $630,936 attributable to non-cash compensation expenses relating to warrants issued to the Placement Agent (See Notes 9C and Note 10F.1.d). The allocation method of the issuance proceeds to the Series B Preferred Stock and to the detachable Series B Warrants and their respective issuance costs is described in Note 2T.2.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10 –           COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

C.	The 2014 Offering (cont.)

Pursuant to the Securities Purchase Agreement, dated March 13, 2013, relating to the issuance by the Company of Series A Units, the Company was required to and did notify the holders of the Series A Preferred Stock of the closing of the sale of the Series B Units, and following receipt thereof such holders of Series A Preferred Stock were entitled pursuant to the “most favored nation” provision included in the Securities Purchase Agreement for the 2012 Offering, to elect to amend the terms of their purchase of Series A Units to match the terms of the Series B Units. As of December 31, 2015, the holders of an aggregate of approximately 6,931 Series A Units have so elected to amend the terms of their Series A Units to match the terms of the Series B Units (“the exchange”). Accordingly, the Company has exchanged 6,931 shares of Series A Preferred Stock into 6,931 shares of Series B Preferred Stock and 1,440,880 Series A Warrants into 1,200,710 Series B-1 Warrants and 1,200,710 Series B-2 Warrants. Due to the differences in the contractual terms of each of the financial instruments exchanged, management determined that the exchange constituted an extinguishment of the previous instruments and an issuance of new financial instruments. As a result of the exchange elections, the Company recorded during the year ended December 31, 2015 a non-cash loss on extinguishment of Series A Preferred Stock and Series A Warrants in the amount of $1,284,354, resulting from the differences between the fair market value estimate of the Series B Units less the net carrying value of the exchanged Series A Preferred Stock and less the fair value of the exchanged Series A Warrants with down-round protection as of the date of the exchange.

D.	The 2016 Offering

During the year ended December 31, 2016, the Company raised $5,828,900 in gross proceeds from the issuance of seven separate closings totaling 5,829 Series C Units. After giving effect to the payment of commissions to the Placement Agent (See Note 9C) for the offering and the payment of certain offering expenses, the Company received net proceeds from the offering of approximately $5 million. The Series C Warrants have a five-year term commencing on their respective issuance dates. Until the end of the applicable term, each Series C Warrant will be exercisable at any time and from time to time at an exercise price of $4.50 per share (with respect to the Series C-1 Warrants) or $7.75 per share (with respect to the Series C-2 Warrants). The Series C Warrants contain adjustment provisions substantially similar to those to the adjustment provisions of the Series C Preferred Stock as described above (See Note 10A.4), except that the Series C Warrants do not include dilution protection for issuances of securities at an effective price per share lower than the conversion price of such Series C Warrants. In addition, the Series C Warrants provide for protection for a Buy-In on substantially the same terms as described above with respect to the Series C Preferred Stock. No holder may exercise its Series C Warrants in excess of the Beneficial Ownership Limitation.

In connection with the 2016 offering the Company incurred a total of $1,187,447 of issuance costs of which $308,238 attributable to non-cash compensation expenses relating to warrants issued to the Placement Agent (See Notes 9C and Note 10F.1.e). The allocation method of the issuance proceeds to the Series C Preferred Stock and to the detachable Series C Warrants and their respective issuance costs is described in Note 2T

As a result of the initial issuance and sale of the Series C Units, pursuant to the terms of the Series A Warrants, on April 8, 2016, the exercise price per share of the Series A Warrants decreased from $5.80 per share to $4.50 per share and the number of shares of Common Stock issuable upon exercise of each of the Series A Warrants, in the aggregate, increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, will be equal to the aggregate exercise price prior to such adjustment. Also as a result of the initial issuance and sale of the Series C Units, pursuant to the terms of the certificates of designations for the Series A Preferred Stock and Series B Preferred Stock, on April 8, 2016, the conversion price per share of Series A Preferred Stock and Series B Preferred Stock decreased to $4.50 per share.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10 –           COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

D.	The 2016 Offering (cont.)

Pursuant to the purchase agreements relating to the issuance and sale of the Series A Units and the Series B Units, the Company was required to and did notify the holders of the Series A Preferred Stock and Series B Preferred Stock of the closing of the sale of the Series C Units, and following receipt thereof such holders of Series A Preferred Stock and Series B Preferred Stock will be entitled, pursuant to the “most favored nation” provisions contained in their respective purchase agreements (as described above), to elect to amend the terms of their  Series A Units and Series B Units, respectively, to match the terms of the Series C Units. The Company is obligated to amend the terms of any of Series A Units or Series B Units who timely makes such election and tenders its Series A Units or Series B Units for exchange. As of the issuance of the consolidated financial statements no Series A or Series B Unit holders have elected to utilize such right.

Upon initial recognition, the Series C Preferred Stock issued together with detachable Series C Warrants (classified as equity) were measured based on the relative fair value basis and were presented each net of the direct issuance expenses that were allocated to them.

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

Since at the issuance dates of the Series C Preferred Stock, the exercise price of the conversion feature (based on the effective conversion rate of the Series C Preferred Stock into Common Stock) was higher than the estimated fair value of the Company’s Common Stock, it was determined that the conversion feature was not beneficial. Also, due to the liquidation preference and certain redemption rights for the benefit of the holders of the Series C Preferred Stock, upon the occurrence of the certain contingent events, which are not considered as solely within the Company's control management determined that the Series C Preferred Stock were to be presented as temporary equity. See Note 2T1.

E.	Warrants with down round protection

The investor’s Series A Warrants and the placement agent Warrants have a five-year term commencing on their issuance date. In accordance with their original terms, the Warrants were exercisable at any time at an original exercise price of $6.96 per share.  These Warrants contain adjustment provisions substantially similar to the adjustment provisions of the Series A Preferred Stock (See Note 10A.2), including provisions requiring an adjustment of the number of shares and the exercise price of the Series A Warrants to the price at which the Company subsequently issues shares or other equity-linked financial instruments, if that price is less than the original exercise price of the Series A Warrants (down-round protection).  In addition, the Series A Warrants provide for protection for a Buy-In on substantially the same terms as described above with respect to the Series A Preferred Stock.  No holder may exercise its Series A Warrants in excess of the Beneficial Ownership Limitation

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10 –           COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

E.	Warrants with down round protection (cont.)

As a result of the issuance of the Series B Units, pursuant to the terms of the Series A Warrants, on August 29, 2014, the exercise price per share of the Series A Warrants decreased from $6.96 per share to $5.80 per share and the number of shares of Common Stock issuable upon exercise of each such warrant, in the aggregate, increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, will be equal to the aggregate exercise price prior to such adjustment. As a result of the initial issuance and sale of the Series C Units, pursuant to the terms of the Series A Warrants, on April 8, 2016, the exercise price per share of the Series A Warrants decreased again from $5.80 per share to $4.50 per share and the number of shares of Common Stock issuable upon exercise of each of the Series A Warrants, in the aggregate, increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, will be equal to the aggregate exercise price prior to such adjustment. During the year ended December 31, 2015, as part of the exchange described in Note 10C above, the Company exchanged 1,440,880 Series A Warrants into 1,200,710 Series B-1 Warrants and 1,200,710 Series B-2 Warrants. As of December 31, 2016, and 2015, an aggregate of 491,006 and 380,953 Series A Warrants, respectively, were outstanding and exercisable into the identical number of shares of Common Stock.  The Company has determined its derivative warrant liability to be a Level 3 fair value measurement and has used the Binomial pricing model to calculate its fair value. Because the warrants contain a price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations.

 The changes in the fair value of the Level 3 liability are as follows (in US dollars):

	Warrants with Down-Round Protection
	December 31,
	2016	2015

Balance, Beginning of the year	321,695	2,057,618
Warrants issued as consideration for placement services	308,239	-
Amount classified out of stockholders’ deficit and presented as Warrants with Down-Round Protection	341,662	-
Exchange of Series A Warrants pursuant to the “Most favored nation” provision		(1,586,831)
Change in fair value of Warrants with Down-Round Protection	(289,626)	(149,092)
Balance, End of year	681,970	321,695

The key inputs used in the fair value calculations were as follows:

	December 31, 2016	December 31, 2015
Dividend yield (%)	-	-
Expected volatility (%) (*)	56.59	105.14
Risk free interest rate (%)	0.92	0.99
Expected term of options (years) (**)	1.20	2.20
Exercise price (US dollars)	4.50	5.80
Share price (US dollars) (***)	2.38	2.31
Fair value (US dollars)	0.16	0.84

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

(***)
The Common Stock price, per share reflects the Company’s management’s estimation of the fair value per share of Common Stock as of December 31, 2016, and 2015. In reaching its estimation for such periods, management considered, among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series C Units at December 31, 2016, as applicable to each reporting period.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10 –           COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

F.	Stock-based compensation

1.	Grants to non-employees

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

b.
In connection with the 2010 Offering, the Company issued to the Placement Agent warrants to purchase 45,097 and 84,459 shares of the Company's Common Stock, with an exercise price of $6.25 per share, in 2011 and 2010, respectively. The warrants expire on the fifth anniversary of the date on which the shares of Common Stock underlying such warrants are fully registered with the SEC (See Note 9C regarding the extension of the warrants).  The warrants include customary adjustment provisions for stock splits, reorganizations and other similar transactions and in addition a down-round protection provision. As a result of the issuance of the Series B Units, pursuant to the terms of the warrants, on August 29, 2014, the exercise price per share of the applicable warrants decreased from $6.25 per share to $5.80 per share and the number of shares of Common Stock issuable upon exercise of each such warrant, in the aggregate, increased to 139,608. As a result of the initial issuance and sale of the Series C Units, on April 8, 2016, the exercise price per share of the Warrants decreased again from $5.80 per share to $4.50 per share and the number of shares of Common Stock issuable upon exercise of each warrants, in the aggregate, increased to 179,939.

c.
In connection with the 2012 Offering, the Company issued to the Placement Agent (a) 5 year warrants to purchase up to 128,277 shares of Common Stock at an exercise price of $5.80 per share and (b) 5 year warrants to purchase up to 128,277 shares of Common Stock at an exercise price of $6.96 per share and (c) 5 year warrants to purchase up to 215 shares of Common Stock at an exercise price of $7.00 per share. Such warrants have substantially the same terms as those issued to the Series A Unit Purchasers except that the Placement Agent warrants may also be exercisable on a cashless basis at all times.  As a result of the issuance of the Series B Units, pursuant to the terms of the warrants, on August 29, 2014, the exercise price per share of the applicable warrants decreased from $6.96 and $7.00 per share to $5.80 per share and the number of shares of Common Stock issuable upon exercise of each such warrant, in the aggregate, increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, will be equal to the aggregate exercise price prior to such adjustment. As a result of the initial issuance and sale of the Series C Units, on April 8, 2016, the exercise price per share of the Warrants decreased again from $5.80 per share to $4.50 per share and the number of shares of Common Stock issuable upon exercise of each Warrants, in the aggregate, increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, will be equal to the aggregate exercise price prior to such adjustment. As of December 31, 2016, and 2015 the Placement Agent was entitled to an aggregate of 364,071 and 282,469 shares of Common Stock, respectively, at an exercise price of $4.50 in connection with the 2012 offering. In addition, as of December 31, 2016, the placement agent was also entitled to 42,549 shares of Common Stock, at an exercise price of $7.75 in connection with the 2012 offering.

As of December 31, 2016, and 2015, the average fair value of the Series A preferred warrant that were affected by the down-round protection, were estimated at $0.16 and $0.84, respectively using the following assumptions: dividend yield of 0% for both years, expected volatility of 56.59 % and 105.14%, risk free interest rate of 0.92%, 0.99%, stock price of $2.38 and $2.31, expected term of 1.2 and 2.2 years and exercise price of $4.50 and $5.80, respectively.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10 –           COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

F.	Stock-based compensation (cont.)

1.	Grants to non-employees (cont.)

d.
In connection with the 2014 Offering, the Company issued to the Placement Agent (a) 5 year warrants to purchase up to 293,115 shares of Common Stock at an exercise price of $5.80 per share and (b) 5 year warrants to purchase up to 146,559 shares of Common Stock at an exercise price of $10.00 per share. The terms of the Placement Agent warrants are substantially similar to the terms of the Series B Warrants except that the Placement Agent warrants may also be exercisable on a cashless basis at all times.  The average fair value per warrant of approximately $1.40 was estimated using the following assumptions: dividend yield of 0%, expected volatility of 105.14%, risk free interest rate of 1.66%, stock price of $2.31 and exercise price of $5.80 and 10.00, as applicable.

e.
In connection with the 2016 Offering, the Company issued to the Placement Agent (a) 5 year warrants to purchase up to 259,068 shares of Common Stock at an exercise price of $4.50 per share and (b) 5 year warrants to purchase up to 129,533 shares of Common Stock at an exercise price of $7.75 per share. The terms of the Placement Agent warrants are substantially similar to the terms of the Series C Warrants except that the Placement Agent warrants may also be exercisable on a cashless basis at all times.  The average fair value per warrant of approximately $0.79 was estimated using the following assumptions: dividend yield of 0%, expected volatility of 62.16%, risk free interest rate of 1.21%, stock price of $2.38 and exercise price of $4.50 and $7.75, as applicable.

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

Upon the adoption of the 2010 Share Incentive Plan, all options granted under the Integrity Israel's Plan were replaced by options subject to the 2010 Share Incentive Plan on a 1 for 1 basis. As of December 31, 2016, there are 437,197 shares available for future grants under the 2010 Share Incentive Plan.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10 –           COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

F.	Stock-based compensation (cont.)

2.	Grants to employees (cont.)

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

As of December 31, 2016, approximately $353,000 of unrecognized compensation costs are expected to be recognized upon receipt of the FDA approval, if and when received. The fair value of the shares was based on the recent share price applicable prior to the date of grant of such options.

The following tables present a summary of the status of the grants to employees, officers and directors as of December 31, 2016, 2015 and 2014:

	Number	Weighted average exercise price (US$)
Year ended December 31, 2016
Balance outstanding at beginning of year	413,473	6.04
Granted	149,330	4.53
Balance outstanding at end of the year	562,803	5.64
Balance exercisable at the end of the year	334,735	5.81

On January 1, 2016, the Company granted its Chief Operations Officer options to purchase up to 16,000 shares of the Company’s common stock, at an exercise price of $4.75 per share. The Options will vest in eight equal quarterly installments, with the first such installment to vest on June 30, 2016.

On March 17, 2016, the Company granted each one of three of its director’s options to purchase up to an aggregate of 26,666 shares of the Company’s Common Stock, at an exercise price of $4.50 per share. Each director’s option grant will vest in eight equal quarterly increments of 3,333.25 each (subject to the director’s continued service as of each such date) commencing with the second quarter of 2016.

On November 15, 2016, the Company granted each one of its two other directors options to purchase up to an aggregate of 26,666 shares of the Company’s Common Stock, at an exercise price of $4.50 per share.  Each director’s option grant will vest in eight equal quarterly increments of 3,333.25 each (subject to the director’s continued service as of each such date) commencing on February 15, 2017.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10 –           COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

F.	Stock-based compensation (cont.)

2.	Grants to employees (cont.)

	Number	Weighted average exercise price (US$)
Year ended December 31, 2015
Balance outstanding at beginning of year	450,847	5.85
Exercised	(19,769)	1.82
Forfeited	(17,605)	6.01
Balance outstanding at end of the year	413,473	6.04
Balance exercisable at the end of the year	293,736	5.95

	Number	Weighted average exercise price (US$)
Year ended December 31, 2014
Balance outstanding at beginning of year	414,847	5.74
Granted	44,000	7.00
Forfeited	(8,000)	6.25
Balance outstanding at end of the year	450,847	5.85
Balance exercisable at the end of the year	302,360	5.58

The aggregate intrinsic value of the awards exercisable as of December 31, 2016, 2015 and 2014 was $14,368, $12,845 and $23,830, respectively.  The aggregate intrinsic value of the awards outstanding as of December 31, 2016, 2015 and 2014 was $14,368, $12,845 and $23,830, respectively. Such amount represents the total intrinsic value based on the Company’s management’s estimation of the fair value per share of Common Stock based among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series C Units and Series B Units, as applicable.

The following tables summarize information about options outstanding at December 31, 2016:

Exercise price (US$)	Outstanding at December 31, 2016	Weighted average remaining contractual life (years)	Exercise price (US$)	Exercisable at December 31, 2016	Weighted average remaining contractual life (years)

1.72	21,758	0.60	1.72	21,758	0.60
3.63	3,730	0.60	3.63	3,730	0.60
6.01	4,273	1.03	6.01	4,273	1.03
6.25	351,712	5.19	6.25	236,975	5.19
7.00	32,000	7.50	7.00	32,000	7.50
4.75	16,000	9.01	4.75	6,000	9.01
4.50	79,998	9.21	4.50	30,000	9.21
4.50	53,332	9.88	4.50	-	9.88
	562,803			334,736

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10 –           COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

F.	Stock-based compensation (cont.)

2.	Grants to employees (cont.)

As of December 31, 2016, approximately $81,900 of unrecognized compensation costs (excluding compensation cost related to stock options granted to Mr. Avner Gal and Mr. David Malka) are expected to be recognized during the year ending December 31, 2017 and 2018.

The fair value of options granted was estimated at the dates of grant using the Black-Scholes option pricing model.  The following are the data and assumptions used:

	2016	2015	2014
Dividend yield (%)	0	-	0
Expected volatility (%) (*)	62.16	-	105.14
Risk free interest rate (%)	1.08	-	1.61
Expected term of options (years) (**)	6	-	5-6
Exercise price (US dollars)	4.50, 4.75	-	7.00
Stock price (US dollars) (***)	2.38	-	2.31
Fair value (US dollars)	1.01, 098	-	1.59

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

(***)
The Common Stock price, per share for the year ended December 31, 2014 and 2016 reflects the Company’s management’s estimation of the fair value per share of Common Stock. In reaching its estimation for December 31, 2014, management considered, among other things, a valuation prepared by a third-party valuation firm following the issuance of the 2014 Offering. In reaching its estimation for December 31, 2016, management considered, among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series C Units.

NOTE 11 –           RESEARCH AND DEVELOPMENT EXPENSES

	US dollars
	Year ended December 31,
	2016	2015	2014
Salaries and related expenses	1,510,491	1,279,216	992,991
Professional fees	58,954	71,930	83,597
Regulations related expenses	620,535	488,536	413,985
Patents	132,344	159,624	188,825
Materials	346,238	153,669	98,129
Depreciation	32,508	19,133	16,156
Travel expenses	66,211	39,324	27,867
Vehicle maintenance	91,935	54,936	25,888
Other	22,601	1,977	2,186
	2,881,817	2,268,345	1,849,624

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 12 –           SELLING AND MARKETING EXPENSES

	US dollars
	Year ended December 31,
	2016	2015	2014

Salaries and related expenses	707,111	318,716	-
Professional fees	271,984	416,575	132,504
Travel & expenses	76,022	178,167	26,943
Exhibitions and Shows	72,798	175,176	49,084
Other	-	38,800	22,228
	1,127,915	1,127,434	230,759

NOTE 13 –           GENERAL AND ADMINISTRATIVE EXPENSES

	US dollars
	Year ended December 31,
	2016	2015	2014

Salaries and related expenses	938,203	584,058	548,323
Professional fees	1,046,987	573,815	749,167
Travel & expenses	130,533	114,783	173,405
Depreciation	27,076	25,759	18,527
Insurance	63,182	63,146	56,401
Vehicle maintenance	51,818	41,180	40,087
Other	-	-	841
	2,257,799	1,402,741	1,586,751

NOTE 14 –           FINANCING (INCOME) EXPENSES, NET

	US dollars
	Year ended December 31,
	2016	2015	2014

Israeli CPI linkage difference on principal of loans from stockholders	(629)	(2,521)	(556)
Exchange rate differences	27,934	38,873	(25,282)
Change in fair value of Warrants with down-round protection	(289,626)	(149,092)	(6,559,758)
Interest expenses on credit from banks and other	16,216	15,205	(2,189)
Loss on partial extinguishment of Series A Preferred Stock and Series A Warrants	-	1,284,354	-
	(246,105)	1,186,819	(6,587,785)

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 15 –           INCOME TAX

A.	Measurement of results for tax purposes under the Israeli Income Tax (Inflationary Adjustments) Law, 1985 (the “Inflationary Adjustment Law”)

Commencing January 1, 2008, the results of operations of Integrity Israel for tax purposes are measured on a nominal basis.

B.	Changes in the Israeli corporate tax rates

On July 30, 2013, the Israeli parliament approved the Law for the Change in National Priorities (Legislative Amendments to Achieve Budgetary Goals for 2013 and 2014) – 2013, which, among other things increased the standard Israeli corporate income tax rate from 25% to 26.5% effective as of January 1, 2014,

On January 4, 2016, the Israeli parliament passed the Law for Amendment of the Income Tax Ordinance No. 216, which, among other things reduced the standard Israeli corporate income tax rate from 26.5% to 25% effective as of January 2016,

Furthermore, on December 22, 2016 the Knesset plenum passed the Economic Efficiency Law (Legislative Amendments for Achieving Budget Objectives in the Years 2017 and 2018) – 2016, by which, inter alia, the corporate tax rate would be reduced from 25% to 23% in two steps. The first step would be to reduce the corporate tax rate to 24% as of January 2017 and the second step would be to reduce the corporate tax rate to 23% as of January 2018.This change has no impact on the financial statements.

C.	Tax assessments

For federal, state and local income tax purposes the Company remains open for examination by the tax authorities for the tax years from 2013 through 2015 under the general statute of limitations.

Notwithstanding, pursuant and subject to the provisions of article 145 of the Income Tax Ordinance, Integrity Israel’s tax returns that were filled with the tax authority up to and including 2012 are considered final.

D.	Carryforward tax losses

As of December 31, 2016, the Company had cumulative net operating losses (NOL) for US federal purposes of approximately $4.4 million that will expire between the years 2032-2036. Integrity Israel has losses carry forward balances for Israeli income tax purposes of nearly $25.3 million to offset against future taxable income for an indefinite period of time.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 15 –           INCOME TAX (cont.)

E.	The following is a reconciliation between the theoretical tax on pre-tax income, at the tax rate applicable to the Company (federal tax rate) and the tax expense reported in the financial statements:

	US dollars
	Year ended December 31,
	2016	2015	2014

Pretax income (loss)	(5,409,737)	(5,842,172)	2,980,426
Federal tax rate	34%	34%	35%
Income tax expenses (benefit) computed at the ordinary tax rate	(1,839,311)	(1,986, 338)	1,043,149
Non-deductible expenses	34,500	31,050	27,250
Stock-based compensation	17,562	4,503	14,415
Warrants with down round protection	(98,473)	(50,691)	(2,295,915)
Loss on partial extinguishment of Series A Preferred Stock and Series A Warrants	-	436,680	-
Tax in respect of differences in corporate tax rates	396,956	340,263	278,466
Losses and timing differences in respect of which no deferred taxes assets were recognized	1,488,766	1,224,533	932,635
	-	-	-

F.
Deferred taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes.  Significant components of the Group's future tax assets are as follows:

	US dollars
	December 31,
	2016	2015	2014

Composition of deferred tax assets:
Provision for employee-related obligation	28,526	23,494	20,220
Non-capital loss carry forwards	7,823,828	6,233,314	4,810,780
Valuation allowance	(7,852,354)	(6,256,808)	(4,831,000)
	-	-	-

NOTE 16 –           INCOME (LOSS) PER SHARE

The loss and the weighted average number of shares used in computing basic and diluted loss per share for the years ended December 31, 2016, 2015 and 2014, are as follows:

	US dollars
	Year ended December 31,
	2016	2015	2014

Income (loss) for the year	(5,409,737)	(5,842,172)	2,980,426
Cash dividend on Series A Preferred Stock	(18,229)	(57,061)	(370,441)
Stock dividend on Series B Preferred Stock	(647,215)	(390,219)	(43,858)
Stock dividend on Series C Preferred Stock	(152,480)	-	-
Income attributable to participating securities (Preferred Stock)	-	-	(596,472)
Income (loss) for the period attributable to common stockholders	(6,227,661)	(6,289,452)	1,969,655

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 16 –           INCOME (LOSS) PER SHARE (cont.)

	Number of shares
	Year ended December 31,
	2016	2015	2014

Common shares used in computing Basic income (loss) per share	5,788,842	5,476,870	5,304,500
Common shares used in computing Diluted income (loss) per share (*)	5,788,842	5,476, 870	5,349,242
Total weighted average number of Common shares related to outstanding convertible Preferred Stock, options and warrants excluded from the calculations of diluted income (loss) per share (**)	12,745,874	9,431,728	4,557,612

(*)
In applying the treasury method, the average market price of Common Stock was based on management estimate. For December 31, 2016, management considered, among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series C Units. For December 31, 2015 and 2014, management estimation considered, among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series B Units (See Note 10C).

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

NOTE 17 –           SEGMENT INFORMATION

The Company operates in one operating segment, the following is a summary of operations within geographic areas:

	Year ended December 31,
Revenues based on the customer’s location:	2016	2015	2014

Europe	431,772	13,420	32,000
Asia and Pacific	179,917	129,747	27,775
Total	611,689	143,167	59,775

All long-lived assets are owned by Integrity Israel and are located in Israel.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 18 –           RELATED PARTIES

A.
Avner Gal, the beneficial owner of approximately 4.12% of the Company's outstanding Common Stock as of December 31, 2016, entered into an employment agreement with Integrity Israel in July 2010 pursuant to which Mr. Gal agreed to continue to serve as the chief executive officer and managing director of Integrity Israel.  The agreement was approved by the board of directors and stockholders of Integrity Israel. Mr. Gal’s employment agreement provides for an annual salary of approximately $125,722, $123,457 and $134,769 (NIS 480,000) for the year ended December 31, 2016, 2015 and 2014 respectively. In addition, Mr. Gal is entitled to an annual bonus to be determined by the board of directors and an additional sum provided that Mr. Gal reaches certain milestones approved by the board, as well as the payment of certain social and insurance benefits and the use of a car.  During the year ended December 31, 2016, 2015 and 2014 the Company did not pay Mr. Gal any bonuses.  The agreement also provides for a renegotiation of Mr. Gal’s annual salary on the one-year anniversary thereof and the renegotiation of Mr. Gal’s bonus formula once Integrity Israel has begun commercialization of its products.  The agreement is terminable by either party on 180 days’ notice, immediately by Integrity Israel with the payment of an amount equal to 180 days of annual salary, or immediately by Integrity Israel for cause (as defined in the agreement) without the payment of severance.  Mr. Gal is subject to a non-compete and a confidentiality agreement during the term of the agreement and for one year thereafter. As of December 31, 2016, the Company did not make any amendments to Mr. Gal’s employment agreement.

B.
David Malka, the beneficial owner of 1.64% of the Company's outstanding Common Stock as of December 31, 2016, entered into an employment agreement with Integrity Israel in July 2010 pursuant to which Mr. Malka agreed to continue to serve as the vice president of operations of Integrity Israel.  The agreement was approved by the board of directors and stockholders of Integrity Israel. Mr. Malka’s employment agreement provides for an annual salary of approximately $63,114, 61,728 and $67,302 (NIS 240,000) for the year ended December 31, 2016, 2015 and 2014 respectively. In addition, Mr. Malka is entitled to an annual bonus to be determined by the Board of Directors in its sole discretion and an additional sum provided that Mr. Malka reaches certain milestones approved by the Board, as well as the payment of certain social and insurance benefits and the use of a group three car.  During the year ended December 31, 2016, 2015 and 2014 the Company did not pay Mr. Malka any bonuses. The agreement also provided for a renegotiation of Mr. Malka’s annual salary on the one-year anniversary thereof and the renegotiation of Mr. Malka’s bonus formula once Integrity Israel has begun commercialization of its products.  The agreement is terminable by either party on 90 days’ notice, immediately by Integrity Israel with the payment of an amount equal to 90 days of annual salary, or immediately by Integrity Israel for cause (as defined in the agreement) without the payment of severance.  Mr. Malka is subject to a non-compete and confidentiality agreement during the term of the agreement and for one year thereafter. As of December 31, 2016, the Company did not make any amendments to Mr. Malka’s employment agreement.

NOTE 19 –           MAJOR CUSTOMERS AND VENDOR

For the year ended December 31, 2016, sales to four customers represented approximately 90% of net sales and purchases from one vendor represented approximately 77% of net purchases.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 20 –           SUBSEQUENT EVENTS

A.
On January 5, 2017, and March 8, 2017 the Company, entered into a Securities Purchase Agreement with certain accredited investors (the “Purchasers”) pursuant to which, the Company issued to the Purchasers an aggregate of 403.9 and 2,560, respectively, units of the Company’s Series C 5.5% Convertible Preferred Stock, par value $0.001 per share, as described in note 10D above.  The shares of Preferred Stock comprising the Units are convertible into an aggregate of 658,649 shares of Common Stock, and the Warrants comprising the Units are exercisable for an aggregate of 1,317,298 shares of Common Stock, in each case subject to certain adjustments.  The Company received aggregate gross proceeds of $2,963,900 from the sale of the Units pursuant to the Purchase Agreement.

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with the placement agent for the offering of the Units (the “Placement Agent”), at the closing of the sale of the Units the Company paid the Placement Agent, as a commission, an amount equal to 10% of the aggregate sales price of the Units, plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Units.  In addition, pursuant to the Placement Agent Agreement, the Company is required to issue to the Placement Agent: (a) 5 year warrants to purchase up to 131,730 shares of Common Stock at an exercise price of $4.50 per share and (b) 5 year warrants to purchase up to 65,865 shares of Common Stock at an exercise price of $7.75 per share.  The terms of the Placement Agent warrants will be substantially similar to the Warrants except that the Placement Agent warrants will also be exercisable on a cashless basis and will include full ratchet anti-dilution protection.

B.
On January 31, 2017, the Board of Directors of the Company unanimously voted to appoint Sami Sassoun as the Chief Financial Officer of the Company, commencing on February 1, 2017. On February 1, 2017, the Subsidiary entered into an employment agreement (the “Employment Agreement”) with Mr. Sassoun to serve as Chief Financial Officer of the Company and the Subsidiary.  The Employment Agreement provides for a monthly base gross salary of NIS 30,000 (approximately $8,000 based on the exchange rate of NIS 3.7461 / $1.00 USD in effect on February 1, 2017), as well as the payment of certain social benefits and the use of a company car.  In addition, pursuant to the Employment Agreement, the Company has agreed to grant to Mr. Sassoun, on the one year anniversary of the commencement of his employment with the Company, options to purchase such number of shares of Common Stock of the Company, at an exercise price of $4.50 per share, with the number of options to be issued and the vesting provisions applicable thereto to be determined by the Board of Directors of the Company.  The Employment Agreement is terminable by either party on 90 days’ notice or immediately by the Subsidiary for Cause (as defined in the Employment Agreement) without the payment of severance.  The Employment Agreement contains non-compete obligations applicable during the term of the agreement and for one year thereafter and confidentiality obligations that survive the termination of the agreement indefinitely

C.
On February 6, 2017, the Company, entered into an amended and restated consulting agreement (the “A&R Consulting Agreement”) with Strand Strategy, a healthcare consulting firm (“Strand Strategy”), relating to the retention of Strand Strategy’s services as an independent contractor on a temporary basis, effective as of December 1, 2016, (the “Effective Date”).  The founder and managing director of Strand Strategy, Angela Strand, is an independent member of the board of directors of the Company (the “Board”), is a member of the Compensation Committee and Chairperson of the Nominating and Corporate Governance Committee of the Board. Pursuant to the terms of the A&R Consulting Agreement, Strand Strategy agreed to assist the Company with its corporate strategy, business development and communication management for a 90-day period, beginning on the Effective Date (the “Services”).  As consideration for the Services, the Company agreed to pay Strand Strategy a fee of $60,000, 25% of which shall be paid in cash and 75% of which shall be paid by the grant to Strand Strategy of 10,000 shares of Common Stock, par value $0.001 per share, of the Company. The A&R Consulting Agreement may be terminated immediately by either party, upon written notice to the other party, if the other party materially breached the A&R Consulting Agreement, and such breach is incapable of cure.  With respect to a breach capable of cure, the non-breaching party may terminate the A&R Consulting Agreement if the breaching party fails to cure within five (5) days after receipt of written notice of breach.  The A&R Consulting Agreement contains confidentiality obligations that survive the termination of the A&R Consulting Agreement indefinitely.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 20 –           SUBSEQUENT EVENTS (cont.)

D.
On March 20, 2017, the Company entered into an employment agreement (the “Graham Employment Agreement”) with Mr. Graham to serve as Chief Executive Officer of the Company.  Pursuant to the terms of the Graham Employment Agreement, Mr. Graham will (1) receive a base salary of $500,000 per year; (2) be eligible to earn an annual performance bonus between 35-72% of his current base salary, subject to certain performance criteria and, provided that Mr. Graham continues to be an employee through and on March 15, 2018, Mr. Graham’s performance bonus for his first year is guaranteed up to $225,000; (3) be eligible to earn a one-time milestone bonus equal to $500,000 based upon satisfaction of the Company attaining cash on hand in the Company equal to or greater than $20,000,000 on or before December 31, 2018, provided that Mr. Graham continues to be an employee through and on the date of payment of such one-time bonus; and (4) receive certain equity awards (pursuant to the Company’s 2010 Incentive Compensation Plan, as amended) under the terms and conditions as set forth in the Graham Employment Agreement.  The Graham Employment Agreement is terminable by the Company on 90 days’ prior written notice to Mr. Graham, without Cause, or immediately by the Company for Cause (as defined in the Graham Employment Agreement).  The Graham Employment Agreement contains non-compete obligations applicable during the term of the agreement and for one year thereafter and confidentiality obligations that survive the termination of the agreement indefinitely.