Form 10-Q
period 2017-03-31
Integrity Applications, Inc.
filed 2017-05-15
CIK 1506983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

or

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

Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

As of May 15, 2017, 6,199,940 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

INTEGRITY APPLICATIONS, INC.

INTEGRITY APPLICATIONS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	March 31,	December 31,
	2017	2016
	(unaudited)
A S S E T S
Current Assets
Cash and cash equivalents	1,639,003	148,836
Accounts receivable, net	95,172	92,061
Inventories	1,423,261	1,419,604
Other current assets	183,863	356,994
Total current assets	3,341,299	2,017,495

Property and Equipment, Net	239,426	240,452
Long-Term Restricted Cash	37,765	35,673

Funds in Respect of Employee Rights Upon Retirement	177,139	167,326
Total assets	3,795,629	2,460,946
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	1,585,387	1,634,642
Other current liabilities	1,692,137	713,549
Total current liabilities	3,277,524	2,348,191

Long-Term Liabilities
Long-Term Loans from Stockholders	170,150	162,034
Liability for Employee Rights Upon Retirement	187,083	176,719
Warrants with down-round protection	754,603	681,970
Total long-term liabilities	1,111,836	1,020,723

Total liabilities	4,389,360	3,368,914
Temporary Equity
Convertible Preferred Stock of $ 0.001 par value ("Preferred Stock"):
10,000,000 shares of Preferred Stock authorized as of March 31, 2017 and December 31, 2016
376 shares of Series A Preferred Stock issued and outstanding as of March 31, 2017 and December 31, 2016	221,152	221,152
15,031 shares of Series B Preferred Stock issued and outstanding as of March 31, 2017 and December 31, 2016	6,715,844	6,715,844
8,793 and 5,829 shares of Series C Preferred Stock issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	4,737,903	3,104,466
Total temporary equity	11,674,899	10,041,462
Stockholders' Deficit
Common Stock of $ 0.001 par value ("Common Stock"):
40,000,000 shares authorized as of March 31, 2017 and December 31, 2016; 6,199,940 and 6,026,527 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	6,203	6,028
Additional paid in capital	26,131,070	24,586,142
Accumulated other comprehensive income	95,315	62,576
Accumulated deficit	(38,501,218)	(35,604,176)
Total stockholders' deficit	(12,268,630)	(10,949,430)
Total liabilities, temporary equity and stockholders’ deficit	3,795,629	2,460,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)
	Three month period ended March 31,
	2017	2016
	(unaudited)
Revenues	96,237	89,147

Research and development expenses	581,539	579,495
Selling and marketing expenses	236,939	313,395
General and administrative expenses	1,877,359	460,654
Total operating expenses	2,695,837	1,353,544
Operating loss	2,599,600	1,264,397
Financing income, net	69,275	37,633
Loss for the period	2,530,325	1,226,764
Other comprehensive (income) loss:
Foreign currency translation loss (income)	(32,739)	21,976

Comprehensive loss for the period	2,497,586	1,248,740

Loss per share (Basic and Diluted)	0.48	0.24
Common shares used in computing loss per share (Basic and Diluted)	6,029,342	5,690,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	US dollars (except share data)
	(unaudited)
	Common Stock		Additional	Accumulated other		Total
	Number of shares	Amount	paid in capital	comprehensive income	Accumulated deficit	Stockholders’ deficit
Balance as of January 1, 2017	6,026,527	6,028	24,586,142	62,576	(35,604,176)	(10,949,430)
Loss for the period of three months					(2,530,325)	(2,530,325)
Other comprehensive income				32,739		32,739
Amounts allocated to Series C-1 and Series C-2 Warrants, net			808,906			808,906
Stock dividend on Series C Preferred Stock	48,795	49	115,937		(115,986)
Stock dividend on Series B Preferred Stock	103,505	104	245,927		(246,031)
Cash dividend on Series A Preferred Stock					(4,700)	(4,700)
Stock-based compensation	21,113	22	374,158			374,180
Balance as of March 31, 2017	6,199,940	6,203	26,131,070	95,315	(38,501,218)	(12,268,630)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Three month period ended March 31,
	2017	2016
	(unaudited)
Cash flows from operating activities:
Loss for the period	(2,530,325)	(1,226,764)
Adjustments to reconcile loss for the period to net cash used in operating activities:
Depreciation	16,380	11,704
Stock-based compensation	374,180	950
Change in the fair value of Warrants with down-round protection	(84,099)	(43,510)
Linkage difference on principal of loans from stockholders	(1,367)	(1,464)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	2,255	(17,294)
Decrease in inventory	78,416	44,101
Decrease in other current assets	190,590	152,969
(Decrease) increase in accounts payable	(129,419)	269,474
Increase in other current liabilities	937,276	323,453
Net cash used in operating activities	(1,146,113)	(486,381)

Cash flows from investing activities:
Purchase of property and equipment	(1,477)	(23,955)
Net cash used in investing activities	(1,477)	(23,955)

Cash flows from financing activities
Credit from banking institutes	-	27,388
Proceeds allocated to Series C Preferred Stock, net of cash issuance expenses	1,738,259	-
Proceeds allocated to Series C Warrants, net of cash issuance expenses	860,812	-
Net cash provided by financing activities	2,599,071	27,388
Effect of exchange rate changes on cash and cash equivalents	38,686	5,648
Increase (decrease) in cash and cash equivalents	1,490,167	(477,300)
Cash and cash equivalents at beginning of the period	148,836	608,701
Cash and cash equivalents at end of the period	1,639,003	131,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

Supplementary information on financing activities not involving cash flows:

During the three-month period ended March 31, 2017, $246,031 and $115,986, representing the fair value of the shares of Common Stock issued to owners of Series B Preferred Stock and owners of Series C Preferred Stock, respectively, were accounted for as stock dividends in the statement of changes in stockholders’ deficit and was charged to accumulated deficit against additional paid in capital and Common Stock therein.

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

Since its incorporation, the Company did not conduct any material operations other than those carried out by Integrity Israel. The development and commercialization of Integrity Israel's product is expected to require substantial expenditures. Integrity Israel and the Company (collectively, the "Group") have not yet generated significant revenues from operations, and therefore they are dependent upon external sources for financing their operations. As of March 31, 2017, the Group has incurred an accumulated deficit of $38,501,218, a stockholder's deficit of $12,268,630 and negative operating cash flows. Management considered the significance of such conditions in relation to the Group’s ability to meet its current and future obligations and determined that these conditions raise substantial doubt about the Group’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has raised funds through the issuance of (a) Series A units (the “Series A Units”) consisting of shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and detachable warrants to purchase shares of the Company’s Common Stock (the “Series A Warrants” or “Warrants with down round protection”) and (b) Series B units (the “Series B Units”), each consisting of (i) one share of the Company’s designated Series B 5.5% Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), convertible into Common Stock at an initial conversion price of $5.80 per share, (ii) a five year warrant to purchase, at an exercise price of $5.80 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series B Preferred Stock (each a “Series B-1 Warrant”) and (iii) a five year warrant to purchase, at an exercise price of $10.00 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series B Preferred Stock (each a “Series B-2 Warrant” and, together with the Series B-1 Warrants, collectively, the “Series B Warrants”). Additionally, during the period between April 2016 and March 2017, the Company raised funds in an aggregate amount of approximately $7.56 million (net of related cash expenses) through the issuance of 8,792.8 units (the “Series C Units”). Each of the Series C Units consists of (a) one share of the Company’s newly designated Series C 5.5% Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), convertible into Common Stock at an initial conversion price of $4.50 per share, (b) a five year warrant to purchase, at an exercise price of $4.50 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series C Preferred Stock (each a “Series C-1 Warrant”) and (c) a five year warrant to purchase, at an exercise price of $7.75 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series C Preferred Stock (each a “Series C-2 Warrant” and, together with the Series C-1 Warrants, collectively, the “Series C Warrants”), as described in further detail in Note 3. See also Note 8 regarding issuance of additional Series C Units subsequent to the balance sheet date.

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

Accounting Principles

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature.

The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any future period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany balances and transactions have been eliminated in consolidation.

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

The changes in the fair value of the Level 3 liability are as follows (in US dollars):

	Warrants with down-round Protection
	March 31,
	2017	2016
	(unaudited)

Balance, Beginning of the period	681,970	321,695
Warrants issued as consideration for placement services	156,732	-
Change in fair value Warrants with Down-Round Protection	(84,099)	(43,510)
Balance, End of period	754,603	278,185

The key inputs used in the fair value calculations were as follows:

	March 31,
	2017	2016
Dividend yield (%)	-	-
Expected volatility (%) (*)	56.59	62.16
Risk free interest rate (%)	0.92-1.21	1.08
Expected term of options (years) (**)	0.95-5.00	3.20
Exercise price (US dollars)	4.50, 7.75	5.80
Share price (US dollars) (***)	2.38	2.38
Fair value (US dollars)	0.11-0.74	0.71

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

(***)
The Common Stock price, per share reflects the Company’s management’s estimation of the fair value per share of Common Stock as of March 31, 2017 and 2016. In reaching its estimation for such periods, management considered, among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series B Units and the Series C Units as applicable to each reporting period (See Note 3).

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

C.	Recently issued accounting pronouncements

1.	Accounting Standards Update 2014-09, “Revenue from Contracts with Customers”

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09").

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

During 2016, the FASB issued several Accounting Standards Updates (“ASUs”) that focus on certain implementation issues of the new revenue recognition guidance including Narrow-Scope Improvements, Practical Expedients and technical corrections.

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

The Company intends to adopt ASU 2014-09 as of January 1, 2018.

The Company is in the process of evaluating the impact of ASU 2014-09 on its revenue streams and selling contracts, if any, and on its financial reporting and disclosures. Management is expecting to complete the evaluation of the impact of the accounting and disclosure changes on the business processes, controls and systems during 2017.

Since the company did not report significant revenues, management believes that the adoption of ASU 2014-09 will not have a significant impact on its consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

C.	Recently issued accounting pronouncements (cont.)

2.	Accounting Standards Update 2015-11, “Simplifying the Measurement of Inventory”

Effective January 1, 2017, the Group adopted ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330) ("ASU 2015- 11").

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

The adoption of ASU 2015-11 did not have a significant effect on the consolidated financial statements.

D.	Reclassified Amounts

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications did not have material effect on the reported results of operations, shareholder’s deficit or cash flows.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3	–	RECENT EVENTS

Between April 2016 and December 31, 2016, and during the first quarter of 2017, we received aggregate net proceeds of approximately $4.9 million and $2.6 million, respectively (net of related cash expenses), from the issuance and sale in a private placement transaction, at a price of $1,000 per unit, of 8,792.80 Series C Units. As of March 31, 2017, the shares of Series C Preferred Stock comprising the Series C Units are convertible into an aggregate of 1,953,956 shares of Common Stock, and the Series C Warrants comprising the Series C Units are exercisable for an aggregate of 3,907,911 shares of Common Stock, in each case subject to adjustment in certain circumstances.

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with AGI, at the initial closing of the sale of the Series C Units, the Company paid AGI, as a commission, an amount equal to 6% of the aggregate sales price of the Series C Units, plus 4% of the aggregate sales price as a management fee plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series C Units. At the end of the second, third, fourth, fifth, sixth, seventh, eighth and ninth closings of the sale of the Series C Units, the Company paid AGI, as a commission, an amount equal to 10% of the aggregate sales price of the Series C Units sold in such closing, plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series C Units sold in such closing. In addition, pursuant to the Placement Agent Agreement, the Company is required to issue to AGI: (a) 5 year warrants to purchase up to 390,798 shares of Common Stock at an exercise price of $4.50 per share and (b) 5 year warrants to purchase up to 195,398 shares of Common Stock at an exercise price of $7.75 per share. The terms of such warrants are substantially similar to the Series C Warrants except that the warrants issued to AGI are exercisable on a cashless basis and include full ratchet anti-dilution protection.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3	–	RECENT EVENTS (cont.)

Subject to certain ownership limitations described below, the Series C Preferred Stock are convertible at the option of the holder at any time and from time to time into shares of Common Stock at a conversion price of $4.50 per share (calculated by dividing the stated value per share of Preferred Stock, which is initially $1,000, by the conversion price per share). The conversion price of the Series C Preferred Stock is subject to adjustment for certain issuances of Common Stock or other securities of the Company at an effective price per share that is lower than the conversion price then in effect, as well as for stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. In addition, the holders of Preferred Stock will be entitled to receive any securities or rights to acquire securities or property granted or issued by the Company pro rata to the holders of Common Stock to the same extent as if such holders had converted all of their shares of Series C Preferred Stock prior to such distribution. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations of the Company, the holders of Series C Preferred Stock will be entitled to receive, upon conversion of their shares of Series C Preferred Stock, any securities or other consideration received by the holders of the Common Stock pursuant to the fundamental transaction.

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

Based on the terms of the purchase agreements relating to the issuance and sale of the Series A Units and the Series B Units, respectively, so long as any initial purchaser of Series A Units or Series B Units, as applicable holds any shares of Series A Preferred Stock or Series B Preferred Stock, as applicable, if (1) the Company sells any shares of Common Stock or other securities convertible into, or rights to acquire, Common Stock and (2) a purchaser then holding Series A or Series B Preferred Stock or Warrants reasonably believes that any of the terms and conditions appurtenant to such issuance or sale are more favorable to the purchaser in such subsequent sale of securities than are the terms and conditions granted to such purchaser, then the purchaser will be permitted to require the Company to amend the terms of this transaction (only with respect to such purchaser) so as to match the terms of the subsequent issuance (including, for the avoidance of doubt, any terms and provisions that are or may be less favorable to such purchaser).

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

As of March 31, 2017, none of the Series A or B Unit holders asked the company to amend the terms of their units.

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

Since at the issuance dates of the Series C Preferred Stock, the exercise price of the conversion feature (based on the effective conversion rate of the Series C Preferred Stock into Common Stock) was higher than the estimated fair value of the Company’s Common Stock, it was determined that the conversion feature was not beneficial. Also, due to the liquidation preference and certain redemption rights for the benefit of the holders of the Series C Preferred Stock, upon the occurrence of certain contingent events, which are not considered as solely within the Company's control management determined that the Series C Preferred Stock were to be presented as temporary equity. On each balance sheet date, the Company’s management assesses the probability of redemption of the outstanding Preferred Stock. In the event that management determines such redemption to be probable as of an applicable balance sheet date, the Company will recognize a liability in an amount equal to the aggregate redemption price of the Preferred Stock. In addition, upon such determination, the difference between the amount that was allocated to the Preferred Stock (after deduction of issuance expenses) and such redemption amount will be accreted over the period beginning on the date that it becomes probable that the instrument will become redeemable and ending on the earliest redemption date.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 4	–	INVENTORIES

	US dollars
	March 31,	December 31,
	2017	2016
	(unaudited)

Raw materials	673,991	735,201
Work in process	742,226	633,132
Finished products	7,044	51,271
	1,423,261	1,419,604

NOTE 5	–	OTHER CURRENT LIABILITIES

	US dollars
	March 31, 2017	December 31, 2016
	(unaudited)

Employees and related institutions	508,085	363,738
Accrued expenses	1,058,494	261,651
Other current liabilities	125,558	88,160
	1,692,137	713,549

NOTE 6	–	FINANCING INCOME, NET

	US dollars
	Three month period ended March 31,
	2017	2016
	(unaudited)
Israeli CPI linkage difference on principal of loans from stockholders	1,367	1,464
Exchange rate differences	(10,474)	(4,915)
Change in fair value of Warrants with down round protection	84,099	43,510
Interest expenses on credit from banks and other	(5,717)	(2,426)
	69,275	37,633

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 7	–	LOSS PER SHARE

In periods of net loss, basic loss per share is computed by dividing net loss for the period after consideration of the effect of dividends on preferred stock by the weighted average number of shares outstanding during the period.

The loss and the weighted average number of shares used in computing basic and diluted loss per share for the three-month periods ended March 31, 2017 and 2016 are as follows:

	US dollars
	Three month period ended March 31,
	2017	2016
	(unaudited)
Loss for the period	2,530,325	1,226,764
Cash dividend on Series A Preferred Stock	4,700	4,700
Stock dividend on Series B Preferred Stock	246,031	122,820
Stock dividend on Series C Preferred Stock	115,986	-
Loss for the period attributable to common stockholders	2,897,042	1,354,284

	Number of shares
	Three month period ended March 31,
	2017	2016
	(unaudited)
Number of shares:
Weighted average number of shares used in the computation of basic and diluted earnings per share	6,029,342	5,690,097

Total weighted average number of common shares related to outstanding convertible preferred stock, options and warrants excluded from the calculations of diluted loss per share (*)	16,056,013	9,462,671

(*)
All outstanding convertible Preferred Stock, stock options and warrants have been excluded from the calculation of the diluted net loss per share for all the reported periods, because the effect of the common shares issuable as a result of the exercise or conversion of these instruments was determined to be anti-dilutive.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 8	–	SUBSEQUENT EVENTS

On April 28, 2017, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) pursuant to which, the Company issued to the Purchasers an aggregate of 1,551, units of the Company’s Series C Preferred Stock, as described in Note 3 above. The shares of Preferred Stock comprising the Series C Units are convertible into an aggregate of 344,682 shares of Common Stock, and the Series C Warrants comprising the Series C Units are exercisable for an aggregate of 689,364 shares of Common Stock, in each case subject to certain adjustments. The Company received aggregate gross proceeds of $1,551,000 from the sale of the Series C Units pursuant to the Purchase Agreement.

Pursuant to the Placement Agent Agreement (as further described in Note 3 above), at the closing of the sale of the Series C Units the Company paid AGI, as a commission, an amount equal to 10% of the aggregate sales price of the Series C Units, plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series C Units. In addition, pursuant to the Placement Agent Agreement, the Company is required to issue to the Placement Agent: (a) 5 year warrants to purchase up to 68,934 shares of Common Stock at an exercise price of $4.50 per share and (b) 5 year warrants to purchase up to 34,467 shares of Common Stock at an exercise price of $7.75 per share. The terms of the Placement Agent warrants will be substantially similar to the Series C Warrants except that the Placement Agent warrants will also be exercisable on a cashless basis and will include full ratchet anti-dilution protection.

Effective April 7, 2017 (the “Gal Effective Date”), the Company and Integrity Israel entered into a letter agreement with Avner Gal whereby Mr. Gal separated from his employment and directorship at the Company and act as a part time consultant to the Company (the “Gal Agreement”).  Pursuant to the terms of the Gal Agreement, and as consideration for Mr. Gal’s separation from employment and services as a consultant, the Company agreed, among other things, to (a) pay Mr. Gal an amount equal to his Salary (as defined in the Gal Employment Agreement) and other financial benefits Mr. Gal is entitled to receive under the Employment Agreement entered into by and between Integrity Israel and Mr. Gal in October 2010 (the “Gal Employment Agreement”), that would have been paid to Mr. Gal during the Notice Period (as defined in the Gal Employment Agreement), in lieu of such prior notice; (b) modify the Adjustment Period, pursuant to section 19 of the Gal Employment Agreement, to 24 Salaries (as defined in the Gal Employment Agreement), including all the benefits mentioned in the Gal Employment Agreement, provided Mr. Gal does not work or provide services to a company in direct competition with the Company; (c) accelerate the vesting of 88,259 outstanding unvested options to purchase Common Stock, at an exercise price per share equal to $6.25, held by Mr. Gal as of the Gal Effective Date; (d) extend the term of all outstanding options (vested and unvested) held by Mr. Gal to be exercisable for five years from the Gal Effective Date; and (e) grant Mr. Gal an option to purchase up to 300,000 shares of Common Stock of the Company having an exercise price per share equal to $4.50 and an option to purchase up to an additional 50,000 shares of common stock of the Company having an exercise price per share equal to $7.75 (collectively, the “Options”). The Options vest monthly over a 24 months period following the date of grant.

Effective April 7, 2017, the Company entered into an amendment to the employment agreement (the “Graham Employment Amendment”) with John Graham, whom the Company appointed as Chief Executive Officer on March 20, 2017, to modify the base compensation provision and the equity compensation provision under that certain Employment Agreement, dated March 20, 2017 (the “Graham Effective Date”), by and between the Company and Mr. Graham.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 8	–	SUBSEQUENT EVENTS (cont.)

Pursuant to the terms of the Graham Employment Amendment, (a) Mr. Graham’s base compensation was modified such that he receives a base salary of $500,000 per year, as well as a one-time payment of $375,000 paid to Mr. Graham upon commencement of Mr. Graham’s employment with the Company, and (b) the vesting periods of Mr. Graham’s options to purchase Common Stock were modified whereby (1) 307,754 shares of Common Stock underlying Mr. Graham’s option to purchase Common Stock at an exercise price of $4.50 per share (the “$4.50 Options”) vested immediately, (2) 923,262 of the $4.50 Options shall vest on the six month anniversary of the Graham Effective Date, and (3) the remaining 442,980 of the $4.50 Options as well as Mr. Graham’s remaining unvested options granted pursuant to the Graham Employment Amendment shall vest on the two (2) year anniversary of the Graham Effective Date.

Effective April 7, 2017, Integrity Israel entered into an amended and restated personal employment agreement (the “Malka Employment Agreement”) with David Malka for his continued service as Vice President of Operations of the Company and Integrity Israel, effective as of March 20, 2017 (the “Malka Effective Date”).  Pursuant to the terms of the Malka Employment Agreement, Mr. Malka (a) receives a base monthly salary of NIS 20,000 (approximately $5,480 based on an exchange rate of 3.65 NIS / 1 USD in effect on April 7, 2017), which may increase to NIS 35,000 per month (approximately $9,590 using the same exchange rate) in the event certain performance milestones are met (the “Malka Base Salary”); (b) will be eligible to earn an annual performance bonus between 420-864% of the Malka Base Salary, subject to certain performance criteria to be established by the Board of Directors within the first ninety (90) days of each fiscal year; (c) will be eligible to earn a retention bonus equal to 60% of the aggregate Malka Base Salary earned through the one-year anniversary of the Malka Effective Date, payable thirty days following the one-year anniversary of the Malka Effective Date and provided that Mr. Malka remains employed with Integrity Israel through and on the one-year anniversary of the Malka Effective Date; (d) received a modification to the terms of his option to purchase Common Stock at an exercise price per share equal to $6.25 whereby the unvested portion of such options will accelerate and will be immediately exercisable, effective as of the Malka Effective Date; and (e) received certain additional equity awards (pursuant to the Company’s 2010 Incentive Compensation Plan, as amended) under the terms and conditions as set forth in the Malka Employment Agreement.  In addition, the Malka Employment Agreement provides for the payment of certain social benefits and the use of a company car.  The Malka Employment Agreement is terminable by Integrity Israel and Mr. Malka on 90 days’ prior written notice (the “Malka Notice Period”), without Cause, or immediately by Integrity Israel for Cause (as defined in the Malka Employment Agreement). Integrity Israel may terminate Mr. Malka’s employment without Cause prior to the expiration of the Malka Notice Period, but will be required to pay Mr. Malka a severance fee equal to the Malka Base Salary plus the financial value of all other benefits Mr. Malka would have been entitled to receive in respect of the portion of the Malka Notice Period which was forfeited.

On April 7, 2017, the Board of Directors approved an amendment to the 2010 Incentive Compensation Plan of the Company (the “Plan”) to increase the number of shares of the Company’s Common Stock reserved for issuance under the Plan from 1,000,000 shares to 5,625,000 shares.

On May 4, 2017, the Board of Directors, unanimously voted to appoint Angela Strand, a member of the Board of Directors, as the interim Chief Strategy Officer of the Company, effective as of May 1, 2017 through September 30, 2017 (the “Term”).

On May 5, 2017, the Company entered into a letter agreement (the “Strand Employment Agreement”) with Ms. Strand confirming her appointment as interim Chief Strategy Officer of the Company during the Term.  Pursuant to the terms of the Strand Employment Agreement, Ms. Strand will receive compensation of $150,000 for the Term, paid monthly on the schedule mutually agreed upon by the parties.

INTEGRITY APPLICATIONS, INC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies and prospects. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements regarding our future activities, events or developments, including such things as future revenues, capital raising and financing, product development, clinical trials, regulatory approval, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, projected performance and trends, and other such matters, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “may,” “will,” “could,” “would,” “should” and other similar words and phrases, are intended to identify forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. These statements relate only to events as of the date on which the statements are made and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. All of the forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially. Risks and uncertainties, the occurrence of which could adversely affect our business, include the risks identified under the caption “Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2016. The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Overview

Integrity is a medical device company focused on the design, development and commercialization of non-invasive glucose monitoring devices for use by people with diabetes and pre-diabetics. Integrity Israel was founded in 2001 with a mission to develop, produce and market non-invasive glucose monitors for home use by diabetics. We have developed a non-invasive glucose monitor, the GlucoTrack® model DF-F glucose monitoring device, which is designed to help people with diabetes and individuals with pre-diabetics obtain glucose level readings without the pain, inconvenience, cost and difficulty of conventional (invasive) spot finger stick devices. The GlucoTrack® model DF-F utilizes a patented combination of ultrasound, electromagnetic and thermal technologies to obtain glucose measurements in less than one minute via a small sensor that is clipped onto one’s earlobe and connected to a small, handheld control and display unit, all without drawing blood or interstitial fluid.

In June 2013, we received initial CE Mark (marking the Company’s declaration that the product meets the requirements of the applicable European Union directives) approval for the GlucoTrack® model DF-F non-invasive glucose monitoring device from DEKRA Certification B.V., our European notified body (the “Notified Body”). This original approval required that the device be re-calibrated every 30 days, with each such re- calibration taking between 2.5 and 3 hours to complete. In March 2014, we received CE Mark approval for six months’ calibration validity of the same device. This approval eliminates the need for monthly re-calibrations, and enables the calibration process to be conducted only when the sensor is replaced, once every 6 months. We believe that this is a significant feature of the GlucoTrack® model DF-F. Receipt of the CE Mark allows us to market and sell the GlucoTrack® model DF-F glucose monitoring device in European Union (“EU”) member countries that have adopted the European Medical Device Directive (the “MDD”) without being subject to additional national regulations with regard to demonstration of performance and safety. However, although the MDD is applicable throughout the EU, in practice it does not ensure uniform regulation throughout the EU. Accordingly, member countries may apply and enforce the MDD’s terms differently, and certain EU member countries may request or require performance and/or safety data in addition to the MDD’s requirements from time to time, on a case-by-case basis. The CE Mark also permits the sale in countries that have an MDD Mutual Recognition Agreement with the EU.

INTEGRITY APPLICATIONS, INC.

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

The GlucoTrack® model DF-F has not yet been approved for commercial sale in the United States. On August 10, 2015, we submitted pre- submission documents to the U.S. Food and Drug Administration (the “FDA”) in connection with our proposed future application for FDA approval of our U.S. clinical trial protocol. The pre-submission documentation was submitted to the FDA in order to obtain the FDA’s guidance regarding the U.S. regulatory pathway for the GlucoTrack® model DF-F, the proper approach to refining the trial protocol and preparing the pre-marketing application. On October 19, 2015, we met with the FDA to discuss the pre-submission documents, including the approach to and details of the clinical trial protocol for the GlucoTrack® model DF-F. On May 10, 2016, we submitted a pre-submission supplement (including clinical trial protocol) to the FDA which reflects the feedback received from the FDA at our October 2015 meeting. On July 18, 2016, we completed a teleconference with the FDA to further discuss our pre-submission supplement. At the end of this discussion, we received verbal confirmation from the FDA that clinical trials of the GlucoTrack® model DF-F constitute non-significant risk device studies, which allows the trials to proceed without an Investigational Device Exemption (IDE) application. Such trials are assessed by the FDA and not considered to present a potential for serious risk to the health, safety or the welfare of subjects. We have identified and are currently negotiating agreements with two diabetes and endocrinology institutions in the United States, as well as prominent endocrinologists to conduct the clinical trials as primary investigators. Subject to finalizing these agreements and raising adequate financing to do so, we expect to begin clinical trials in the United States in the second half of 2017.

We are continuing to work to improve certain features of the GlucoTrack® model DF-F, such as further simplifying the calibration process and improving the accuracy of the device. Clinical trials conducted recently in Germany by Pfutzner Science & Health Institute, GmbH, headed by Prof. Dr. Andreas Pfutzner, on subjects with Type 2 diabetes and pre-diabetics, as well as at Soroka University Medical Center, Beer-Sheva, Israel, demonstrated favorable results, which were presented on November 10, 2016 by the Company at the 16th annual Diabetes Technology Meeting (DTM), Bethesda, MD in an invited presentation. Most notably, the presentation included data validating that GlucoTrack’s accuracy has increased significantly. Results from the trials show 99.7% of the study data points within the clinically accepted A and B zones of the Consensus Error Grid (Type 2), 99.3% of the study data points were within the clinically accepted A and B zones of the Clarke Error Grid, 17.0% Mean Absolute Relative Difference, and 12.9% Median Absolute Relative Difference. In addition, the German trial concluded that the data confirms the performance of the GlucoTrack® among its intended users, including pre-diabetic patients.

INTEGRITY APPLICATIONS, INC.

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

Based on input from our local distributors and regulatory consultants, we estimate that we could complete the local regulatory approval review process in China during 2017. However, we have been informed that the local regulatory body in China (the CFDA) has now required that we conduct additional trials before they determine whether or not to approve the device to be marketed. Due to these developments, we now anticipate that the regulatory review process in China will take an additional 12 to 18 months, and potentially longer if the results of the additional trials are not satisfactory to the local regulatory body or such regulatory body imposes additional requirements for approval.

The territories covered by our signed distribution agreements currently represent a potential market opportunity of up to approximately 141 million diagnosed diabetics (inclusive of both Type 1 and Type 2 diabetes patients). This represents approximately 34% of the potential worldwide market of approximately 414 million people, based on estimates included in the International Diabetes Federation’s (IDF) Diabetes Atlas, 7th edition, 2015. Of these territories, the territories in which the GlucoTrack® model DF-F has been approved for sale currently represent a potential market opportunity of up to approximately 23 million diagnosed diabetics (inclusive of both Type 1 and Type 2 diabetes patients), or 5.6% of the potential worldwide market. While we do not have reliable statistics that bifurcate the market opportunity among Type 1 and Type 2 diabetics, we believe that on average approximately 87% of all people suffering from diabetes have Type 2 diabetes. Apart from the diagnosed patients, approximately 192 million people are estimated to suffer from diabetes that has not yet been diagnosed. Based on estimates included in the International Diabetes Federation’s (IDF) Diabetes Atlas, 7th edition, 2015, the market opportunity for undiagnosed diabetics is 71 million people in the territories covered by our signed distribution agreements, of which 11 million people are in the territories in which the GlucoTrack® model DF-F has been approved for sale. Based on the IDF Diabetes Atlas, 7th edition, 2015 the world prevalence of pre-diabetics was 6.4% of the worldwide population, while the prevalence of diagnosed people with diabetes was 7.7%.

INTEGRITY APPLICATIONS, INC.

We do not own commercial manufacturing facilities and do not intend to build commercial manufacturing facilities of our own in the foreseeable future. We currently utilize a third-party manufacturer in Israel to manufacture the GlucoTrack® model DF-F. In July 2014, we entered into a manufacturing agreement with Wistron Corp. (“Wistron”), a Taiwanese entity and the manufacturing arm of Acer Inc. Pursuant to such agreement, Wistron has agreed to mass produce and service, on a non-exclusive basis, the GlucoTrack® model DF-F and any future products, if any, introduced by us. Pursuant to such agreement, Wistron has also agreed to provide full turn-key manufacturing services for the GlucoTrack® model DF- F, including components procurement, unit assembly, device integration, testing, packaging and delivery to customers (distributors). In November 2015, we sent a delegation to Wistron’s main production facility in Taiwan to, among other things, inspect the readiness of Wistron’s production line for the GlucoTrack® model DF-F. Wistron has produced a small pilot batch and recently produced a second pilot batch of the GlucoTrack® model DF-F device. A GMP (Good Manufacturing Practice) audit by the local regulatory authorities in Taiwan was conducted in September 2016 and successfully completed. The production line for the GlucoTrack® model DF-F is now ready and we expect to receive an official clearance from the Taiwanese authorities shortly. We intend to utilize the services of both Wistron and the Israeli third-party manufacturer to produce the GlucoTrack® model DF-F.

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

INTEGRITY APPLICATIONS, INC.

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

In addition to the improvements to the GlucoTrack® model DF-F described previously, we have also continued to work on additional incremental improvements to the device and the development of new devices and, subject to our raising sufficient funds to do so, intend to continue these efforts throughout 2017.

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

In February 2017, the Company presented at the 10th International Conference on Advanced Technologies & Treatments for Diabetes (ATTD 2017) in Paris, France. The Company presented key findings including (1) the latest generation GlucoTrack® algorithm, which compensates for the tissue-lagging effect relative to blood glucose changes post-meal intake, significantly improves GlucoTrack® accuracy at different post-prandial (post- meal) states, and equalizes accuracy for pre- and post-meal glucose readings; (2) GlucoTrack® clinical accuracy as measured by Consensus Error Grid (CEG) showed 100% of the pre-prandial readings in the A+B zones, and 98.2% of the post-prandial readings in the A+B zones; (3) GlucoTrack® Model DF-F demonstrates consistent glucose measurement repeatability between different GlucoTrack® devices and on each earlobe of the same subject; (4) the repeatability of different GlucoTrack® devices is similar at all tested glucose ranges and post-prandial time periods; and (5) the GlucoTrack® mean precision absolute relative difference (PARD) of 8.2% is equivalent or better than the independently reported PARD values of commercially available continuous glucose monitoring systems.

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

INTEGRITY APPLICATIONS, INC.

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

We have five members on our Board of Directors, three of whom are independent. The Board of Directors has a Compensation Committee and a Nominating and Corporate Governance Committee, both consisting solely of independent directors. We are continuing to consider expansion of the Board of Directors and the establishment of additional appropriate Board of Directors committees to support the Company.

We have expanded our advisory board to include renowned key opinion leaders, in order to support the Company’s global clinical, regulatory and commercialization efforts. The advisory board now comprises seven experts: Prof. Dr. Lutz Heinemann (Chairman): CEO, Science & Co, Düsseldorf, Germany; Prof. Irl B. Hirsch: University of Washington, School of Medicine, WA, USA; Prof. Dr. Michael Heise: University of Applied Science of South-Westphalia, Iserlohn, Germany; Prof. Jan Bolinder: Professor of Clinical Diabetes Research at the Department of Medicine, Huddinge, Sweden; Prof. Katharine Barnard: Health Psychologist, Bournemouth University, Faculty of Health and Social Science, England; Dr. Barry H. Ginsberg: Diabetes Consultant, DMTC, NJ, USA; and Avner Gal, co-founder and former CEO of the Company.

We have not yet generated any material revenues from our operations and, as of March 31, 2017, have incurred an accumulated deficit of $38,501,218, stockholders’ deficit of $12,268,630 and negative operating cash flows. We currently have no material sources of recurring revenue and therefore are dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, substantial doubt exists regarding our ability to continue as a going concern.

Recent Developments

During the three-month period ended March 31, 2017 we raised funds in an aggregate amount of approximately $2.6 million (net of related cash expenses) from the issuance in two separate closings of 2,963.9 units (the “Series C Units”), each consisting of (a) one share of our newly designated Series C 5.5% Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), convertible into shares of our common stock, par value $0.001 per share (“Common Stock”), at an initial conversion price of $4.50 per share, (b) a five year warrant to purchase, at an exercise price of $4.50 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series C Preferred Stock (each a “Series C-1 Warrant”) and (c) a five year warrant to purchase, at an exercise price of $7.75 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series C Preferred Stock (each a “Series C-2 Warrant” and, together with the Series C-1 Warrants, collectively, the “Series C Warrants”). As previously disclosed, during the period between April 2016 and March 2017, the Company raised funds in an aggregate amount of approximately $7.56 million (net of related cash expenses) through the issuance of 8,792.8 Series C Units in nine separate closings. As of March 31, 2017, the shares of Series C Preferred Stock comprising the Series C Units are convertible into an aggregate of 1,953,956 shares of Common Stock, and the Series C Warrants comprising the Series C Units are exercisable for an aggregate of 3,907,911 shares of Common Stock, in each case subject to adjustments in certain circumstances.

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with Andrew Garrett, Inc. (“AGI”), the placement agent for the offering of the Series C Units, at the initial closing of the sale of the Series C Units we paid AGI, as a commission, an amount equal to 6% of the aggregate sales price of the Series C Units, plus 4% of the aggregate sales price as a management fee plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series C Units. At each of the second, third, fourth, fifth, sixth, seventh, eighth and ninth closings of the sale of the Series C Units, we paid AGI, as a commission, an amount equal to 10% of the aggregate sales price of the Series C Units sold in such closing, plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series C Units sold in such closing. In addition, pursuant to the Placement Agent Agreement, we are required to issue to AGI: (a) 5 year warrants to purchase up to 390,798 shares of Common Stock at an exercise price of $4.50 per share and (b) 5 year warrants to purchase up to 195,398 shares of Common Stock at an exercise price of $7.75 per share.

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

Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements appearing in our annual report on Form 10-K for the year ended December 31, 2016. Our management believes that, as for the financial statements for the periods included in this report, the going concern assessment and assumptions relate to (i) the fair value estimate of the Warrants with down-round protection, (ii) the allocation of the proceeds and the related issuance costs of the Series C Units, is a critical accounting policy. However, due to the early stage of operations of the Company, there are no other accounting policies that are considered to be critical accounting policies by management.

INTEGRITY APPLICATIONS, INC.

Going Concern Uncertainty

The development and commercialization of our product will require substantial expenditures. We have not yet generated any material revenues and have incurred a substantial accumulated deficit and negative operating cash flows. We currently have no sources of recurring revenue and are therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. Management’s plans concerning these matters are described in Note 1B to our annual report on Form 10-K for the year ended December 31, 2016. (see also Note 1B to our interim financial statements for the period ended March 31, 2017) As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recently Issued Accounting Pronouncements

1.	Accounting Standards Update 2014-09, “Revenue from Contracts with Customers”

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09").

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

During 2016, the FASB issued several Accounting Standards Updates (“ASUs”) that focus on certain implementation issues of the new revenue recognition guidance including Narrow-Scope Improvements, Practical Expedients and technical corrections.

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

The Company intends to adopt ASU 2014-09 as of January 1, 2018.

The Company is in the process of evaluating the impact of ASU 2014-09 on its revenue streams and selling contracts, if any, and on its financial reporting and disclosures. Management is expecting to complete the evaluation of the impact of the accounting and disclosure changes on the business processes, controls and systems during 2017.

Since the company did not report significant revenues, management believes that the adoption of ASU 2014-09 will not have a significant impact on its consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

2.	Accounting Standards Update 2015-11, “Simplifying the Measurement of Inventory”

Effective January 1, 2017, the Group adopted ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330) ("ASU 2015- 11").

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

The adoption of ASU 2015-11 did not have a significant effect on the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the three-month period ended March 31, 2017 compared with the same period ended March 31, 2016. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Revenues

During the three-month period ended March 31, 2017, we had revenues of $96,237 from orders for our GlucoTrack® model DF-F glucose monitoring device and personal ear-clip (“PEC”) that are replaced every six months, as compared with $89,147 for the prior-year period. There was no material change in revenues between the two periods.

We recognize revenues from sales of the GlucoTrack® model DF-F and PECs when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed and determinable, collectability is reasonably assured and no further obligations exist.

Research and development expenses

Research and development expenses were $581,539 for the three-month period ended March 31, 2017, as compared to $579,495 for the prior-year period. There was no material change in research and development expenses between the two periods.

Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, travel expenses, clinical trials and other expenses. Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect research and development expenses to increase during the remainder of 2017 and beyond, primarily due to hiring additional personnel and developing our product line, as well as improvement of the GlucoTrack® model DF-F; however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs including the FDA registration process, specific requirements from customers, development of new GlucoTrack® models and others.

Selling and marketing expenses

Selling and marketing expenses were $236,939 for the three-month period ended March 31, 2017, as compared to $313,395 for the prior-year period. The decrease is attributable to higher professional fees incurred during 2016 primarily due to the engagement during the second quarter of 2015 of the marketing firm Ogilvy CommonHealth (Paris). This engagement ended during the fourth quarter of 2016.

Selling and marketing expenses consist primarily of salaries, travel expenses and other related expenses. Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect selling and marketing expenses to increase during the remainder of 2017 and beyond as we continue our focus on marketing and sales of the GlucoTrack® model DF-F; however, we may adjust or allocate the level of our marketing based on available financial resources and based on our commercial needs including the FDA registration process, specific requirements from customers, development of new GlucoTrack® models and others.

General and administrative expenses

General and administrative expenses were $1,877,359 for the three-month period ended March 31, 2017, as compared to $460,654 for the prior-year period. The increase is primarily attributable to severance paid to our former Chairman and CEO and former CFO of approximately $162,000. In addition, the increase is attributable to a one time signing bonus of $412,500 including employer payroll taxes and stock based compensation in the amount of approximately $303,000 paid to our new Chairman and CEO, recruiting fees of $295,000 and the related professional fees associated with the changes in management. The company also incurred approximately $154,000 related to stock based compensation and fees paid to our board members.

INTEGRITY APPLICATIONS, INC.

General and administrative expenses consist primarily of professional services, salaries, travel expenses and other related expenses for executive, finance and administrative personnel, including stock-based compensation expenses. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services. Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect selling, general and administrative expenses to increase during the remainder of 2017 and beyond.

Financing income, net

Financing income, net was $69,275 for the three-month period ended March 31, 2017, as compared to $37,633 for the prior-year period. The change is primarily attributable to changes in fair market value adjustments relating to our Warrants with down-round protection. In accordance with U.S. GAAP, we mark the warrants to market on a quarterly basis based on the fair value estimate derived by using a binomial pricing model, with the changes in fair value recognized as finance expense or income, as applicable, in our consolidated statement of operations. The decrease in the estimated fair value of our Warrants with down-round protection during the three-month period ended March 31, 2017 and 2016 amounted to $84,099 and $43,510, respectively, resulting primarily from the decrease in the expected term of Warrants and the changes in the estimated expected volatility.

Net Loss

Net loss was $2,530,325 for the three-month period ended March 31, 2017, as compared to $1,226,764 for the prior-year period. The increase in net loss is attributable primarily to the increase in our general and administrative expenses, as described above.

Liquidity and Capital Resources

As of March 31, 2017, cash on hand was approximately $1,639,000. During the first quarter of 2017 we received aggregate net proceeds of approximately $2.6 million (net of related cash expenses) from the issuance and sale of Series C Units. During the first quarter of 2017, we did not collect a material amount in cash proceeds from the fulfillment of orders for our improved GlucoTrack® model DF-F. While we expect to generate additional cash from sales, we do not anticipate that our income from operations will be sufficient to sustain our operations in the next 12 months. Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents will enable us to operate for a period of less than six months from the date of this report. In order to fund our anticipated liquidity needs beyond such period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need to raise additional capital.

We have a credit line with Bank HaPoalim of NIS 150,000 (approximately $41,322 based on the exchange rate of 3.63 NIS/dollar as of March 31, 2017). Borrowings under the line of credit are secured by our funds on deposit with the bank at the time of borrowing, which generally must be sufficient to cover the principal amount of the borrowings in full.

Messrs. Avner Gal and Zvi Cohen collectively loaned Integrity Israel NIS 176,000 ($48,485 based on the same exchange rate) on May 15, 2002 pursuant to a board approval. Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned Integrity Israel NIS 336,300 ($92,645 based on the same exchange rate) on March 16, 2004. These loans are not required to be repaid until the first year in which we realize profits in our annual statement of operations (accounting profit). At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales in the relevant quarter, beginning on the quarter following the first year in which we realize profits in our annual statement of operations. The total amount to be repaid by us to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to us, plus an amount equal to the product of the amount of each payment made by us in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment. However, notwithstanding the above-mentioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital. Our Board of Directors is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

INTEGRITY APPLICATIONS, INC.

Integrity Israel is required to pay royalties to the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of the State of Israel at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the development plan up to an amount equal to $93,300, plus interest at LIBOR from the date of grant. As of March 31, 2017, the contingent liability with respect to royalty payment on future sales equaled approximately $51,862, excluding interest.

Net Cash Used in Operating Activities for the Three-Month Periods Ended March 31, 2017 and March 31, 2016

Net cash used in operating activities was $1,146,113 and $486,381 for the three-month periods ended March 31, 2017 and 2016, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of $2,530,325 and $1,226,764, respectively, increased by non-cash changes in fair value of Warrants with down-round protection of $84,099 and $43,510, respectively and partially offset by the decrease of $374,180 related to stock-based compensation as described above in general and administrative expenses. Net cash used in operating activities was also partially offset by changes in operating assets and liabilities in the amounts of $1,079,118 and $772,703, respectively. The increase in operating assets and liabilities during the three-month period ended March 31, 2017 resulted primarily from increase in our current liabilities as a result of deferral of the payment of the one-time signing bonus to our new Chairman and CEO which we intend to pay upon the last closing of the Series C Units.

Net Cash Used in Investing Activities for the Three-Month Periods Ended March 31, 2017 and March 31, 2016

Net cash used in investing activities was $1,477 and $23,955 for the three-month periods ended March 31, 2017, and 2016, respectively, and was used to purchase equipment (such as computers, R&D and office equipment).

Net Cash Provided by Financing Activities for the Three-Month Periods Ended March 31, 2017 and March 31, 2016

Net cash provided by financing activities was $2,599,071 and $27,388 for the three-month period ended March 31, 2017 and 2016, respectively. Cash provided by financing activities for the three-month period ended March 31, 2017 reflected net capital raised from the issuance of Series C Units. Cash used in financing activities for the three-month period ended March 31, 2016 resulted from the withdrawal of funds under our line of credit with Bank HaPoalim.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

INTEGRITY APPLICATIONS, INC.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INTEGRITY APPLICATIONS, INC.

PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Common Stock Pursuant to Consulting Agreements

On March 20, 2017, we issued 13,334 shares of Common Stock, valued at $60,000, to Strand Strategy, a healthcare consulting firm (“Strand Strategy”), as partial consideration for Strand Strategy’s services as an independent contractor on a temporary basis.  The founder and managing director of Strand Strategy, Angela Strand, is Vice Chairperson of the Board of Directors, is a member of the Compensation Committee and Chairperson of the Nominating and Corporate Governance Committee of the Board of Directors.

Additionally, on March 20, 2017, we issued 4,445 shares of Common Stock valued at $20,000 to Angela Strand as consideration for her services as Vice Chairperson of the Board of Directors.

On March 20, 2017, we issued 3,334 shares of Common Stock, valued at $15,000, to Leslie Seff, an independent member of the Board of Directors, as consideration for the consulting services provided by Mr. Seff to the Company for the month of March, 2017.

The shares of Common Stock issued to Strand Strategy, Angela Strand and Leslie Seff were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuance of Non-Qualified Stock Options to Employee

On March 20, 2017, we issued a ten-year non-qualified stock option to John Graham, our Chief Executive Officer and Chairman of the Board, for the purchase of 1,673,996 shares of Common Stock at an exercise price of $4.50 per share, vesting as follows: (i) 307,754 shares vest on the issuance date; (ii) 923,262 shares vest on the six-month anniversary of the issuance date; and (iii) 442,980 shares vest on the two-year anniversary of the issuance date.

Also on March 20, 2017, we issued (i) a ten-year non-qualified stock option to John Graham for the purchase of 559,414 shares of Common Stock at an exercise price of $5.41 per share, vesting in full on the two-year anniversary of the issuance date, and (ii) a ten year non-qualified stock option to John Graham for the purchase of 844,130 shares of Common Stock at an exercise price of $7.75 per share, vesting in full on the two-year anniversary of the issuance date.

INTEGRITY APPLICATIONS, INC.

Item 6.    Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
3.3	Bylaws of Integrity Applications, Inc. (1)
3.4	Certificate of Designation of Preferences and Rights of Series A 5% Convertible Preferred Stock (2)
3.5	Certificate of Designation of Preferences and Rights of Series B 5.5% Convertible Preferred Stock (3)
3.6	Certificate of Designation of Preferences and Rights of Series C 5.5% Convertible Preferred Stock (4)
4.1	Form of Securities Purchase Agreement (4)
4.2	Form of Series C-1 Common Stock Purchase Warrant (4)
4.3	Form of Series C-2 Common Stock Purchase Warrant (4)
4.4	Form of Registration Rights Agreement (4)
10.1	Amended and Restated Consulting Agreement, dated as of February 6, 2017, between Integrity Applications, Inc. and Strand Strategy (5)
10.2 *	Personal Employment Agreement, dated as of February 1, 2017, between A.D. Integrity Applications Ltd. and Sami Sassoun (5)
10.3 *	Personal Employment Agreement, dated as of March 20, 2017, between Integrity Applications, Inc. and John Graham (5)
10.4 *	Letter Agreement, effective as of April 7, 2017, among Integrity Applications, Inc., A.D. Integrity Applications Ltd., and Avner Gal (6)
10.5 *	First Amendment to Employment Agreement, effective as of April 7, 2017, between Integrity Applications, Inc. and John Graham (6)
10.6 *	Amended and Restated Personal Employment Agreement, effective as of April 7, 2017, between A.D. Integrity Applications Ltd. and David Malka (6)
10.7 *	Amendment No. 2 to Integrity Applications, Inc. 2010 Incentive Compensation Plan (6)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (7)
101.SCH	XBRL Schema Document (7)
101.CAL	XBRL Calculation Linkbase Document (7)
101.LAB	XBRL Label Linkbase Document (7)
101.PRE	XBRL Presentation Linkbase Document (7)
101.DEF	XBRL Definition Linkbase Document (7)

—————————————
(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on August 22, 2011, which exhibit is incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 18, 2013, which exhibit is incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on September 5, 2014, which exhibit is incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 14, 2016, which exhibit is incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2017, which exhibit is incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 13, 2017, which exhibit is incorporated herein by reference.

(7)
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

INTEGRITY APPLICATIONS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2017

INTEGRITY APPLICATIONS, INC.
By:	/s/ John Graham
Name:	John Graham
Title	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Sami Sassoun
Name:	Sami Sassoun
Title	Chief Financial Officer (Principal Accounting Officer)

INTEGRITY APPLICATIONS, INC.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
3.3	Bylaws of Integrity Applications, Inc. (1)
3.4	Certificate of Designation of Preferences and Rights of Series A 5% Convertible Preferred Stock (2)
3.5	Certificate of Designation of Preferences and Rights of Series B 5.5% Convertible Preferred Stock (3)
3.6	Certificate of Designation of Preferences and Rights of Series C 5.5% Convertible Preferred Stock (4)
4.1	Form of Securities Purchase Agreement (4)
4.2	Form of Series C-1 Common Stock Purchase Warrant (4)
4.3	Form of Series C-2 Common Stock Purchase Warrant (4)
4.4	Form of Registration Rights Agreement (4)
10.1	Amended and Restated Consulting Agreement, dated as of February 6, 2017, between Integrity Applications, Inc. and Strand Strategy (5)
10.2 *	Personal Employment Agreement, dated as of February 1, 2017, between A.D. Integrity Applications Ltd. and Sami Sassoun (5)
10.3 *	Personal Employment Agreement, dated as of March 20, 2017, between Integrity Applications, Inc. and John Graham (5)
10.4 *	Letter Agreement, effective as of April 7, 2017, among Integrity Applications, Inc., A.D. Integrity Applications Ltd., and Avner Gal (6)
10.5 *	First Amendment to Employment Agreement, effective as of April 7, 2017, between Integrity Applications, Inc. and John Graham (6)
10.6 *	Amended and Restated Personal Employment Agreement, effective as of April 7, 2017, between A.D. Integrity Applications Ltd. and David Malka (6)
10.7 *	Amendment No. 2 to Integrity Applications, Inc. 2010 Incentive Compensation Plan (6)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (7)
101.SCH	XBRL Schema Document (7)
101.CAL	XBRL Calculation Linkbase Document (7)
101.LAB	XBRL Label Linkbase Document (7)
101.PRE	XBRL Presentation Linkbase Document (7)
101.DEF	XBRL Definition Linkbase Document (7)

—————————————
(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on August 22, 2011, which exhibit is incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 18, 2013, which exhibit is incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on September 5, 2014, which exhibit is incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 14, 2016, which exhibit is incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2017, which exhibit is incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 13, 2017, which exhibit is incorporated herein by reference.

(7)
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