Form 10-Q
period 2017-06-30
Integrity Applications, Inc.
filed 2017-08-14
CIK 1506983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
Form 10-Q
———————————
(Mark One)
☒          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2017

OR

☐          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from ________ to________.

Commission file number:  000-54785

———————————
INTEGRITY APPLICATIONS, INC.
(Exact name of Registrant as Specified in Its Charter)

———————————

Delaware (State or Other Jurisdiction of Incorporation or Organization)	98-0668934 (I.R.S. Employer Identification No.)

19 Ha’Yahalomim Street P.O. Box 12163 Ashdod, Israel L3 7760049
(Address of Principal Executive Offices) (Zip Code)

Telephone:  972 (8) 675-7878
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

 Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes ☒  No  ☐

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

Yes ☐  No ☒

As of August 15, 2017, 6,381,149 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

INTEGRITY APPLICATIONS, INC.

TABLE OF CONTENTS

INTEGRITY APPLICATIONS, INC.

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	June 30, 2017	December 31, 2016
	(unaudited)
A S S E T S
Current Assets
Cash and cash equivalents	1,132,622	148,836
Accounts receivable, net	130,296	92,061
Inventories	1,508,312	1,419,604
Other current assets	157,868	356,994
Total current assets	2,929,098	2,017,495
Property and Equipment, Net	235,230	240,452
Long-Term Restricted Cash	39,234	35,673
Funds in Respect of Employee Rights Upon Retirement	184,031	167,326
Total assets	3,387,593	2,460,946
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	1,789,026	1,634,642
Other current liabilities	957,436	713,549
Total current liabilities	2,746,462	2,348,191
Long-Term Liabilities
Long-Term Loans from Stockholders	178,186	162,034
Liability for Employee Rights Upon Retirement	184,030	176,719
Warrants with down-round protection	764,545	681,970
Total long-term liabilities	1,126,761	1,020,723
Total liabilities	3,873,223	3,368,914
Temporary Equity
Convertible Preferred Stock of $ 0.001 par value (“Preferred Stock”):
10,000,000 shares of Preferred Stock authorized as of June 30, 2017 and December 31, 2016; 376 shares of Series A Preferred Stock issued and outstanding as of June 30, 2017 and December 31, 2016	221,152	221,152
15,031 shares of Series B Preferred Stock issued and outstanding as of June 30, 2017 and December 31, 2016	6,715,844	6,715,844
11,004 and 5,829 shares of Series C Preferred Stock issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	5,943,451	3,104,466
Total temporary equity	12,880,447	10,041,462
Stockholders’ Deficit
Common Stock of $ 0.001 par value (“Common Stock”):
40,000,000 shares authorized as of June 30, 2017 and December 31, 2016; 6,381,149 and 6,026,527 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	6,384	6,028
Additional paid in capital	27,967,185	24,586,142
Accumulated other comprehensive income	127,012	62,576
Accumulated deficit	(41,466,658)	(35,604,176)
Total stockholders’ deficit	(13,366,077)	(10,949,430)
Total liabilities, temporary equity and stockholders’ deficit	3,387,593	2,460,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)
	Six-month period ended June 30,		Three-month period ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Revenues	104,981	470,878	8,744	381,731
Research and development expenses	1,198,363	1,531,396	616,824	880,696
Selling and marketing expenses	598,234	614,121	361,295	349,804
General and administrative expenses	3,556,078	1,173,188	1,678,719	734,661
Total operating expenses	5,352,675	3,318,705	2,656,838	1,965,161
Operating loss	5,247,694	2,847,827	2,648,094	1,583,430
Financing income (expenses), net	160,168	32,065	90,893	(5,568)
Loss for the period	5,087,526	2,815,762	2,557,201	1,588,998
Other comprehensive (income) loss:
Foreign currency translation loss (income)	(64,436)	30,039	(31,697)	8,063
Comprehensive loss for the period	5,023,090	2,845,801	2,525,504	1,597,061
Loss per share (Basic and Diluted)	(0.96)	(0.54)	(0.48)	(0.30)
Common shares used in computing loss per share (Basic and Diluted)	6,116,366	5,716,566	6,205,104	5,742,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	US dollars (except share data)
	(unaudited)
	Number of shares	Common Stock Amount	Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	Total Stockholders’ deficit
Balance as of January 1, 2017	6,026,527	6,028	24,586,142	62,576	(35,604,176)	(10,949,430)
Loss for the period of six months					(5,087,526)	(5,087,526)
Other comprehensive income				64,436		64,436
Amounts allocated to Series C-1 and Series C-2 Warrants, net			1,404,911			1,404,911
Stock dividend on Series C Preferred Stock	116,354	117	276,457		(276,574)
Stock dividend on Series B Preferred Stock	206,844	207	491,461		(491,668)
Cash dividend on Series A Preferred Stock					(6,714)	(6,714)
Stock-based compensation	31,424	32	1,208,214			1,208,246
Balance as of June 30, 2017	6,381,149	6,384	27,967,185	127,012	(41,466,658)	(13,366,077)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Six-month period ended June 30,
	2017	2016
	(unaudited)
Cash flows from operating activities:
Loss for the period	(5,087,526)	(2,815,762)
Adjustments to reconcile loss for the period to net cash used in operating activities:
Depreciation	33,024	27,980
Stock-based compensation	1,208,246	34,297
Remeasurement adjustment of warrants issued to placement agent		211,077
Change in the fair value of Warrants with down-round protection	(191,075)	(64,212)
Linkage difference on principal of loans from stockholders	26	(639)
Changes in assets and liabilities:
(Increase) in accounts receivable	(28,615)	(51,053)
Decrease in inventory	49,255	130,203
Decrease in other current assets	222,952	147,697
(Decrease) increase in accounts payable	26,829	(638,908)
Increase in other current liabilities	171,018	132,153
Decrease in liability for employee rights upon retirement	(10,148)	-
Net cash used in operating activities	(3,606,014)	(2,887,167)
Cash flows from investing activities:
Purchase of property and equipment	(4,849)	(46,397)
Net cash used in investing activities	(4,849)	(46,397)
Cash flows from financing activities:
Cash dividend on Series A Preferred Stock	2,686	(4,753)
Proceeds allocated to Series C Preferred Stock, net of cash issuance expenses	3,022,002	2,508,321
Proceeds allocated to Series C Warrants, net of cash issuance expenses	1,495,541	1,242,158
Net cash provided by financing activities	4,520,229	3,745,726
Effect of exchange rate changes on cash and cash equivalents	74,420	(15,329)
Increase in cash and cash equivalents	983,786	796,833
Cash and cash equivalents at beginning of the period	148,836	608,701
Cash and cash equivalents at end of the period	1,132,622	1,405,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

Supplementary information on financing activities not involving cash flows (unaudited):

During the six-month period ended June 30, 2017, $491,668 and $276,574, representing the fair value of the shares of Common Stock issued to owners of Series B Preferred Stock and owners of Series C Preferred Stock, respectively, were accounted for as stock dividends in the statement of changes in stockholders’ deficit and was charged to accumulated deficit against additional paid in capital and Common Stock therein.

During the three months ended June 30, 2017, the Company accrued a cash dividend in the amount of $4,700, in the aggregate, to be paid to holders of its Series A Preferred Stock and a stock dividend in the amount of $406,225, in the aggregate, representing the fair value of the shares of Common Stock to be issued to owners of Series B Preferred Stock and of Series C Preferred Stock, in lieu of cash dividends.  The Company paid such dividends, plus interest at a rate of 9% per annum, on August 4, 2017.

During the six-month period ended June 30, 2017, $273,650, representing the fair value of warrants issued as consideration for placement agent services, was accounted for as Warrants with down-round protection within long-term liabilities.  Of these direct issuance expenses, $90,633 was allocated to the Series C-1 and Series C-2 Warrants and was recorded as a reduction of additional paid in capital, and $183,017 was allocated to the Series C Preferred Stock and recorded as a reduction of temporary equity.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1   –          GENERAL

A.
Integrity Applications, Inc. (the “Company”) was incorporated on May 18, 2010 under the laws of the State of Delaware.  On July 15, 2010, Integrity Acquisition Corp. Ltd. (hereinafter:  “Integrity Acquisition”), a wholly owned Israeli subsidiary of the Company, which was established on May 23, 2010, completed a merger with A.D. Integrity Applications Ltd. (hereinafter:  “Integrity Israel”), an Israeli corporation that was previously held by the stockholders of the Company.  Pursuant to the merger, all equity holders of Integrity Israel received the same proportional ownership in the Company as they had in Integrity Israel prior to the merger.  Following the merger, Integrity Israel remained a wholly-owned subsidiary of the Company.  As the merger transaction constituted a structural reorganization, the merger has been accounted for at historical cost in a manner similar to a pooling of interests.  Integrity Israel was incorporated in 2001 and commenced its operations in 2002.  Integrity Israel, a medical device company, focuses on the design, development and commercialization of non-invasive glucose monitoring devices for use by people with diabetes and pre-diabetes.

B.	Going concern uncertainty

Since its incorporation, the Company did not conduct any material operations other than those carried out by Integrity Israel.  The development and commercialization of Integrity Israel’s product is expected to require substantial expenditures.  Integrity Israel and the Company (collectively, the “Group”) have not yet generated significant revenues from operations, and therefore they are dependent upon external sources for financing their operations.  As of June 30, 2017, the Group has incurred an accumulated deficit of $41,466,658, a stockholder’s deficit of $13,366,077 and negative operating cash flows.  Management considered the significance of such conditions in relation to the Group’s ability to meet its current and future obligations and determined that these conditions raise substantial doubt about the Group’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  To fund its operations the Company has raised funds through the issuance of (a) Series A units (the “Series A Units”) consisting of shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and detachable warrants to purchase shares of the Company’s Common Stock (the “Series A Warrants” or “Warrants with down-round protection”) and (b) Series B units (the “Series B Units”), each consisting of (i) one share of the Company’s designated Series B 5.5% Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), convertible into Common Stock at an initial conversion price of $5.80 per share, (ii) a five year warrant to purchase, at an exercise price of $5.80 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series B Preferred Stock (each a “Series B-1 Warrant”) and (iii) a five year warrant to purchase, at an exercise price of $10.00 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series B Preferred Stock (each a “Series B-2 Warrant” and, together with the Series B-1 Warrants, collectively, the “Series B Warrants”).  Additionally, during the period between April 2016 and June 2017, the Company raised funds in an aggregate amount of approximately $9.47 million (of which amount of approximately $4.52 million was raised during the six-month period ended June 30, 2017) (net of related cash expenses) through the issuance of 11,003.80 units (the “Series C Units”).  Each of the Series C Units consists of (a) one share of the Company’s designated Series C 5.5% Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), convertible into Common Stock at an initial conversion price of $4.50 per share, (b) a five‑year warrant to purchase, at an exercise price of $4.50 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series C Preferred Stock (each a “Series C-1 Warrant”) and (c) a five-year warrant to purchase, at an exercise price of $7.75 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series C Preferred Stock (each a “Series C-2 Warrant” and, together with the Series C-1 Warrants, collectively, the “Series C Warrants”), as described in further detail in Note 3.  See also Note 8 regarding issuance of additional Series C Units subsequent to the balance sheet date.

Until such time as the Group generates sufficient revenue to fund its operations (if ever), the Group plans to finance its operations through the sale of equity or equity-linked securities and/or debt securities and, to the extent available, short term and long-term loans.  There can be no assurance that the Group will succeed in obtaining the necessary financing to continue its operations as a going concern.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 1   –          GENERAL (cont.)

C.	Risk factors

As described in Note 1A and Note 1B above, the Group has a limited operating history and faces a number of risks and uncertainties, including risks and uncertainties regarding continuation of the development process, demand and market acceptance of the Group’s products, the effects of technological changes, competition and the development of products by competitors.  Additionally, other risk factors also exist, such as the ability to manage growth and the effect of planned expansion of operations on the Group’s future results and the availability of necessary financing.  In addition, the Group expects to continue incurring significant operating costs and losses in connection with the development of its products and marketing efforts.  The Group has not yet generated material revenues from its operations to fund its activities and therefore is dependent on the receipt of additional funding from its stockholders and/ or new investors in order to continue its operations.

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

The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any future period.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 2    –          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary.  Significant intercompany balances and transactions have been eliminated in consolidation.

B.	Warrants with down-round protection

The Company has determined its derivative warrant liability with respect to the remaining Series A Warrants and warrants issued to Andrew Garrett, Inc., (“AGI”) as part of the Series A Unit offering, the Series B Unit offering and the Series C Unit offering to be a Level 3 fair value measurement and has used the Binomial pricing model to calculate its fair value.  Because the warrants contain a down round protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations.

The changes in the fair value of the Level 3 liability are as follows (in US dollars):

	Warrants with down-round Protection June 30,
	2017	2016
	(unaudited)
Balance, Beginning of the period	681,970	321,695
Warrants issued as consideration for placement services	273,650	234,008
Amount classified out of stockholders’ deficit and presented as Warrants with down-round protection	-	341,662
Change in fair value Warrants with down-round protection	(191,075)	(64,212)
Balance, End of period	764,545	833,153

The key inputs used in the fair value calculations were as follows:

	June 30,
	2017	2016
Dividend yield (%)	-	-
Expected volatility (%) (*)	56.59	62.16
Risk free interest rate (%)	0.92	0.72-1.11
Expected term of options (years)	0.70-4.98	1.70-5.00
Exercise price (US dollars)	4.50, 7.75	4.50, 7.75
Share price (US dollars) (**)	2.38	2.38
Fair value (US dollars)	0.06-0.76	0.61

(*)
Due to the low trading volume of the Company’s Common Stock, the expected volatility was based on the historical volatility of the share price of other public companies that operate in the same industry sector as the Company.

(**)
The Common Stock price, per share reflects the Company’s management’s estimation of the fair value per share of Common Stock as of June 30, 2017 and 2016.  In reaching its estimation for such periods, management considered, among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series C Units (See Note 3).

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 2    –          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

C.	Recently issued accounting pronouncements

1.	Accounting Standards Update 2014-09, “Revenue from Contracts with Customers”

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).

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

Effective January 1, 2017, the Group adopted ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015- 11”).

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

The adoption of ASU 2015-11 did not have a significant effect on the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 2    –          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

3.	Accounting Standard Update (ASU) No. 2017-11, “Earnings Per Share”

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815):  (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”).

Among others, Part I of ASU 2017-11 simplifies the accounting for certain financial instruments with down round features, which is a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings.  Current accounting guidance creates cost and complexity for organizations that issue financial instruments with down round features by requiring, on an ongoing basis, fair value measurement of the entire instrument or conversion option.

ASU 2017-11 require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification.  Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity.

ASU 2017-11 also addresses navigational concerns within the FASB Accounting Standards Codification related to an indefinite deferral available to private companies.

The provisions of the new ASU related to down rounds are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (fiscal 2019 for the Company).  Early adoption is permitted for all entities.

The Company is evaluating the impact of ASU 2017-11 on its financial statements.  Although this process has not been completed, managements believes that its provisions might impact the accounting of the financial instruments issued by the Company that include down-round protection.

D.	Reclassified Amounts

Certain prior year amounts have been reclassified for consistency with the current year presentation.  These reclassifications did not have material effect on the reported results of operations, shareholder’s deficit or cash flows.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 3    –    RECENT EVENTS

1.
On April 7, 2017, the Board of Directors of the Company (the “Board”) approved an amendment to the 2010 Incentive Compensation Plan of the Company (the “Plan”) to increase the number of shares of the Company’s Common Stock reserved for issuance under the Plan from 1,000,000 shares to 5,625,000 shares.

2.
Effective April 7, 2017 (the “Gal Effective Date”), the Company and Integrity Israel entered into a letter agreement with Avner Gal whereby Mr. Gal separated from his employment and directorship at the Company to act as a part time consultant to the Company (the “Gal Agreement”).  Pursuant to the terms of the Gal Agreement, and as consideration for Mr. Gal’s separation from employment and services as a consultant, the Company agreed, among other things, to (a) pay Mr. Gal an amount equal to his Salary (as defined in the Gal Employment Agreement) and other financial benefits Mr. Gal was entitled to receive under the Employment Agreement entered into by and between Integrity Israel and Mr. Gal in October 2010 (the “Gal Employment Agreement”), that would have been paid to Mr. Gal during the Notice Period (as defined in the Gal Employment Agreement), in lieu of such prior notice; (b) modify the Adjustment Period, pursuant to section 19 of the Gal Employment Agreement, to 24 Salaries (as defined in the Gal Employment Agreement), including all the benefits mentioned in the Gal Employment Agreement, provided Mr. Gal does not work or provide services to a company in direct competition with the Company; (c) accelerate the vesting of 88,259 outstanding unvested options to purchase Common Stock, at an exercise price per share equal to $6.25, held by Mr. Gal as of the Gal Effective Date (since the original performance conditions were not expected to be satisfied as of the date of the modification of the terms, the fair value of such grant was measured based on the fair value of the modified award at the modification date; such amount was measured as approximately $51,000);  (d) extend the term of all outstanding options (vested and unvested) held by Mr. Gal to be exercisable for five years from the Gal Effective Date (with respect to all vested options, at the modification date the company recognized compensation cost in an amount equal to the excess amount of the fair value of the modified award as of the modification date over the fair value of the original award immediately); and (e) grant Mr. Gal an option to purchase up to 300,000 shares of Common Stock of the Company having an exercise price per share equal to $4.50 and an option to purchase up to an additional 50,000 shares of common stock of the Company having an exercise price per share equal to $7.75.  These options vest monthly over a 24 months period following the date of grant.

3.
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

4.
Pursuant to the terms of the Graham Employment Amendment, (a) Mr. Graham’s base compensation was modified such that he receives a base salary of $500,000 per year, as well as a one-time payment of $375,000 paid to Mr. Graham upon commencement of Mr. Graham’s employment with the Company which amount was recognized as an expense as of the employment commencement date, and (b) the vesting periods of Mr. Graham’s options to purchase Common Stock were modified whereby (1) 307,754 shares of Common Stock underlying Mr. Graham’s option to purchase Common Stock at an exercise price of $4.50 per share (the “$4.50 Options”) vested immediately, (2) 923,262 of the $4.50 Options vest on the six month anniversary of the Graham Effective Date, and (3) the remaining 442,980 of the $4.50 Options as well as Mr. Graham’s remaining unvested options granted pursuant to the Graham Employment Amendment vest on the two (2) year anniversary of the Graham Effective Date.

5.
Effective April 7, 2017, Integrity Israel entered into an amended and restated personal employment agreement (the “Malka Employment Agreement”) with David Malka for his continued service as Vice President of Operations of the Company and Integrity Israel, effective as of March 20, 2017 (the “Malka Effective Date”).  Pursuant to the terms of the Malka Employment Agreement, Mr. Malka (a) receives a base monthly salary of NIS 20,000 (approximately $5,508 based on an exchange rate of 3.63 NIS / 1 USD in effect on August 8, 2017), which may increase to NIS 35,000 per month (approximately $9.639 using the same exchange rate) in the event certain performance milestones are met (the “Malka Base Salary”); (b) is eligible to earn an annual performance bonus between 420-864% of the Malka Base Salary, subject to certain performance criteria to be established by the Board within the first ninety (90) days of each fiscal year; (c) is eligible to earn a retention bonus equal to 60% of the aggregate Malka Base Salary earned through the one-year anniversary of the Malka Effective Date, payable thirty days following the one-year anniversary of the Malka Effective Date and provided that Mr. Malka remains employed with Integrity Israel through and on the one-year anniversary of the Malka Effective Date; (d) received a modification to the terms of his option to purchase Common Stock at an exercise price per share equal to $6.25 whereby the unvested portion of such options will accelerate and will be immediately exercisable, effective as of the Malka Effective Date (since the original performance conditions were not expected to be satisfied as of the date of the modification of the terms, the fair value of such grant was measured based on the fair value of the modified award at the modification date);  and (e) received certain additional equity awards (pursuant to the Plan) under the terms and conditions as set forth in the Malka Employment Agreement.  In addition, the Malka Employment Agreement provides for the payment of certain social benefits and the use of a company car.  The Malka Employment Agreement is terminable by Integrity Israel and Mr. Malka on 90 days’ prior written notice (the “Malka Notice Period”), without Cause, or immediately by Integrity Israel for Cause (as defined in the Malka Employment Agreement).  Integrity Israel may terminate Mr. Malka’s employment without Cause prior to the expiration of the Malka Notice Period, but will be required to pay Mr. Malka a severance fee equal to the Malka Base Salary plus the financial value of all other benefits Mr. Malka would have been entitled to receive in respect of the portion of the Malka Notice Period which was forfeited.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 3    –    RECENT EVENTS (cont.)

On May 23, 2017, the Board approved the salary increase to NIS 35,000 per month pursuant to the Malka Employment Agreement, notwithstanding the foregoing performance goal requirement, as consideration for Mr. Malka’s continued service as Vice President of Operations of the Company and Integrity Israel.

6.
On May 4, 2017, the Board unanimously voted to appoint Angela Strand, a member of the Board, as the interim Chief Strategy Officer of the Company, effective as of May 1, 2017 through September 30, 2017. On May 5, 2017, the Company entered into a letter agreement (the “Strand Employment Agreement”) with Ms. Angela Strand confirming her appointment as interim Chief Strategy Officer of the Company.  Pursuant to the terms of the Strand Employment Agreement, Ms. Strand receives aggregate compensation of $150,000 for her service during the term of employment, paid monthly on the schedule mutually agreed upon by the parties.

7.	On May 23, 2017, the Board approved the following compensation for all non-employee directors and interim officers serving on the Board:

a.
an annual cash payment to each non-employee director and interim officer of the Company in the amount of $35,000, payable in four equal quarterly installments of $8,750 each on the last day of each calendar quarter commencing with the fourth quarter of 2017, subject to their continued service as of each such date;

b.
an additional annual cash payment to each member of a Board committee who is not the Chairperson of that particular committee in the amount of $5,000, payable in four equal quarterly installments of $1,250 each on the last day of each calendar quarter commencing with the second quarter of 2017, subject to their continued service as of each such date;

c.
an additional annual cash payment to the chairperson of a Board committee in the amount of $12,500, payable in four equal quarterly installments of $3,125 each on the last day of each calendar quarter commencing with the second quarter of 2017, subject to their continued service as of each such date;

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 3    –    RECENT EVENTS (cont.)

d.
the grant to each non-employee director and each interim officer of the Company of a one-time award of options to purchase up to an aggregate of 14,894 shares of Common Stock, at an exercise price of $4.50, under and pursuant to the Plan, which options vest in 12 equal monthly increments commencing as of June 1, 2017 (subject to their continued service as of each such date) and have a term of 10 years;

e.
the grant to each non-employee director and each interim officer of the Company of an award of Restricted Stock Units (“RSUs”), to be granted on June 1, 2017 and vesting on June 1, 2018, with a fair value of $45,000 based on the 30-day volume weighted average price of the Company’s Common Stock on June 1, 2017, subject to their continued service on and through such date; and

f.	an additional annual fair value payment to the vice chairperson of the Board in the amount of $20,000, payable in RSUs under the same vesting terms.

8.
On May 23, 2017, the Board appointed Michael Hauck to serve as a director of the Company, effective on that date.  The Board further appointed Mr. Hauck to serve as a member of the Nominating and Corporate Governance Committee of the Board as well as on the Compensation Committee of the Board.

There are no arrangements or understandings between Mr. Hauck and any other person pursuant to which Mr. Hauck was selected as a director.  There are no relationships between Mr. Hauck and the Company that would require disclosure under Item 404(a) of Regulation S-K of the Securities Exchange Act of 1934, as amended.

9.
On May 23, 2017, the Board established an Audit Committee of the Board and appointed each of Leslie Seff and Revan Schwartz to serve as members of the committee.  Mr. Schwartz will serve as chairperson of the committee. The Board determined that each of the members of the Audit Committee designated above is independent pursuant to the required standards set forth in Rule 10A-3(b) of the Securities Exchange Act of 1934, as amended, based on an evaluation of the relationships between the Company and each of the members.

10.	On June 7, 2017, the Board appointed David Podwalski as the Chief Commercial Officer of the Company, effective as of June 26, 2017 (the “Podwalski Effective Date”).

On June 7, 2017, the Company entered into an employment agreement (the “CCO Employment Agreement”) with Mr. Podwalski to serve as Chief Commercial Officer of the Company.  Under the CCO Employment Agreement, Mr. Podwalski (1) receives a base salary of $240,000 per year (“Base Salary”); (2) receives a sign-on bonus of $25,000, payable on the six month anniversary of the Podwalski Effective Date, subject to his continued employment through and on such payment date; (3) is eligible to receive an annual performance bonus, having a minimum bonus opportunity equal to 20% of his current Base Salary based upon 80% achievement of performance criteria (the “Minimum Performance Goal”), a target bonus opportunity equal to 25% of his current Base Salary based upon 100% achievement of performance criteria, and a maximum bonus opportunity equal to 37.5% of his current Base Salary based upon 150% achievement of performance criteria (the “Maximum Performance Goal”), provided, however, that such performance bonus will be determined using straight-line interpolation of the level of achievement between the Minimum Performance Goal and the Maximum Performance Goal; and (4) receive an initial stock option grant to purchase shares of Common Stock equal to 1% of the total fully diluted shares of Common Stock as of the Podwalski Effective Date, with an exercise price of $4.50 per share or the fair market value of a share of Common Stock on the grant date, whichever is greater, vesting monthly over a three year period commencing on the Podwalski Effective Date, subject to his continued employment through and on each such vesting date (the total fair value of the grant as of the Podwalski Effective Date is approximately $270,000).

The CCO Employment Agreement is terminable by the Company on 90 days written notice and by Mr. Podwalski on 30 days written notice.  The CCO Employment Agreement is immediately terminable by the Company for Cause (as defined in the CCO Employment Agreement) without the payment of severance.  The CCO Employment Agreement contains non-compete obligations applicable during the term of the agreement and for one year thereafter and confidentiality obligations that survive the termination of the agreement indefinitely.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 3    –    RECENT EVENTS (cont.)

Between April 2016 and December 31, 2016, and during the first six months of 2017, the Company received aggregate net proceeds of approximately $4.9 million and $4.5 million, respectively (net of related cash expenses), from the issuance and sale in a private placement transaction, at a price of $1,000 per unit, of 11,003.80 Series C Units.  As of June 30, 2017, the shares of Series C Preferred Stock comprising the Series C Units are convertible into an aggregate of 2,445,317 shares of Common Stock, and the Series C Warrants comprising the Series C Units are exercisable for an aggregate of 4,890,634 shares of Common Stock, in each case subject to adjustment in certain circumstances.

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with AGI, at the initial closing of the sale of the Series C Units, the Company paid AGI, as a commission, an amount equal to 6% of the aggregate sales price of the Series C Units, plus 4% of the aggregate sales price as a management fee plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series C Units.  At the end of the second, third, fourth, fifth, sixth, seventh, eighth, ninth, tenth and eleventh closings of the sale of the Series C Units, the Company paid AGI, as a commission, an amount equal to 10% of the aggregate sales price of the Series C Units sold in such closing, plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series C Units sold in such closing.  In addition, pursuant to the Placement Agent Agreement, the Company is required to issue to AGI: (a) 5-year warrants to purchase up to 489,064 shares of Common Stock at an exercise price of $4.50 per share and (b) 5 year warrants to purchase up to 244,531 shares of Common Stock at an exercise price of $7.75 per share.  The terms of such warrants are substantially similar to the Series C Warrants except that the warrants issued to AGI are exercisable on a cashless basis and include full ratchet anti-dilution protection.

Following below is a summary of the entire series C issuances:

	Year ended December 31, 2016	Six month period ended June 30, 2017
	Thousands of U.S. $ (except units sold) (unaudited)
Number of units sold	5,828.9	5,174.9
Gross amount	5,829	5,175
Net of related cash expenses	4,951	4,520
Net amount	4,642	4,246

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

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 3    –    RECENT EVENTS (cont.)

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

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 3    –    RECENT EVENTS (cont.)

Subject to the beneficial ownership limitation described below, holders of Series C Preferred Stock will vote together with the holders of Common Stock, Series A Preferred Stock and Series B Preferred Stock on an as‑converted basis.  Holders will not be permitted to convert their Series C Preferred Stock if such conversion would cause such holder to beneficially own more than 4.99% of the outstanding Common Stock (subject to increase to 9.99%, at the option of the holder, upon no less than 61 days prior written notice to the Company) (the “Beneficial Ownership Limitation”).  In addition, no holder may vote any shares of Series C Preferred Stock (on an as-converted to Common Stock basis) in excess of the Beneficial Ownership Limitation.

Subject to certain limitations, so long as any purchaser holds any shares of Series C Preferred Stock, if (a) the Company sells any shares of Common Stock or other securities convertible into, or rights to acquire, Common Stock and (b) a purchaser then holding Series C Preferred Stock, Warrants, Conversion Shares or Warrant Shares (defined below) reasonably believes that any of the terms and conditions appurtenant to such issuance or sale are more favorable to the purchaser in such subsequent sale of securities than are the terms and conditions granted to such purchaser after taking into account all of the terms and conditions of the terms granted to the purchasers under the purchase agreement relating to the issuance and sale of the Series C Units and the terms granted in such subsequent issuance or sale, including all of the components of the Series C Units and of the securities or units involved in such subsequent issuance or sale, then the purchaser will be permitted to require the Company to amend the terms of this transaction (only with respect to such purchaser) so as to match the terms of the subsequent issuance (including, for the avoidance of doubt, any terms and provisions that are or may be less favorable to such purchaser).

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

Based on the terms of the purchase agreements relating to the issuance and sale of the Series A Units and the Series B Units, respectively, so long as any initial purchaser of Series A Units or Series B Units, as applicable, holds any shares of Series A Preferred Stock or Series B Preferred Stock, respectively, if (a) the Company sells any shares of Common Stock or other securities convertible into, or rights to acquire, Common Stock and (b) a purchaser then holding Series A or Series B Preferred Stock or Warrants reasonably believes that any of the terms and conditions appurtenant to such issuance or sale are more favorable to the purchaser in such subsequent sale of securities than are the terms and conditions granted to such purchaser, then the purchaser will be permitted to require the Company to amend the terms of this transaction (only with respect to such purchaser) so as to match the terms of the subsequent issuance (including, for the avoidance of doubt, any terms and provisions that are or may be less favorable to such purchaser).

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

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 3    –    RECENT EVENTS (cont.)

As of June 30, 2017, none of the Series A or B Unit holders asked the company to amend the terms of their Units.

Upon their initial recognition, the Series C Preferred Stock issued together with detachable Series C Warrants (classified as equity) were measured based on the relative fair value basis and were presented net of the direct issuance expenses that were allocated to them.

The Company has determined that, due to the economic characteristics and risks of the Series C Preferred Stock, based on their stated or implied substantive terms and features, such Preferred Stock are considered as more akin to equity than debt.  Accordingly, it was determined that the economic characteristics and the risks of the embedded conversion option to Common Stock and those of the Series C Preferred Stock themselves (the ‘host contract’) are clearly and closely related.  As a result, the embedded conversion feature was not required to be bifurcated.

Since at each of the issuances dates of the Series C Preferred Stock the exercise price of the conversion feature (based on the effective conversion rate of the Series C Preferred Stock into Common Stock) was higher than the estimated fair value of the Company’s Common Stock, it was determined that given the current market price, conversion at the conversion price was not a beneficial transaction.  Also, due to the liquidation preference and certain redemption rights for the benefit of the holders of the Series C Preferred Stock, upon the occurrence of certain contingent events, which are not considered as solely within the Company’s control management determined that the Series C Preferred Stock were to be presented as temporary equity.  On each balance sheet date, the Company’s management assesses the probability of redemption of the outstanding Preferred Stock.  In the event that management determines such redemption to be probable as of an applicable balance sheet date, the Company will reclassify the amount allocated to the preferred stock from temporary equity to liability. In addition, upon such determination, the difference between the amount that was allocated to the Preferred Stock (after deduction of issuance expenses) and the aggregate redemption amount of the Preferred Stock will be accreted over the period beginning on the date that it becomes probable that the instrument will become redeemable and ending on the earliest redemption date.

NOTE 4    –    INVENTORIES

	US dollars
	June 30, 2017	December 31, 2016
	(unaudited)
Raw materials	705,810	735,201
Work in process	794,582	633,132
Finished products	7,920	51,271
	1,508,312	1,419,604

NOTE 5   –    OTHER CURRENT LIABILITIES

	US dollars
	June 30, 2017	December 31, 2016
	(unaudited)
Employees and related institutions	353,250	363,738
Accrued expenses	588,338	261,651
Other current liabilities	15,848	88,160
	957,436	713,549

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 6  –   FINANCING INCOME, NET

	US dollars		US dollars
	Six month period ended June 30,		Three month period ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Israeli CPI linkage difference on principal of loans from stockholders	26	(639)	1,393	825
Exchange rate differences	17,194	24,211	6,720	19,296
Change in fair value of Warrants with down-round protection	(191,075)	(64,212)	(106,976)	(20,702)
Interest expenses on credit from banks and other	13,687	8,575	7,970	6,149
	(160,168)	(32,065)	(90,893)	5,568

NOTE 7  –   LOSS PER SHARE

In periods of net loss, basic loss per share is computed by dividing net loss for the period after consideration of the effect of dividends on preferred stock by the weighted average number of shares outstanding during the period.

The loss and the weighted average number of shares used in computing basic and diluted loss per share for the six and three month periods ended June 30, 2017 and 2016 are as follows:

	US dollars		US dollars
	Six month period ended June 30,		Three month period ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Loss for the period	(5,087,526)	(2,815,762)	(2,557,201)	(1,588,998)
Cash dividend on Series A Preferred Stock	(6,714)	(9,453)	(2,014)	(4,753)
Stock dividend on Series B Preferred Stock	(491,668)	(254,101)	(245,637)	(131,281)
Stock dividend on Series C Preferred Stock	(276,574)	(20,355)	(160,588)	(20,355)
Loss for the period attributable to common stockholders	(5,862,482)	(3,099,671)	(2,965,440)	(1,745,387)

	Number of shares		Number of shares
	Six month period ended June 30,		Three month period ended June 30,
	2017	2016	2017	2016
Number of shares:
Common shares used in computing basic income (loss) per share	6,116,366	5,716,566	6,205,104	5,742,468
Common shares used in computing diluted income (loss) per share	6,116,366	5,716,566	6,203,104	5,742,468
Total weighted average number of common shares related to outstanding convertible Preferred Stock, options and warrants excluded from the calculations of diluted income (loss) per share (*)	19,868,112	11,220,345	21,001,400	12,210,613

(*)
All outstanding convertible Preferred Stock, stock options and warrants have been excluded from the calculation of the diluted net loss per share for all the reported periods, because the effect of the common shares issuable as a result of the exercise or conversion of these instruments was determined to be anti-dilutive.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 8   –  SUBSEQUENT EVENTS

On July 31, 2017, the Company, entered into a Securities Purchase Agreement with certain accredited investors pursuant to which, the Company issued to the Purchasers an aggregate of 1,000 Series C Units.  The shares of Preferred Stock comprising the Units are convertible into an aggregate of 222,236 shares of Common Stock, and the Warrants comprising the Units are exercisable for an aggregate of 444,472 shares of Common Stock, in each case subject to certain adjustments.  The Company received aggregate gross proceeds of $1,000,000 from the sale of the Units.

The sale of the Units pursuant to the securities purchase agreement was the twelfth closing of an offering of Units by the Company.  The first, second, third, fourth, fifth, sixth, seventh, eighth, ninth, tenth  and eleventh closings, involving the sale by the Company of an aggregate of 1,133 Units, 1,351 Units, 890.5 Units, 1,050.65 Units, 540 Units, 357.75 Units, 506 Units, 403.9 Units, 2,560 Units, 1,551 Units and 660 Units, respectively (collectively, the “Prior Issuances”), were disclosed by the Company in Current Reports on Form 8-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on April 14, 2016, May 4, 2016, June 6, 2016, July 7, 2016, September 7, 2016, October 7, 2016, December 5, 2016, January 5, 2017, March 14, 2017, May 3, 2017 and June 23, 2017, respectively (collectively, the “Prior 8-Ks”), each of which is incorporated herein by reference.  The terms of the Preferred Stock and the Warrants are the same as the terms of the Preferred Stock and Warrants issued in the Prior Issuances, as described in the Prior 8-Ks.

Pursuant to the Placement Agent Agreement, at the closing of the sale of the Units the Company paid AGI, as a commission, an amount (payable in cash and Common Stock) equal to 10% of the aggregate sales price of the Units, plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Units.  In addition, pursuant to the AGI Agreement, the Company is required to issue to AGI: (a) 5 year warrants to purchase up to 44,445 shares of Common Stock at an exercise price of $4.50 per share and (b) 5 year warrants to purchase up to 22,223 shares of Common Stock at an exercise price of $7.75 per share.  The terms of these warrants will be substantially similar to the Warrants except that the AGI warrants will also be exercisable on a cashless basis and will include full ratchet anti-dilution protection.

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

Operational Highlights

Regulatory Progress

•	Approval for Glucotrack DF-F as a medical device in China is advancing. CFDA (the local regulatory body in China) approval is expected in 2017.

•
U.S. Food and Drug Administration (“FDA”) approval activities are moving forward, with the required clinical trial expected to start before the end of 2017. We are in discussions with U.S. clinical and regulatory advisors and trial centers. Study start date is dependent on funding.

•	Further EU member state approvals are progressing and may broaden our market entry opportunities.

Commercial Progress

•	U.S. pre-launch commercial leadership in place.

•	New clinical data presented at the American Diabetes Association Congress on June 12, 2017.

•	We plan to be present and present at the European Association for the Study of Diabetes Congress (EASD) in September 2017

•	Glucotrack DF-F European launch and commercial strategy re-defined.

Strengthened Intellectual Property

•	3rd U.S. patent issued on July 27th, 2017, following issuances in China, South Korea and Israel.

Lifecycle Management

•
Future generations of Glucotrack devices defined and undergoing feasibility studies; including wireless ear-clip, consumer oriented devices, digital health applications, smartphone, tablet and cloud connectivity.

Partnering

•	Partnering discussions underway with a number of potential strategic partners in Europe and Asia.

Management Appointments

•	David Podwalski appointed Chief Commercial Officer.

Overview

Integrity is a medical device company focused on the design, development and commercialization of non‑invasive glucose monitoring devices for use by people with diabetes and pre-diabetics.  Integrity Israel was founded in 2001 with a mission to develop, produce and market non-invasive glucose monitors for home use by diabetics.  We have developed a non-invasive glucose monitor, the GlucoTrack® model DF-F glucose monitoring device, which is designed to help people with diabetes and individuals with pre-diabetics obtain glucose level readings without the pain, inconvenience, cost and difficulty of conventional (invasive) spot finger stick devices.  The GlucoTrack® model DF-F utilizes a patented combination of ultrasound, electromagnetic and thermal technologies to obtain glucose measurements in less than one minute via a small sensor that is clipped onto one’s earlobe and connected to a small, handheld control and display unit, all without drawing blood or interstitial fluid.

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

The GlucoTrack® model DF-F has not yet been approved for commercial sale in the United States.  On August 10, 2015, we submitted pre-submission documents to the FDA in connection with our proposed future application for FDA approval of our U.S. clinical trial protocol.  The pre‑submission documentation was submitted to the FDA in order to obtain the FDA’s guidance regarding the U.S. regulatory pathway for the GlucoTrack® model DF-F, the proper approach to refining the trial protocol and preparing the pre-marketing application.  On October 19, 2015, we met with the FDA to discuss the pre-submission documents, including the approach to and details of the clinical trial protocol for the GlucoTrack® model DF-F.  On May 10, 2016, we submitted a pre-submission supplement (including clinical trial protocol) to the FDA which reflects the feedback received from the FDA at our October 2015 meeting.  On July 18, 2016, we completed a teleconference with the FDA to further discuss our pre-submission supplement.  At the end of this discussion, we received verbal confirmation from the FDA that clinical trials of the GlucoTrack® model DF-F constitute non‑significant risk device studies, which allows the trials to proceed without an Investigational Device Exemption (IDE) application.  Such trials are assessed by the FDA and not considered to present a potential for serious risk to the health, safety or the welfare of subjects.  We have identified and are currently negotiating agreements with two diabetes and endocrinology institutions in the United States, as well as prominent endocrinologists to conduct the clinical trials as primary investigators.  Subject to finalizing these agreements and raising adequate financing to do so, we expect to begin clinical trials in the United States in the second half of 2017.

We are continuing to work to improve certain features of the GlucoTrack® model DF-F, such as further simplifying the calibration process and improving the accuracy of the device.  Clinical trials conducted in Germany by Pfutzner Science & Health Institute, GmbH, headed by Prof. Dr. Andreas Pfutzner, on subjects with Type 2 diabetes and pre-diabetics, as well as at Soroka University Medical Center, Beer-Sheva, Israel, demonstrated favorable results, which were presented on November 10, 2016 by the Company at the 16th annual Diabetes Technology Meeting (DTM), Bethesda, MD in an invited presentation.  Most notably, the presentation included data validating that GlucoTrack’s accuracy has increased significantly.  Results from the trials show 99.7% of the study data points within the clinically accepted A and B zones of the Consensus Error Grid (Type 2), 99.3% of the study data points were within the clinically accepted A and B zones of the Clarke Error Grid, 17.0% Mean Absolute Relative Difference, and 12.9% Median Absolute Relative Difference.  In addition, the German trial concluded that the data confirms the performance of the GlucoTrack® among its intended users, including pre-diabetic patients.

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

On May 4, 2016 we received regulatory approval from the Korean Ministry of Food and Drug Safety (KMFDS, formerly KFDA) for the GlucoTrack® model DF-F.  In October 2016, we received the final approval from South Korea, which enables us to commence sales of the GlucoTrack® model DF-F in South Korea.  Following the official approval, our local distributor placed an initial order for 100 units of GlucoTrack® model DF‑F, which were fully paid for and delivered during the fourth quarter of 2016.  In South Korea, the GlucoTrack® device is sold with 2 personal ear-clips (“PECs”), so the consumer does not need to incur further expenses to use the device in the first year.  This marketing model may be adopted by other distributors as well.

Based on input from our local distributors and regulatory consultants, we estimate that we could complete the local regulatory approval review process in China during 2017.

The territories covered by our signed distribution agreements currently represent a potential market opportunity of up to approximately 141 million diagnosed diabetics (inclusive of both Type 1 and Type 2 diabetes patients).  This represents approximately 34% of the potential worldwide market of approximately 414 million people, based on estimates included in the International Diabetes Federation’s (IDF) Diabetes Atlas, 7th edition, 2015.  Of these territories, the territories in which the GlucoTrack® model DF-F has been approved for sale currently represent a potential market opportunity of up to approximately 23 million diagnosed diabetics (inclusive of both Type 1 and Type 2 diabetes patients), or 5.6% of the potential worldwide market.  While we do not have reliable statistics that bifurcate the market opportunity among Type 1 and Type 2 diabetics, we believe that on average approximately 87% of all people suffering from diabetes have Type 2 diabetes.  Apart from the diagnosed patients, approximately 192 million people are estimated to suffer from diabetes that has not yet been diagnosed.  Based on estimates included in the International Diabetes Federation’s (IDF) Diabetes Atlas, 7th edition, 2015, the market opportunity for undiagnosed diabetics is 71 million people in the territories covered by our signed distribution agreements, of which 11 million people are in the territories in which the GlucoTrack® model DF-F has been approved for sale.  Based on the IDF Diabetes Atlas, 7th  edition, 2015, the world prevalence of pre-diabetics was 6.4% of the worldwide population, while the prevalence of diagnosed people with diabetes was 7.7%.

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

On June 12, 2017, we announced new data demonstrating the clinical performance of GlucoTrack®, further supporting its suitability for people with type 2 diabetes across various medication regimes.  The data was recently presented at the American Diabetes Association’s (ADA) 77th Scientific Sessions in San Diego, CA.

The study evaluated GlucoTrack’s accuracy in 172 adults with type 2 diabetes who were prescribed one or more medications for major medical conditions associated with diabetes.  The experiment stratified participants into five medication groups, focusing on anti-cholesterolemia, anti-hypertension, anti-thrombotic, and anti-diabetic (prolonged duration and short and mixed duration) medications.

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

Our principal offices are located at 19 Ha’Yahalomim St., Ashdod, Israel 7760049 and our telephone number is 972-8-675-7878.  Our website address is http://www.integrity-app.com; the reference to such website address does not constitute incorporation by reference of the information contained on the website and such information should not be considered part of this report.  There is no relationship between us and Integrity Applications, Incorporated, the engineering and software services company based in Chantilly, Virginia.

We have six members on our Board, four of whom are independent.  The Board of Directors has an Audit Committee, Compensation Committee and a Nominating and Corporate Governance Committee, each consisting solely of independent directors, except that Angela Strand, Chairman of the Nominating and Corporate Governance Committee, is not independent as she is an interim executive officer of the Company until September 30, 2017.  We are continuing to consider expansion of the Board of Directors and the establishment of additional appropriate Board of Directors committees to support the Company.

During 2016 we expanded our advisory board to include renowned key opinion leaders, in order to support the Company’s global clinical, regulatory and commercialization efforts.  The advisory board now comprises seven experts:  Prof. Dr. Lutz Heinemann (Chairman):  CEO, Science & Co, Düsseldorf, Germany; Prof. Irl B. Hirsch:  University of Washington, School of Medicine, WA, USA; Prof. Dr. Michael Heise:  University of Applied Science of South-Westphalia, Iserlohn, Germany; Prof. Jan Bolinder:  Professor of Clinical Diabetes Research at the Department of Medicine, Huddinge, Sweden; Prof. Katharine Barnard:  Health Psychologist, Bournemouth University, Faculty of Health and Social Science, England; Dr. Barry H. Ginsberg:  Diabetes Consultant, DMTC, NJ, USA; and Avner Gal, co-founder and former CEO of the Company.

We have not yet generated any material revenues from our operations and, as of June 30, 2017, have incurred an accumulated deficit of $41,466,658, stockholders’ deficit of $13,366,077 and negative operating cash flows.  We currently have no material sources of recurring revenue and therefore are dependent upon external sources for financing our operations.  There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations.  As a result, substantial doubt exists regarding our ability to continue as a going concern.

Recent Developments

On April 7, 2017, the Board of Directors of the Company (the “Board”) approved an amendment to the 2010 Incentive Compensation Plan of the Company (the “Plan”) to increase the number of shares of the Company’s Common Stock reserved for issuance under the Plan from 1,000,000 shares to 5,625,000 shares.

Effective April 7, 2017 (the “Gal Effective Date”), the Company and Integrity Israel entered into a letter agreement with Avner Gal whereby Mr. Gal separated from his employment and directorship at the Company to act as a part time consultant to the Company (the “Gal Agreement”).  Pursuant to the terms of the Gal Agreement, and as consideration for Mr. Gal’s separation from employment and services as a consultant, the Company agreed, among other things, to (a) pay Mr. Gal an amount equal to his Salary (as defined in the Gal Employment Agreement) and other financial benefits Mr. Gal was entitled to receive under the Employment Agreement entered into by and between Integrity Israel and Mr. Gal in October 2010 (the “Gal Employment Agreement”), that would have been paid to Mr. Gal during the Notice Period (as defined in the Gal Employment Agreement), in lieu of such prior notice; (b) modify the Adjustment Period, pursuant to section 19 of the Gal Employment Agreement, to 24 Salaries (as defined in the Gal Employment Agreement), including all the benefits mentioned in the Gal Employment Agreement, provided Mr. Gal does not work or provide services to a company in direct competition with the Company; (c) accelerate the vesting of 88,259 outstanding unvested options to purchase Common Stock, at an exercise price per share equal to $6.25, held by Mr. Gal as of the Gal Effective Date (since the original performance conditions were not expected to be satisfied as of the date of the modification of the terms, the fair value of such grant was measured based on the fair value of the modified award at the modification date; such amount was measured as approximately $51,000);  (d) extend the term of all outstanding options (vested and unvested) held by Mr. Gal to be exercisable for five years from the Gal Effective Date (with respect to all vested options, at the modification date the company recognized compensation cost in an amount equal to the excess amount of the fair value of the modified award as of the modification date over the fair value of the original award immediately); and (e) grant Mr. Gal an option to purchase up to 300,000 shares of Common Stock of the Company having an exercise price per share equal to $4.50 and an option to purchase up to an additional 50,000 shares of common stock of the Company having an exercise price per share equal to $7.75.  These options vest monthly over a 24 months period following the date of grant.

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

Pursuant to the terms of the Graham Employment Amendment, (a) Mr. Graham’s base compensation was modified such that he receives a base salary of $500,000 per year, as well as a one-time payment of $375,000 paid to Mr. Graham upon commencement of Mr. Graham’s employment with the Company which amount was recognized as an expense as of the employment commencement date, and (b) the vesting periods of Mr. Graham’s options to purchase Common Stock were modified whereby (1) 307,754 shares of Common Stock underlying Mr. Graham’s option to purchase Common Stock at an exercise price of $4.50 per share (the “$4.50 Options”) vested immediately, (2) 923,262 of the $4.50 Options vest on the six month anniversary of the Graham Effective Date, and (3) the remaining 442,980 of the $4.50 Options as well as Mr. Graham’s remaining unvested options granted pursuant to the Graham Employment Amendment vest on the two (2) year anniversary of the Graham Effective Date.

Effective April 7, 2017, Integrity Israel entered into an amended and restated personal employment agreement (the “Malka Employment Agreement”) with David Malka for his continued service as Vice President of Operations of the Company and Integrity Israel, effective as of March 20, 2017 (the “Malka Effective Date”).  Pursuant to the terms of the Malka Employment Agreement, Mr. Malka (a) receives a base monthly salary of NIS 20,000 (approximately $5,508 based on an exchange rate of 3.63 NIS / 1 USD in effect on August 8, 2017), which may increase to NIS 35,000 per month (approximately $9,639 using the same exchange rate) in the event certain performance milestones are met (the “Malka Base Salary”); (b) is eligible to earn an annual performance bonus between 420-864% of the Malka Base Salary, subject to certain performance criteria to be established by the Board of Directors within the first ninety (90) days of each fiscal year; (c) is eligible to earn a retention bonus equal to 60% of the aggregate Malka Base Salary earned through the one-year anniversary of the Malka Effective Date, payable thirty days following the one-year anniversary of the Malka Effective Date and provided that Mr. Malka remains employed with Integrity Israel through and on the one-year anniversary of the Malka Effective Date; (d) received a modification to the terms of his option to purchase Common Stock at an exercise price per share equal to $6.25 whereby the unvested portion of such options will accelerate and will be immediately exercisable, effective as of the Malka Effective Date (since the original performance conditions were not expected to be satisfied as of the date of the modification of the terms, the fair value of such grant was measured based on the fair value of the modified award at the modification date);  and (e) received certain additional equity awards (pursuant to the Plan) under the terms and conditions as set forth in the Malka Employment Agreement.  In addition, the Malka Employment Agreement provides for the payment of certain social benefits and the use of a company car.  The Malka Employment Agreement is terminable by Integrity Israel and Mr. Malka on 90 days’ prior written notice (the “Malka Notice Period”), without Cause, or immediately by Integrity Israel for Cause (as defined in the Malka Employment Agreement).  Integrity Israel may terminate Mr. Malka’s employment without Cause prior to the expiration of the Malka Notice Period, but will be required to pay Mr. Malka a severance fee equal to the Malka Base Salary plus the financial value of all other benefits Mr. Malka would have been entitled to receive in respect of the portion of the Malka Notice Period which was forfeited.

On May 23, 2017, the Board approved the salary increase to NIS 35,000 per month pursuant to the Malka Employment Agreement, notwithstanding the foregoing performance goal requirement, as consideration for Mr. Malka’s continued service as Vice President of Operations of the Company and Integrity Israel.

On May 4, 2017, the Board of Directors unanimously voted to appoint Angela Strand, a member of the Board of Directors, as the interim Chief Strategy Officer of the Company, effective as of May 1, 2017 through September 30, 2017. On May 5, 2017, the Company entered into a letter agreement (the “Strand Employment Agreement”) with Ms. Angela Strand confirming her appointment as interim Chief Strategy Officer of the Company.  Pursuant to the terms of the Strand Employment Agreement, Ms. Strand receives aggregate compensation of $150,000 for her service during the term of employment, paid monthly on the schedule mutually agreed upon by the parties.

On May 23, 2017, the Board approved the following compensation for all non-employee directors and interim officers serving on the Board:

•
an annual cash payment to each non-employee director and interim officer of the Company in the amount of $35,000, payable in four equal quarterly installments of $8,750 each on the last day of each calendar quarter commencing with the fourth quarter of 2017, subject to their continued service as of each such date;

•
an additional annual cash payment to each member of a Board committee who is not the Chairperson of that particular committee in the amount of $5,000, payable in four equal quarterly installments of $1,250 each on the last day of each calendar quarter commencing with the second quarter of 2017, subject to their continued service as of each such date;

•
an additional annual cash payment to the chairperson of a Board committee in the amount of $12,500, payable in four equal quarterly installments of $3,125 each on the last day of each calendar quarter commencing with the second quarter of 2017, subject to their continued service as of each such date;

•
the grant to each non-employee director and each interim officer of the Company of a one-time award of options to purchase up to an aggregate of 14,894 shares of Common Stock, at an exercise price of $4.50, under and pursuant to the Plan, which options vest in 12 equal monthly increments commencing as of June 1, 2017 (subject to their continued service as of each such date) and have a term of 10 years;

•
the grant to each non-employee director and each interim officer of the Company of an award of Restricted Stock Units (“RSUs”), to be granted on June 1, 2017 and vesting on June 1, 2018, with a fair value of $45,000 based on the 30-day volume weighted average price of the Company’s Common Stock on June 1, 2017, subject to their continued service on and through such date; and

•	an additional annual fair value payment to the vice chairperson of the Board in the amount of $20,000, payable in RSUs under the same vesting terms.

On May 23, 2017, the Board appointed Michael Hauck to serve as a director of the Company, effective on that date.  The Board further appointed Mr. Hauck to serve as a member of the Nominating and Corporate Governance Committee of the Board as well as on the Compensation Committee of the Board.

There are no arrangements or understandings between Mr. Hauck and any other person pursuant to which Mr. Hauck was selected as a director.  There are no relationships between Mr. Hauck and the Company that would require disclosure under Item 404(a) of Regulation S-K of the Securities Exchange Act of 1934, as amended.

On May 23, 2017, the Board established an Audit Committee of the Board and appointed each of Leslie Seff and Revan Schwartz to serve as members of the committee.  Mr. Schwartz will serve as chairperson of the committee. The Board determined that each of the members of the Audit Committee designated above is independent pursuant to the required standards set forth in Rule 10A-3(b) of the Securities Exchange Act of 1934, as amended, based on an evaluation of the relationships between the Company and each of the members.

On June 7, 2017, the Board appointed David Podwalski as the Chief Commercial Officer of the Company, effective as of June 26, 2017 (the “Podwalski Effective Date”).

On June 7, 2017, the Company entered into an employment agreement (the “CCO Employment Agreement”) with Mr. Podwalski to serve as Chief Commercial Officer of the Company.  Under the CCO Employment Agreement, Mr. Podwalski (1) receives a base salary of $240,000 per year (“Base Salary”); (2) receives a sign-on bonus of $25,000, payable on the six month anniversary of the Podwalski Effective Date, subject to his continued employment through and on such payment date; (3) is eligible to receive an annual performance bonus, having a minimum bonus opportunity equal to 20% of his current Base Salary based upon 80% achievement of performance criteria (the “Minimum Performance Goal”), a target bonus opportunity equal to 25% of his current Base Salary based upon 100% achievement of performance criteria, and a maximum bonus opportunity equal to 37.5% of his current Base Salary based upon 150% achievement of performance criteria (the “Maximum Performance Goal”), provided, however, that such performance bonus will be determined using straight-line interpolation of the level of achievement between the Minimum Performance Goal and the Maximum Performance Goal; and (4)  receive an initial stock option grant to purchase shares of Common Stock equal to 1% of the total fully diluted shares of Common Stock as of the Podwalski Effective Date, with an exercise price of $4.50 per share or the fair market value of a share of Common Stock on the grant date, whichever is greater, vesting monthly over a three year period commencing on the Podwalski Effective Date, subject to his continued employment through and on each such vesting date (the total fair value of the grant as of the Podwalski Effective Date is approximately $270,000).

The CCO Employment Agreement is terminable by the Company on 90 days written notice and by Mr. Podwalski on 30 days written notice.  The CCO Employment Agreement is immediately terminable by the Company for Cause (as defined in the CCO Employment Agreement) without the payment of severance.  The CCO Employment Agreement contains non-compete obligations applicable during the term of the agreement and for one year thereafter and confidentiality obligations that survive the termination of the agreement indefinitely.

During the six-month period ended June 30, 2017 we raised funds in an aggregate amount of approximately $4.5 million (net of related cash expenses) from the issuance in four separate closings of 5,174.90 units (the “Series C Units”), each consisting of (a) one share of our newly designated Series C 5.5% Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), convertible into shares of our common stock, par value $0.001 per share (“Common Stock”), at an initial conversion price of $4.50 per share, (b) a five year warrant to purchase, at an exercise price of $4.50 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series C Preferred Stock (each a “Series C-1 Warrant”) and (c) a five year warrant to purchase, at an exercise price of $7.75 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series C Preferred Stock (each a “Series C-2 Warrant” and, together with the Series C-1 Warrants, collectively, the “Series C Warrants”). During the period between April 2016 and June 2017, the Company raised funds in an aggregate amount of approximately $9.47 million (net of related cash expenses) through the issuance of 11,003.8 Series C Units in eleven separate closings.  As of June 30, 2017, the shares of Series C Preferred Stock comprising the Series C Units are convertible into an aggregate of 2,445,317 shares of Common Stock, and the Series C Warrants comprising the Series C Units are exercisable for an aggregate of 4,890,634 shares of Common Stock, in each case subject to adjustments in certain circumstances.

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with Andrew Garrett, Inc. (“AGI”), the placement agent for the offering of the Series C Units, at the initial closing of the sale of the Series C Units we paid AGI, as a commission, an amount equal to 6% of the aggregate sales price of the Series C Units, plus 4% of the aggregate sales price as a management fee plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series C Units.  At each of the second, third, fourth, fifth, sixth, seventh, eighth, ninth, tenth and eleventh closings of the sale of the Series C Units, we paid AGI, as a commission, an amount equal to 10% of the aggregate sales price of the Series C Units sold in such closing, plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series C Units sold in such closing.  In addition, pursuant to the Placement Agent Agreement, we are required to issue to AGI :  (a) 5 year warrants to purchase up to 489,064 shares of Common Stock at an exercise price of $4.50 per share and (b) 5 year warrants to purchase up to 244,531 shares of Common Stock at an exercise price of $7.75 per share.

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

Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2016.  Our management believes that, as for the financial statements for the interim periods included in this report, the estimates and assumptions relating to (i) the fair value estimate of the Warrants with down-round protection, (ii) the allocation of the proceeds and the related issuance costs of the Series C Units, and (iii) the going concern assumption are considered critical accounting policies.  However, due to the early stage of operations of the Company, there are no other accounting policies that are considered to be critical accounting policies by management.

Going Concern Uncertainty

The development and commercialization of our product will require substantial expenditures.  We have not yet generated material revenues and have incurred a substantial accumulated deficit and negative operating cash flows.  We currently have no sources of recurring revenue and are therefore dependent upon external sources for financing our operations.  There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations.  Management’s plans concerning these matters are described in Note 1B to our Annual Report on Form 10-K for the year ended December 31, 2016 (see also Note 1B to our interim financial statements for the period ended June 30, 2017). As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recently Issued Accounting Pronouncements

1.          Accounting Standards Update 2014-09, “Revenue from Contracts with Customers”

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).

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

2.          Accounting Standards Update 2015-11, “Simplifying the Measurement of Inventory”

Effective January 1, 2017, the Group adopted ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015- 11”).

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

3.          Accounting Standard Update (ASU) No. 2017-11, “Earnings Per Share”

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480);Derivatives and Hedging (Topic 815):  (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”).

Among others, Part I of ASU 2017-11 simplifies the accounting for certain financial instruments with down round features, which is a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings.  Current accounting guidance creates cost and complexity for organizations that issue financial instruments with down round features by requiring, on an ongoing basis, fair value measurement of the entire instrument or conversion option.

ASU 2017-11 require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification.  Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity.

ASU 2017-11 also addresses navigational concerns within the FASB Accounting Standards Codification related to an indefinite deferral available to private companies.

The provisions of the new ASU related to down rounds are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (fiscal 2019 for the Company).  Early adoption is permitted for all entities.

The Company is evaluating the impact of ASU 2017-11 on its financial statements.  Although this process has not been completed, managements believes that its provisions might impact the accounting of the financial instruments issued by the Company that include down-round protection.

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the six-month period ended June 30, 2017 compared with the same period ended June 30, 2016.  The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenues

During the six-month period ended June 30, 2017, we had revenues of $104,981 from orders for our GlucoTrack® model DF-F glucose monitoring device and personal ear-clip (“PEC”) that are replaced every six months, as compared with $470,878 for the prior-year period.  The decrease in revenues is due primarily to the fact that during the six-month period ended June 30, 2016 we had revenues which resulted from the approval of the Notified Body in late 2015.

We recognize revenues from sales of the GlucoTrack® model DF-F and PECs when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed and determinable, collectability is reasonably assured and no further obligations exist.

Research and development expenses

Research and development expenses were $1,198,363 for the six-month period ended June 30, 2017, as compared to $1,531,396 for the prior-year period.  The decrease is attributable primarily to the decrease in our cost of revenues, which is in line with the decrease in revenues.

Research and development expenses consist primarily of salaries and other personnel-related expenses, including materials, travel expenses, clinical trials and other expenses.  Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect research and development expenses to increase during the remainder of 2017 and beyond, primarily due to hiring additional personnel and developing our product line, as well as improvement of the GlucoTrack® model DF-F; however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs including the FDA registration process, specific requirements from customers, development of new GlucoTrack® models and others.

Selling and marketing expenses

Selling and marketing expenses were $598,234 for the six-month period ended June 30, 2017, as compared to $614,121 for the prior-year period.  The decrease is attributable to higher professional fees incurred during 2016 primarily due to the engagement during the second quarter of 2015 of the marketing firm Ogilvy CommonHealth (Paris).  This engagement ended during the fourth quarter of 2016.

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

General and administrative expenses

General and administrative expenses were $3,556,078 for the six-month period ended June 30, 2017, as compared to $1,173,188 for the prior-year period.  The increase is primarily attributable to severance paid to our former Chairman and CEO of approximately $162,000 as well as stock-based compensation in the amount of $152,000.  In addition, the increase is attributable to a one time signing bonus of $412,500 including employer payroll taxes and stock-based compensation in the amount of approximately $868,000 paid to our new Chairman and CEO, recruiting fees of $195,000 and the related professional fees associated with the changes in management.  The company also incurred approximately $182,000 related to stock-based compensation and fees paid to our Board members.

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

Financing income, net

Financing income, net was $160,168 for the six-month period ended June 30, 2017, as compared to $32,065 for the prior-year period.  The change is primarily attributable to changes in fair market value adjustments relating to our Warrants with down-round protection.  In accordance with U.S. GAAP, we mark the warrants to market on a quarterly basis based on the fair value estimate derived by using a binomial pricing model, with the changes in fair value recognized as finance expense or income, as applicable, in our consolidated statement of operations.  The decrease in the estimated fair value of our Warrants with down-round protection during the six-month period ended June 30, 2017 and 2016 amounted to $191,075 and $64,212, respectively, resulting primarily from the decrease in the expected term of Warrants and the changes in the estimated expected volatility.

Net Loss

Net loss was $5,087,526 for the six-month period ended June 30, 2017, as compared to $2,815,762 for the prior-year period.  The increase in net loss is attributable primarily to the increase in our general and administrative expenses, as described above.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenues

During the three-month period ended June 30, 2017, we had revenues of $8,744 from orders for our GlucoTrack® model DF-F glucose monitoring device and PECs that are replaced every six months, as compared with $381,731 for the prior-year period.  The decrease in revenues is due primarily to the fact that during the three-month period ended June 30, 2016 we had revenues which resulted from the approval of the Notified Body in late 2015.

We recognize revenues from sales of the GlucoTrack® model DF-F and PECs when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed and determinable, collectability is reasonably assured and no further obligations exist.

Research and development expenses

Research and development expenses were $616,824 for the three-month period ended June 30, 2017, as compared to $880,696 for the prior-year period.  The decrease is attributable to the decrease in our cost of revenues which is in line with the decrease in revenues.

Research and development expenses consist primarily of salaries and other personnel-related expenses, including materials, travel expenses, clinical trials and other expenses.  Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect research and development expenses to increase during the remainder of 2017 and beyond, primarily due to hiring additional personnel and developing our product line, as well as improvement of the GlucoTrack® model DF-F; however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs including the FDA registration process, specific requirements from customers, development of new GlucoTrack® models and others.

Selling and marketing expenses

Selling and marketing expenses were $361,295 for the three-month period ended June 30, 2017, as compared to $349,804 for the prior-year period.  The change is not material.

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

General and administrative expenses

General and administrative expenses were $1,678,719 for the three-month period ended June 30, 2017, as compared to $734,661 for the prior-year period.  The increase is primarily attributable to stock-based compensation paid to our current Chairman and CEO and our former Chairman and CEO of approximately $565,000 and $152,000, respectively.  In addition, the company also incurred approximately $81,000 related to stock-based compensation and fees paid to our Board members.

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

Financing income.net

Financing income, net was $90,893 for the three-month period ended June 30, 2017, as compared to a loss of $5,568 for the prior-year period.  The change is primarily attributable to changes in fair market value adjustments relating to our Warrants with down-round protection.  In accordance with U.S. GAAP, we mark the warrants to market on a quarterly basis based on the fair value estimate derived by using a binomial pricing model, with the changes in fair value recognized as finance expense or income, as applicable, in our consolidated statement of operations.  The decrease in the estimated fair value of our Warrants with down-round protection during the three-month period ended June 30, 2017 and 2016 amounted to $106,976 and $20,702, respectively, resulting primarily from the decrease in the expected term of Warrants and the changes in the estimated expected volatility.

Net Loss

Net loss was $2,557,201 for the three-month period ended June 30, 2017, as compared to $1,588,998 for the prior-year period.  The increase in net loss is attributable primarily to the increase in our general and administrative expenses, as described above.

Liquidity and Capital Resources

As of June 30, 2017, cash on hand was approximately $1,133,000.  During the first six months of 2017 we received aggregate net proceeds of approximately $4.5 million (net of related cash expenses) from the issuance and sale of Series C Units.  During the first six months of 2017, we did not collect a material amount in cash proceeds from the fulfillment of orders for our improved GlucoTrack® model DF-F.  While we expect to generate additional cash from sales, we do not anticipate that our income from operations will be sufficient to sustain our operations in the next 12 months.  Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents will enable us to operate for a period of less than three months from the date of this report.  In order to fund our anticipated liquidity needs beyond such period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need to raise additional capital.

We have a credit line with Bank HaPoalim of NIS 150,000 (approximately $42,906 based on the exchange rate of 3.496 NIS/dollar as of June 30, 2017).  Borrowings under the line of credit are secured by our funds on deposit with the bank at the time of borrowing, which generally must be sufficient to cover the principal amount of the borrowings in full.

Messrs. Avner Gal and Zvi Cohen collectively loaned Integrity Israel NIS 176,000 ($50,343 based on the same exchange rate) on May 15, 2002 pursuant to Board approval. Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned Integrity Israel NIS 336,300 ($96,196 based on the same exchange rate) on March 16, 2004.  These loans are not required to be repaid until the first year in which we realize profits in our annual statement of operations (accounting profit).  At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales in the relevant quarter, beginning on the quarter following the first year in which we realize profits in our annual statement of operations.  The total amount to be repaid by us to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to us, plus an amount equal to the product of the amount of each payment made by us in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment.  However, notwithstanding the above-mentioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital.  Our Board is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

Integrity Israel is required to pay royalties to the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of the State of Israel at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the development plan up to an amount equal to $93,300, plus interest at LIBOR from the date of grant.  As of June 30, 2017, the contingent liability with respect to royalty payment on future sales equaled approximately $53,639, excluding interest.

Net Cash Used in Operating Activities for the Six-Month Periods Ended June 30, 2017 and June 30, 2016

Net cash used in operating activities was $3,606,014 and $2,887,167 for the six-month periods ended June 30, 2017 and 2016, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of $5,087,526 and $2,815,762, respectively, increased by non-cash changes in fair value of Warrants with down‑round protection of $191,075 and $64,212, respectively and partially offset by the decrease of $1,208,246 related to stock-based compensation as described above in general and administrative expenses. Net cash used in operating activities was also partially offset by changes in operating assets and liabilities in the aggregate amounts of $431,291 and $279,908, respectively.

Net Cash Used in Investing Activities for the Six-Month Periods Ended June 30, 2017 and June 30, 2016

Net cash used in investing activities was $4,489 and $46,397 for the six-month periods ended June 30, 2017, and 2016, respectively, and was used to purchase equipment (such as computers, R&D and office equipment).

Net Cash Provided by Financing Activities for the Six-Month Periods Ended June 30, 2017 and June 30, 2016

Net cash provided by financing activities was $4,520,229 and $3,745,726 for the six-month period ended June 30, 2017 and 2016, respectively.  Cash provided by financing activities for the six-month period ended June 30, 2017 and 2016 reflected net capital raised from the issuance of Series C Units.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.          Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
3.3	Bylaws of Integrity Applications, Inc. (1)
3.4	Certificate of Designation of Preferences and Rights of Series A 5% Convertible Preferred Stock (2)
3.5	Certificate of Designation of Preferences and Rights of Series B 5.5% Convertible Preferred Stock (3)
3.6	Certificate of Designation of Preferences and Rights of Series C 5.5% Convertible Preferred Stock (4)
4.1	Form of Securities Purchase Agreement (4)
4.2	Form of Series C-1 Common Stock Purchase Warrant (4)
4.3	Form of Series C-2 Common Stock Purchase Warrant (4)
4.4	Form of Registration Rights Agreement (4)
10.1 *	Letter Agreement, effective as of April 7, 2017, among Integrity Applications, Inc., A.D. Integrity Applications Ltd., and Avner Gal (6)
10.2 *	First Amendment to Employment Agreement, effective as of April 7, 2017, between Integrity Applications, Inc. and John Graham (6)
10.3 *	Amended and Restated Personal Employment Agreement, effective as of April 7, 2017, between A.D. Integrity Applications Ltd. and David Malka (6)
10.4 *	Amendment No. 2 to Integrity Applications, Inc. 2010 Incentive Compensation Plan (6)
10.5*	Letter Agreement, effective as of April 7, 2017, among Integrity Applications, Inc. and Angela Strand
10.6*	Personal Employment Agreement between Integrity Applications, Inc. and David Podwalski
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (7)
101.SCH	XBRL Schema Document (7)
101.CAL	XBRL Calculation Linkbase Document (7)
101.LAB	XBRL Label Linkbase Document (7)
101.PRE	XBRL Presentation Linkbase Document (7)
101.DEF	XBRL Definition Linkbase Document (7)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on August 22, 2011, which exhibit is incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 18, 2013, which exhibit is incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on September 5, 2014, which exhibit is incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 14, 2016, which exhibit is incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2017, which exhibit is incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 13, 2017, which exhibit is incorporated herein by reference.

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

Dated:  August 14, 2017

INTEGRITY APPLICATIONS, INC. By: /s/ John Graham Name: John Graham Title: Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
By: /s/ John Graham Name: John Graham Title: Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX
Exhibit No.	Description
3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
3.3	Bylaws of Integrity Applications, Inc. (1)
3.4	Certificate of Designation of Preferences and Rights of Series A 5% Convertible Preferred Stock (2)
3.5	Certificate of Designation of Preferences and Rights of Series B 5.5% Convertible Preferred Stock (3)
3.6	Certificate of Designation of Preferences and Rights of Series C 5.5% Convertible Preferred Stock (4)
4.1	Form of Securities Purchase Agreement (4)
4.2	Form of Series C-1 Common Stock Purchase Warrant (4)
4.3	Form of Series C-2 Common Stock Purchase Warrant (4)
4.4	Form of Registration Rights Agreement (4)
10.1 *	Letter Agreement, effective as of April 7, 2017, among Integrity Applications, Inc., A.D. Integrity Applications Ltd., and Avner Gal (6)
10.2 *	First Amendment to Employment Agreement, effective as of April 7, 2017, between Integrity Applications, Inc. and John Graham (6)
10.3 *	Amended and Restated Personal Employment Agreement, effective as of April 7, 2017, between A.D. Integrity Applications Ltd. and David Malka (6)
10.4 *	Amendment No. 2 to Integrity Applications, Inc. 2010 Incentive Compensation Plan (6)
10.5*	Letter Agreement, effective as of April 7, 2017, among Integrity Applications, Inc. and Angela Strand
10.6*	Personal Employment Agreement between Integrity Applications, Inc. and David Podwalski
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (7)
101.SCH	XBRL Schema Document (7)
101.CAL	XBRL Calculation Linkbase Document (7)
101.LAB	XBRL Label Linkbase Document (7)
101.PRE	XBRL Presentation Linkbase Document (7)
101.DEF	XBRL Definition Linkbase Document (7)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on August 22, 2011, which exhibit is incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 18, 2013, which exhibit is incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on September 5, 2014, which exhibit is incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 14, 2016, which exhibit is incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2017, which exhibit is incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 13, 2017, which exhibit is incorporated herein by reference.

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