Form 10-Q
period 2017-09-30
Integrity Applications, Inc.
filed 2017-11-14
CIK 1506983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
Form 10-Q
———————————
(Mark One)
☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2017

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

Yes ☐          No ☒

As of November 14, 2017, 6,521,993 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

TABLE OF CONTENTS

INTEGRITY APPLICATIONS, INC.

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	September 30, 2017	December 31, 2016
	(unaudited)
A S S E T S
Current Assets
Cash and cash equivalents	461,708	148,836
Accounts receivable, net	119,123	92,061
Inventories	1,494,208	1,419,604
Other current assets	122,038	356,994
Total current assets	2,197,077	2,017,495
Property and Equipment, Net	230,309	240,452
Long-Term Restricted Cash	38,868	35,673
Funds in Respect of Employee Rights Upon Retirement	182,309	167,326
Total assets	2,648,563	2,460,946
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	1,985,797	1,634,642
Other current liabilities	958,065	713,549
Total current liabilities	2,943,862	2,348,191
Long-Term Liabilities
Long-Term Loans from Stockholders	176,870	162,034
Liability for Employee Rights Upon Retirement	182,310	176,719
Warrants with down-round protection	767,887	681,970
Total long-term liabilities	1,127,067	1,020,723
Total liabilities	4,070,929	3,368,914
Temporary Equity
Convertible Preferred Stock of $ 0.001 par value (“Preferred Stock”):
10,000,000 shares of Preferred Stock authorized as of September 30, 2017 and December 31, 2016; 376 shares of Series A Preferred Stock issued and outstanding as of June 30, 2017 and December 31, 2016	221,152	221,152
15,031 shares of Series B Preferred Stock issued and outstanding as of September 30, 2017 and December 31, 2016	6,715,844	6,715,844
12,004 and 5,829 shares of Series C Preferred Stock issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	6,484,337	3,104,466
Total temporary equity	13,421,333	10,041,462
Stockholders’ Deficit
Common Stock of $ 0.001 par value (“Common Stock”):
40,000,000 shares authorized as of September 30, 2017 and December 31, 2016; 6,521,993 and 6,026,527 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	6,525	6,028
Additional paid in capital	29,310,432	24,586,142
Accumulated other comprehensive income	114,936	62,576
Accumulated deficit	(44,275,592)	(35,604,176)
Total stockholders’ deficit	(14,843,699)	(10,949,430)
Total liabilities, temporary equity and stockholders’ deficit	2,648,563	2,460,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)
	Nine-month period ended September 30,		Three-month period ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Revenues	125,881	482,177	20,900	11,299
Research and development expenses	1,833,841	2,226,833	635,478	695,437
Selling and marketing expenses	1,064,048	939.264	465,814	325,143
General and administrative expenses	5,124,048	1,650,240	1,567,970	477,052
Total operating expenses	8,021,937	4,816,337	2,669,262	1,497,632
Operating loss	7,896,056	4,334,160	2,648,362	1,486,333
Financing income, net	223,790	63,654	63,622	31,589
Loss for the period	7,672,266	4,270,506	2,584,740	1,454,744
Other comprehensive (income) loss:
Foreign currency translation loss (income)	(52,360)	10,383	12,076	(19,656)
Comprehensive loss for the period	7,619,906	4,280,889	2,596,816	1,435,088
Loss per share (Basic and Diluted)	(1.40)	(0.84)	(0.44)	(0.30)
Common shares used in computing loss per share (Basic and Diluted)	6,207,844	5,746,838	6,386,772	5,806,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	US dollars (except share data)
	(unaudited)
	Number of shares	Common Stock Amount	Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	Total Stockholders’ deficit
Balance as of January 1, 2017	6,026,527	6,028	24,586,142	62,576	(35,604,176)	(10,949,430)
Loss for the period of nine months					(7,672,266)	(7,672,266)
Other comprehensive income				52,360		52,360
Amounts allocated to Series C-1 and Series C-2 Warrants, net			1,672,766			1,672,766
Stock dividend on Series C Preferred Stock	154,869	156	370,169		(370,325)
Stock dividend on Series B Preferred Stock	256,450	257	609,325		(609,582)
Cash dividend on Series A Preferred Stock					(19,243)	(19,243)
Stock-based compensation	84,147	84	2,072,030			2,072,114
Balance as of September 30, 2017	6,521,993	6,525	29,310,432	114,936	(44,275,592)	(14,843,699)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Nine-month period ended September 30,
	2017	2016
	(unaudited)
Cash flows from operating activities:
Loss for the period	(7,672,266)	(4,270,506)
Adjustments to reconcile loss for the period to net cash used in operating activities:
Depreciation	50,341	41,951
Stock-based compensation	2,072,030	55,405
Remeasurement adjustment of warrants issued to placement agent	-	211,077
Change in the fair value of Warrants with down-round protection	(240,613)	(110,498)
Linkage difference on principal of loans from stockholders	373	27
Changes in assets and liabilities:
(Increase) in accounts receivable	(18,748)	(51,356)
Decrease in inventory	49,255	170,274
Decrease in other current assets	256,997	157,149
(Decrease) increase in accounts payable	235,138	(815,795)
Increase in other current liabilities	170,632	265,983
Decrease in liability for employee rights upon retirement	(10,148)	-
Net cash used in operating activities	(5,107,009)	(4,346,289)
Cash flows from investing activities:
Purchase of property and equipment	(19,467)	(75,269)
Net cash used in investing activities	(19,497)	(75,269)
Cash flows from financing activities:
Cash dividend on Series A Preferred Stock	(5,143)	(13,529)
Proceeds allocated to Series C Preferred Stock, net of cash issuance expenses	3,598,254	3,021,063
Proceeds allocated to Series C Warrants, net of cash issuance expenses	1,780,963	1,496,077
Net cash provided by financing activities	5,374,074	4,503,611
Effect of exchange rate changes on cash and cash equivalents	65,274	5,405
Increase in cash and cash equivalents	312,872	87,458
Cash and cash equivalents at beginning of the period	148,836	608,701
Cash and cash equivalents at end of the period	461,708	696,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

Supplementary information on financing activities not involving cash flows (unaudited):

During the nine-month period ended September 30, 2017, $609,852 and $370,325, representing the fair value of the shares of Common Stock issued to owners of Series B Preferred Stock and owners of Series C Preferred Stock, respectively, were accounted for as stock dividends in the statement of changes in stockholders’ deficit and was charged to accumulated deficit against additional paid in capital and Common Stock therein.

During the three months ended September 30, 2017, the Company accrued a cash dividend in the amount of $4,700, in the aggregate, to be paid to holders of its Series A Preferred Stock and a stock dividend in the amount of $211,665, in the aggregate, representing the fair value of the shares of Common Stock to be issued to owners of Series B Preferred Stock and of Series C Preferred Stock, in lieu of cash dividends. The Company has not paid such dividends, plus interest at a rate of 9% per annum, as of the date of this filing.

During the nine-month period ended September 30, 2017, $359,650, representing the fair value of warrants issued as consideration for placement agent services, was accounted for as Warrants with down-round protection within long-term liabilities.  Of these direct issuance expenses, $141,267 was allocated to the Series C-1 and Series C-2 Warrants and was recorded as a reduction of additional paid in capital, and $218,383 was allocated to the Series C Preferred Stock and recorded as a reduction of temporary equity.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1          –     GENERAL

A.
Integrity Applications, Inc. (the “Company”) was incorporated on May 18, 2010 under the laws of the State of Delaware.  On July 15, 2010, Integrity Acquisition Corp. Ltd. (hereinafter:  “Integrity Acquisition”), a wholly owned Israeli subsidiary of the Company, which was established on May 23, 2010, completed a merger with A.D. Integrity Applications Ltd. (hereinafter:  “Integrity Israel”), an Israeli corporation. Pursuant to the merger, all equity holders of Integrity Israel received the same proportional ownership in the Company as they had in Integrity Israel prior to the merger.  Following the merger, Integrity Israel remained a wholly-owned subsidiary of the Company.  As the merger transaction constituted a structural reorganization, the merger has been accounted for at historical cost in a manner similar to a pooling of interests.  Integrity Israel was incorporated in 2001 and commenced its operations in 2002.  Integrity Israel, a medical device company, focuses on the design, development and commercialization of non-invasive glucose monitoring devices for use by people with diabetes and pre-diabetes.

B.	Going concern uncertainty

Since its incorporation, the Company did not conduct any material operations other than those carried out by Integrity Israel.  The development and commercialization of Integrity Israel’s product is expected to require substantial expenditures.  Integrity Israel and the Company (collectively, the “Group”) have not yet generated significant revenues from operations, and therefore they are dependent upon external sources for financing their operations.  As of September 30, 2017, the Group has incurred an accumulated deficit of $44,275,592, a stockholder’s deficit of $14,843,699 and negative operating cash flows.  Management considered the significance of such conditions in relation to the Group’s ability to meet its current and future obligations and determined that these conditions raise substantial doubt about the Group’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  To fund its operations the Company has raised funds through the issuance of its equities, which include the offering of (a) Series A Units, consisting of shares of Series A Convertible Preferred Stock and Series A Warrants to purchase shares of the Company’s Common Stock; (b) Series B Units, consisting of shares of Series B Convertible Preferred Stock, Series B-1 Warrants to purchase shares of Common Stock, and Series B-2 Warrants to purchase shares of Common Stock; and (c) Series C Units, consisting of shares of Series C Convertible Preferred Stock, Series C-1 Warrants to purchase shares of Common Stock, and Series C-2 Warrants to purchase shares of Common Stock.

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

The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any future period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary.  Significant intercompany balances and transactions have been eliminated in consolidation.

B.	Warrants with down-round protection

The Company has determined its derivative warrant liability with respect to the remaining Series A Warrants and warrants issued to Andrew Garrett, Inc., (“AGI”) as part of the Series A Unit offering, the Series B Unit offering and the Series C Unit offering to be a Level 3 fair value measurement and has used the Binomial trees pricing model to calculate its fair value.  Because the warrants contain a down round protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 2          –      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The changes in the fair value of the Level 3 liability are as follows (in US dollars):

	Warrants with down-round Protection September 30,
	2017	2016
	(unaudited)
Balance, Beginning of the period	681,970	321,695
Warrants issued as consideration for placement services	359,650	282,221
Amount classified out of stockholders’ deficit and presented as Warrants with down-round protection	-	341,662
Change in fair value Warrants with down-round protection	(273,733)	(110,498)
Balance, End of period	767,887	835,080

The key inputs used in the fair value calculations were as follows:

	September 30,
	2017	2016
Dividend yield (%)	-	-
Expected volatility (%) (*)	56.59	62.16
Risk free interest rate (%)	0.92	0.72-1.21
Expected term of options (years)	0.45-4.83	1.45-5.00
Exercise price (US dollars)	4.50, 7.75	4.50, 7.75
Share price (US dollars) (**)	2.38	2.38
Fair value (US dollars) (***)	0.02-0.74	0.26-0.60

(*)
Due to the low trading volume of the Company’s Common Stock, the expected volatility was based on the historical volatility of the share price of other public companies that operate in the same industry sector as the Company.

(**)
The Common Stock price, per share reflects the Company’s management’s estimation of the fair value per share of Common Stock as of September 30, 2017 and 2016.  In reaching its estimation for such periods, management considered, among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series C Units.

(***)	The below chart reflects the Fair Value for each of the Warrants with down-round Protection that were outstanding as of September 30, 2017 in US dollars.

Investors	AGI– Series A	AG- - Series B	AGI – Series C	AGI – Series C
			Minimum	Maximum
0.02	0.36	0.36	0.29	0.74

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 2          –      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

C.	Recently issued accounting pronouncements

1.	Accounting Standards Update 2014-09, “Revenue from Contracts with Customers”

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

1.
On June 7, 2017, the Board of Directors (the “Board”) of Integrity Applications, Inc. (the “Company”) appointed David Podwalski as the Chief Commercial Officer of the Company, effective as of June 26, 2017 (the “Effective Date”).

On June 7, 2017, the Company entered into an employment agreement (the “Employment Agreement”) with Mr. Podwalski to serve as Chief Commercial Officer of the Company.  Under the Employment Agreement, Mr. Podwalski will (1) receive a base salary of $240,000 per year (“Base Salary”); (2) receive a sign-on bonus of $25,000, payable on the six month anniversary of the Effective Date, subject to his continued employment through and on such payment date; (3) be eligible to receive an annual performance bonus, having a minimum bonus opportunity equal to 20% of his current Base Salary based upon 80% achievement of performance criteria (the “Minimum Performance Goal”), a target bonus opportunity equal to 25% of his current Base Salary based upon 100% achievement of performance criteria, and a maximum bonus opportunity equal to 37.5% of his current Base Salary based upon 150% achievement of performance criteria (the “Maximum Performance Goal”), provided, however, that such performance bonus will be determined using straight-line interpolation of the level of achievement between the Minimum Performance Goal and the Maximum Performance Goal; and (4)  receive an initial stock option grant to purchase shares of common stock, par value $0.001 per share, of the Company (“Common Stock”) equal to 1% of the total fully diluted shares of Common Stock as of the Effective Date, with an exercise price of $4.50 per share or the fair market value of a share of Common Stock on the grant date, whichever is greater, vesting monthly over a three year period commencing on the Effective Date, subject to his continued employment through and on each such vesting date (the total fair value of the grant as of the effective date is approximately 270 thousand).

The Employment Agreement is terminable by the Company on 90 days written notice and by Mr. Podwalski on 30 days written notice.  The Employment Agreement is immediately terminable by the Company for Cause (as defined in the Employment Agreement) without the payment of severance.  The Employment Agreement contains non-compete obligations applicable during the term of the agreement and for one year thereafter and confidentiality obligations that survive the termination of the agreement indefinitely.

Non-Executive Director and Interim Officer Compensation

2.	On May 23, 2017, the Board approved the following compensation for all non-employee directors and interim officers serving on the Board:

•
an annual cash payment to each non-employee director and interim officer of the Company in the amount of $35,000, payable in four equal quarterly installments of $8,750 each on the last day of each calendar quarter commencing with the fourth quarter of 2017, subject to their continued service as of each such date;

•
an additional annual cash payment to each member of a Board committee in the amount of $5,000, payable in four equal quarterly installments of $1,250 each on the last day of each calendar quarter commencing with the second quarter of 2017, subject to their continued service as of each such date;

•
an additional annual cash payment to the chairperson of a Board committee in the amount of $12,500, payable in four equal quarterly installments of $3,125 each on the last day of each calendar quarter commencing with the second quarter of 2017, subject to their continued service as of each such date;

•
the grant to each non-employee director and each interim officer of the Company of a one-time award of options to purchase up to an aggregate of 14,894 shares of the Company's common stock, par value $0.001 per share ("Common Stock"), at an exercise price of $4.50, under and pursuant to the Company's 2010 Incentive Compensation Plan, as amended (the "Plan"), which options vest in 12 equal monthly increments commencing as of June 1, 2017 (subject to their continued service as of each such date) and have a term of 10 years (the "Director Option Awards")

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 3          –          RECENT EVENTS (cont.)

•
the grant to each non-employee director and each interim officer of the Company of an award of Restricted Stock Units ("RSUs"), to be granted on June 1, 2017 and vesting on June 1, 2018, with a cash value of $45,000 based on the 30-day volume weighted average price of the Company's Common Stock on June 1, 2017, subject to their continued service on and through such date, and settled on such date as they elect or upon termination of their service with the Company; and

•	An additional annual cash payment to the vice chairperson of the Board in the amount of $20,000, payable in RSUs under the same vesting terms

3.
On May 4, 2017, the Board of Directors unanimously voted to appoint Angela Strand, a member of the Board of Directors, as the interim Chief Strategy Officer of the Company, effective as of May 1, 2017 through September 30, 2017.

4.
On May 5, 2017, the Company entered into a letter agreement (the “Strand Employment Agreement”) with Ms. Angela Strand confirming her appointment as interim Chief Strategy Officer of the Company during the Term.  Pursuant to the terms of the Strand Employment Agreement, Ms. Strand will receive compensation of $150,000 for the Term, paid monthly on the schedule mutually agreed upon by the parties.

5.
Effective April 7, 2017 (the “Gal Effective Date”), the Company and Integrity Israel entered into a letter agreement with Avner Gal whereby Mr. Gal separated from his employment and directorship at the Company and act as a part time consultant to the Company (the “Gal Agreement”).  Pursuant to the terms of the Gal Agreement, and as consideration for Mr. Gal’s separation from employment and services as a consultant, the Company agreed, among other things, to (a) pay Mr. Gal an amount equal to his Salary (as defined in the Gal Employment Agreement) and other financial benefits Mr. Gal was entitled to receive under the Employment Agreement entered into by and between Integrity Israel and Mr. Gal in October 2010 (the “Gal Employment Agreement”), that would have been paid to Mr. Gal during the Notice Period (as defined in the Gal Employment Agreement), in lieu of such prior notice; (b) modify the Adjustment Period, pursuant to section 19 of the Gal Employment Agreement, to 24 Salaries (as defined in the Gal Employment Agreement), including all the benefits mentioned in the Gal Employment Agreement, provided Mr. Gal does not work or provide services to a company in direct competition with the Company; (c) accelerate the vesting of 88,259 outstanding unvested options to purchase Common Stock, at an exercise price per share equal to $6.25, held by Mr. Gal as of the Gal Effective Date, as the original performance conditions was not expected to be satisfied as of the date modification of the terms, the fair value of such grant was measured based on the fair value of the modified award at the modification date. Such amount was measured as approximately 51 thousand. (d) extend the term of all outstanding options (vested and unvested) held by Mr. Gal to be exercisable for five years from the Gal Effective Date, with respect to all vested options, at the modification date the company recognized compensation cost in an amount equal to the excess amount of the fair value of the modified award as of the modification date over the fair value of the original award immediately Before the terms were modified. and (e) grant Mr. Gal an option to purchase up to 300,000 shares of Common Stock of the Company having an exercise price per share equal to $4.50 and an option to purchase up to an additional 50,000 shares of common stock of the Company having an exercise price per share equal to $7.75 (collectively, the “Options”). The Options vest monthly over a 24 months period following the date of grant.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 3          –          RECENT EVENTS (cont.)

6.
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

7.
Effective April 7, 2017, Integrity Israel entered into an amended and restated personal employment agreement (the “Malka Employment Agreement”) with David Malka for his continued service as Vice President of Operations of the Company and Integrity Israel, effective as of March 20, 2017 (the “Malka Effective Date”).  Pursuant to the terms of the Malka Employment Agreement, Mr. Malka (a) receives a base monthly salary of NIS 20,000 (approximately $5,480 based on an exchange rate of 3.65 NIS / 1 USD in effect on April 7, 2017), which may increase to NIS 35,000 per month (approximately $9,590 using the same exchange rate) in the event certain performance milestones are met (the “Malka Base Salary”); (b) will be eligible to earn an annual performance bonus between 420-864% of the Malka Base Salary, subject to certain performance criteria to be established by the Board of Directors within the first ninety (90) days of each fiscal year; (c) will be eligible to earn a retention bonus equal to 60% of the aggregate Malka Base Salary earned through the one-year anniversary of the Malka Effective Date, payable thirty days following the one-year anniversary of the Malka Effective Date and provided that Mr. Malka remains employed with Integrity Israel through and on the one-year anniversary of the Malka Effective Date; (d) received a modification to the terms of his option to purchase Common Stock at an exercise price per share equal to $6.25 whereby the unvested portion of such options will accelerate and will be immediately exercisable, effective as of the Malka Effective Date, as the original performance conditions was not expected to be satisfied as of the date modification of the terms, the fair value of such grant was measured based on the fair value of the modified award at the modification date. And (e) received certain additional equity awards (pursuant to the Company’s 2010 Incentive Compensation Plan, as amended) under the terms and conditions as set forth in the Malka Employment Agreement.  In addition, the Malka Employment Agreement provides for the payment of certain social benefits and the use of a company car.  The Malka Employment Agreement is terminable by Integrity Israel and Mr. Malka on 90 days’ prior written notice (the “Malka Notice Period”), without Cause, or immediately by Integrity Israel for Cause (as defined in the Malka Employment Agreement). Integrity Israel may terminate Mr. Malka’s employment without Cause prior to the expiration of the Malka Notice Period, but will be required to pay Mr. Malka a severance fee equal to the Malka Base Salary plus the financial value of all other benefits Mr. Malka would have been entitled to receive in respect of the portion of the Malka Notice Period which was forfeited.

8.
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

9.
On July 31, 2017, the Company, entered into a securities purchase agreement with certain accredited investors pursuant to which, the Company issued to the Purchasers an aggregate of 1,000 Series C Units.  The shares of Series C Preferred Stock comprising the Units are convertible into an aggregate of 222,236 shares of Common Stock, and the Series C-1 Warrants and Series C-2 Warrants (collectively, the “Series C Warrants”) comprising the Units are exercisable for an aggregate of 444,472 shares of Common Stock, in each case subject to certain adjustments.  The Company received aggregate gross proceeds of $1,000,000 from the sale of the Units.

The sale of the Units pursuant to the securities purchase agreement was the twelfth closing of an offering of Units by the Company.  The first, second, third, fourth, fifth, sixth, seventh, eighth, ninth, tenth  and eleventh closings, involving the sale by the Company of an aggregate of 1,133 Units, 1,351 Units, 890.5 Units, 1,050.65 Units, 540 Units, 357.75 Units, 506 Units, 403.9 Units, 2,560 Units, 1,551 Units and 660 Units, respectively (collectively, the “Prior Issuances”), were disclosed by the Company in Current Reports on Form 8-K filed by the Company with the SEC on April 14, 2016, May 4, 2016, June 6, 2016, July 7, 2016, September 7, 2016, October 7, 2016, December 5, 2016, January 9, 2017, March 14, 2017, May 3, 2017 and June 23, 2017, respectively (collectively, the “Prior 8-Ks”), each of which is incorporated herein by reference.

Between April 2016 and December 31, 2016, and during the first nine months of 2017, the Company received aggregate net proceeds of approximately $4.9 million and $5.4 million, respectively (net of related cash expenses), from the issuance and sale in a private placement transaction, at a price of $1,000 per unit, of 12,003.80 Series C Units.  As of September 30, 2017, the shares of Series C Preferred Stock comprising the Series C Units are convertible into an aggregate of 2,667,539 shares of Common Stock, and the Series C Warrants comprising the Series C Units are exercisable for an aggregate of 5,335,079 shares of Common Stock, in each case subject to adjustment in certain circumstances.

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with AGI, at the initial closing of the sale of the Series C Units, the Company paid AGI, as a commission, an amount equal to 6% of the aggregate sales price of the Series C Units, plus 4% of the aggregate sales price as a management fee plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series C Units.  At the end of the second, third, fourth, fifth, sixth, seventh, eighth, ninth, tenth, eleventh and twelfth closings of the sale of the Series C Units, the Company paid AGI, as a commission, an amount equal to 10% of the aggregate sales price of the Series C Units sold in such closing, plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series C Units sold in such closing.  In addition, pursuant to the Placement Agent Agreement, the Company is required to issue to AGI: (a) 5-year warrants to purchase up to 533,509 shares of Common Stock at an exercise price of $4.50 per share and (b) 5-year warrants to purchase up to 266,753 shares of Common Stock at an exercise price of $7.75 per share.  The terms of such warrants are substantially similar to the Series C Warrants except that the warrants issued to AGI are exercisable on a cashless basis and include full ratchet anti-dilution protection.

Following below is a summary of the entire series C issuances:

	Year ended December 31, 2016	Nine-month period ended September 30, 2017
	Thousands of U.S. $ (except units sold) (unaudited)
Number of units sold	5,828.9	6,174.9
Gross amount	5,829	6,175
Net of related cash expenses	4,951	5,379
Net amount	4,642	5,019

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

As of September 30, 2017, none of the remaining Series A or B Unit holders asked the company to amend the terms of their Units to series c units.

Upon their initial recognition, the Series C Preferred (classified as temporary equity) and the detachable Series C Warrants (classified as equity) were measured based on the relative fair value basis and were presented net of the direct issuance expenses that were allocated to them.

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

10.
In September 2017, the Compensation Committee and the Board of Directors approved an increase of Sami Sassoun (C.F.O) and Eugene Naidis’s (VP R&D) base salaries to NIS 47,250 per month (approximately US$161,513 annually) and NIS 43,200 (US$147,660 annually), respectively, which shall only start to take effect after the Company has completed the next round of financing and has sufficient funds to finance operations. The Compensation Committee and the Board of Directors also approved certain on-target performance bonus at 35% of Mr. Sassoun and Mr. Naidis’s respective annual base salary and grant of stock options (pursuant to the Company’s 2010 Incentive Compensation Plan, as amended) equating to 1% of the fully diluted number of shares of the Company after the closing of the offering of Series C Units, with a strike price of US$4.50, with three-year monthly vesting commencing on the first month after the effective date.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 4          –       INVENTORIES

	US dollars
	September 30, 2017	December 31, 2016
	(unaudited)
Raw materials	661,609	735,201
Work in process	828,146	633,132
Finished products	4,453	51,271
	1,494,208	1,419,604

NOTE 5          –          OTHER CURRENT LIABILITIES

	US dollars
	September 30, 2017	December 31, 2016
	(unaudited)
Employees and related institutions	337,377	363,738
Accrued expenses	607,595	261,651
Other current liabilities	13,093	88,160
	958,065	713,549

NOTE 6          –          FINANCING INCOME, NET

	US dollars		US dollars
	Nine-month period ended September 30,		Three-month period ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Israeli CPI linkage difference on principal of loans from stockholders	373	27	347	666
Exchange rate differences	30,154	33,329	12,960	9,118
Change in fair value of Warrants with down-round protection	(273,733)	(110,498)	(82,658)	(46,286)
Interest expenses on credit from banks and other	19,416	13,488	5,729	4,913
	(223,790)	(63,654)	(63,622)	(31,589)

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 7          –      LOSS PER SHARE

In periods of net loss, basic loss per share is computed by dividing net loss for the period after consideration of the effect of dividends on preferred stock by the weighted average number of shares outstanding during the period.

The loss and the weighted average number of shares used in computing basic and diluted loss per share for the nine and three-month periods ended September 30, 2017 and 2016 are as follows:

	US dollars		US dollars
	Nine-month period ended September 30,		Three-month period ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Loss for the period	(7,672,266)	(4,270,506)	(2,584,740)	(1,454,744)
Cash dividend on Series A Preferred Stock	(19,243)	(13,529)	(12,529)	(4,076)
Stock dividend on Series B Preferred Stock	(609,582)	(449,051)	(117,914)	(194,950)
Stock dividend on Series C Preferred Stock	(370,325)	(80,082)	(93,751)	(59,727)
Loss for the period attributable to common stockholders	(8,671,416)	(4,813,168)	(2,808,934)	(1,713,497)

	Number of shares		Number of shares
	Nine-month period ended September 30,		Three-month period ended September 30,
	2017	2016	2017	2016
Number of shares:
Common shares used in computing basic income (loss) per share	6,207,844	5,746,838	6,386,772	5,806,724
Common shares used in computing diluted income (loss) per share	6,207,844	5,746,838	6,386,772	5,806,724
Total weighted average number of common shares related to outstanding convertible Preferred Stock, options and warrants excluded from the calculations of diluted income (loss) per share (*)	20,304,950	12,125,368	23,378,950	13,915,740

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

The GlucoTrack® model DF-F has not yet been approved for commercial sale in the United States.  On August 10, 2015, we submitted pre-submission documents to the FDA in connection with our proposed future application for FDA approval of our U.S. clinical trial protocol.  The pre‑submission documentation was submitted to the FDA in order to obtain the FDA’s guidance regarding the U.S. regulatory pathway for the GlucoTrack® model DF-F, the proper approach to refining the trial protocol and preparing the pre-marketing application.  On October 19, 2015, we met with the FDA to discuss the pre-submission documents, including the approach to and details of the clinical trial protocol for the GlucoTrack® model DF-F.  On May 10, 2016, we submitted a pre-submission supplement (including clinical trial protocol) to the FDA which reflects the feedback received from the FDA at our October 2015 meeting.  On July 18, 2016, we completed a teleconference with the FDA to further discuss our pre-submission supplement.  At the end of this discussion, we received verbal confirmation from the FDA that clinical trials of the GlucoTrack® model DF-F constitute non‑significant risk device studies, which allows the trials to proceed without an Investigational Device Exemption (IDE) application.  Such trials are assessed by the FDA and not considered to present a potential for serious risk to the health, safety or the welfare of subjects.  We have identified and are currently negotiating agreements with two diabetes and endocrinology institutions in the United States, as well as prominent endocrinologists to conduct the clinical trials as primary investigators.  Subject to finalizing these agreements and raising adequate financing to do so, we expect to begin clinical trials in the United States in the second half of 2018.

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

Since receiving CE Mark approval for our GlucoTrack® model DF-F glucose monitoring device, we have expanded our primary focus to include, in addition to research and development activities, preparation for anticipated future mass-production and distribution of the GlucoTrack® model DF-F in EU member countries and other countries that have an MDD Mutual Recognition Agreement with the EU, as well as other countries which consider the CE Mark as a reference for their regulatory or registration requirements.  We have entered into exclusive distribution agreements with more than 15 distributors, and we are continuing negotiations with distributors in additional territories.  The effectiveness of these agreements, in many cases, is subject to the receipt of local regulatory approval or registration, if required, for the commencement of sales of the GlucoTrack® model DF-F in the subject territory.  We cannot provide any assurance that we will receive the required local regulatory approvals in any of the countries in which such approvals are required, and therefore we may never be permitted to commence commercial sales of our products in such territories.  Additional discussions with other potential distributors are also in progress.  Among other jurisdictions, we are in the process of seeking regulatory approval for the GlucoTrack® model DF-F in China where we are in the process of re-negotiating our distribution agreement and are awaiting local regulatory approval. In the event that our re-negotiation with the distributor in China is successful, we expect to receive the regulatory approval in China in the first half of 2018. If the renegotiation is unsuccessful, we plan to seek another distributor in China which may further significantly delay the process of obtaining regulatory approval in China. We currently are not seeking regulatory approval in Japan. We may also seek regulatory approval to market the GlucoTrack® devices in other foreign countries that do not rely on the CE Mark. To the extent that we seek to market our devices in other non-CE Mark countries in the future, we will be required to comply with the applicable regulatory requirements in each such country. Such regulatory requirements vary by country and may be onerous. As a result, no assurance can be given that we will be able to satisfy the regulatory requirements to sell our products in any such country.

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

We have six members on our Board, four of whom are independent.  The Board of Directors has an Audit Committee, Compensation Committee and a Nominating and Corporate Governance Committee, each consisting solely of independent directors. We are continuing to consider expansion of the Board of Directors and the establishment of additional appropriate Board of Directors committees to support the Company.

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

We have not yet generated any material revenues from our operations and, as of September 30, 2017, have incurred an accumulated deficit of $44,275,592, stockholders’ deficit of $14,843,699 and negative operating cash flows.  We currently have no material sources of recurring revenue and therefore are dependent upon external sources for financing our operations.  There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations.  As a result, substantial doubt exists regarding our ability to continue as a going concern.

Recent Developments

On July 31, 2017, the Company, entered into a securities purchase agreement with certain accredited investors pursuant to which, the Company issued to the purchasers an aggregate of 1,000 Series C Units.  The shares of Series C Preferred Stock comprising the Units are convertible into an aggregate of 222,236 shares of Common Stock, and the Series C-1 Warrants and Series C-2 Warrants comprising the Units are exercisable for an aggregate of 444,472 shares of Common Stock, in each case subject to certain adjustments.  The Company received aggregate gross proceeds of $1,000,000 from the sale of the Series C Units.

The sale of the Series C Units pursuant to the securities purchase agreement was the twelfth closing of an offering of Series C Units by the Company.  The first, second, third, fourth, fifth, sixth, seventh, eighth, ninth, tenth  and eleventh closings, involving the sale by the Company of an aggregate of 1,133 Units, 1,351 Units, 890.5 Units, 1,050.65 Units, 540 Units, 357.75 Units, 506 Units, 403.9 Units, 2,560 Units, 1,551 Units and 660 Units, respectively (collectively, the “Prior Issuances”), were disclosed by the Company in Current Reports on Form 8-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on April 14, 2016, May 4, 2016, June 6, 2016, July 7, 2016, September 7, 2016, October 7, 2016, December 5, 2016, January 9, 2017, March 14, 2017, May 3, 2017 and June 23, 2017, respectively (collectively, the “Prior 8-Ks”), each of which is incorporated herein by reference.

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with Andrew Garrett, Inc. (“AGI”), the placement agent for the offering of the Series C Units,, at the closing of the sale of the Series C Units the Company paid AGI, as a commission, an amount (payable in cash and Common Stock) equal to 10% of the aggregate sales price of the Series C Units, plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series C Units.  In addition, pursuant to the Placement Agent Agreement, the Company is required to issue to AGI: (a) 5 year warrants to purchase up to 44,445 shares of Common Stock at an exercise price of $4.50 per share and (b) 5 year warrants to purchase up to 22,223 shares of Common Stock at an exercise price of $7.75 per share.  The terms of these warrants will be substantially similar to the warrants issued to the investors except that the AGI warrants will also be exercisable on a cashless basis and will include full ratchet anti-dilution protection.

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

In September 2017, the Compensation Committee and the Board of Directors approved an increase of Sami Sassoun and Eugene Naidis’s base salaries to NIS 47,250 per month (approximately US$161,513 annually) and NIS 43,200 (US$147,660 annually), respectively, which shall only start to take effect after the Company has completed the next round of financing and has sufficient funds to finance operations. The Compensation Committee and the Board of Directors also approved certain on-target performance bonus at 35% of Mr. Sassoun and Mr. Naidis’s respective annual base salary and grant of stock options

Significant Accounting Policies

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

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the three and nine-month periods ended September 30, 2017 compared with the same period ended September 30, 2016.  The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenues

During the nine-month period ended September 30, 2017, we had revenues of $125,881 from orders for our GlucoTrack® model DF-F glucose monitoring device and personal ear-clip (“PEC”) that are replaced every six months, as compared with $482,177 for the prior-year period.  The decrease in revenues is due primarily to the fact that during the nine-month period ended September 30, 2016 we had revenues which resulted from the approval of the Notified Body in late 2015.

We recognize revenues from sales of the GlucoTrack® model DF-F and PECs when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed and determinable, collectability is reasonably assured and no further obligations exist.

Research and development expenses

Research and development expenses were $1,833,841 for the nine-month period ended September 30, 2017, as compared to $2,226,833 for the prior-year period.  The decrease is attributable primarily to the decrease in our cost of revenues, which is in line with the decrease in revenues. Additionally, during the nine-month period ended September 30, 2016 the Company had higher materials expenses primarily as a result of the engagement of research and development in the initial manufacturing of the GlucoTrack DF-F, and higher regulation related expenses relating primarily to our efforts in seeking regulatory approval for the GlucoTrack® model DF-F in China.

Research and development expenses consist primarily of salaries and other personnel-related expenses, including materials, travel expenses, clinical trials and other expenses.  Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect research and development expenses to increase during the remainder of 2017 and beyond, primarily due to hiring additional personnel and developing our product line, as well as improvement of the GlucoTrack® model DF-F; however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs including specific requirements from customers, development of new GlucoTrack® models and others.

Selling and marketing expenses

Selling and marketing expenses were $1,064,048 for the nine-month period ended September 30, 2017, as compared to $939,264 for the prior-year period.  The increase is attributable to the addition our Chief Commercialization Officer and the related stock based compensation which he received.

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

General and administrative expenses

General and administrative expenses were $5,124,048 for the nine-month period ended September 30, 2017, as compared to $1,650,240 for the prior-year period.  The increase is primarily attributable to severance paid to our former Chairman and CEO of approximately $162,000 as well as stock-based compensation in the amount of $152,000.  In addition, the increase is attributable to a one time signing bonus of $412,500 including employer payroll taxes and stock-based compensation in the amount of approximately $1,939,000 paid to our new Chairman and CEO, recruiting fees of $195,000 and the related professional fees associated with the changes in management.  The company also incurred approximately $245,000 related to stock-based compensation and fees paid to our Board members.

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

Financing income, net

Financing income, net was $223,790 for the nine-month period ended September 30, 2017, as compared to $63,654 for the prior-year period.  The change is primarily attributable to changes in fair market value adjustments relating to our warrants which all include down-round protection.  In accordance with U.S. GAAP, we mark the warrants to market on a quarterly basis based on the fair value estimate derived by using a binomial pricing model, with the changes in fair value recognized as finance expense or income, as applicable, in our consolidated statement of operations.  The decrease in the estimated fair value of our warrants during the nine-month period ended September 30, 2017 and 2016 amounted to $273,733 and $110,498, respectively, resulting primarily from the decrease in the expected term of warrants and the changes in the estimated expected volatility.

Net Loss

Net loss was $7,672,266 for the nine-month period ended September 30, 2017, as compared to $4,270,506 for the prior-year period.  The increase in net loss is attributable primarily to the increase in our general and administrative expenses, as described above.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenues

During the three-month period ended September 30, 2017, we had revenues of $20,900 from orders for our GlucoTrack® model DF-F glucose monitoring device and PECs that are replaced every six months, as compared with $11,299 for the prior-year period.

We recognize revenues from sales of the GlucoTrack® model DF-F and PECs when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed and determinable, collectability is reasonably assured and no further obligations exist.

Research and development expenses

Research and development expenses were $635,478 for the three-month period ended September 30, 2017, as compared to $695,437 for the prior-year period.  The decrease is attributable to the fact that during the three-month period September 30, 2016 the Company had higher materials expenses primarily as a result of the engagement of research and development in the initial manufacturing of the GlucoTrack DF-F, and higher regulation related expenses relating primarily to our efforts in seeking regulatory approval for the GlucoTrack® model DF-F in China.

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

Selling and marketing expenses

Selling and marketing expenses were $465,814 for the three-month period ended September 30, 2017, as compared to $325,143 for the prior-year period. The increase is attributable to the addition our Chief Commercialization Officer and the related stock based compensation which he received

Selling and marketing expenses consist primarily of salaries, travel expenses and other related expenses.  Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect selling and marketing expenses to increase during the remainder of 2017 and beyond as we continue our focus on marketing and sales of the GlucoTrack® model DF-F; however, we may adjust or allocate the level of our marketing based on available financial resources and based on our commercial needs including the FDA registration process, specific requirements from customers, development of new GlucoTrack® models and others.

General and administrative expenses

General and administrative expenses were $1,567,970 for the three-month period ended September 30, 2017, as compared to $477,052 for the prior-year period.  The increase is primarily attributable to compensation and stock-based compensation paid to our current Chairman and CEO of approximately $724,345 during the three-month period ended September 30, 2017. In addition, we incurred an increase of our legal fees of approximately $212,000 during the three-month period ended September 30, 2017.

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

Financing income.net

Financing income, net was $63,622 for the three-month period ended September 30, 2017, as compared to a loss of $31,589 for the prior-year period.  The change is primarily attributable to changes in fair market value adjustments relating to our warrants.  In accordance with U.S. GAAP, we mark the warrants to market on a quarterly basis based on the fair value estimate derived by using a binomial pricing model, with the changes in fair value recognized as finance expense or income, as applicable, in our consolidated statement of operations.  The decrease in the estimated fair value of our warrants during the three-month period ended September 30, 2017 and 2016 amounted to $82,658 and $46,286, respectively, resulting primarily from the decrease in the expected term of warrants and the changes in the estimated expected volatility.

Net Loss

Net loss was $2,584,740 for the three-month period ended September 30, 2017, as compared to $1,454,744 for the prior-year period.  The increase in net loss is attributable primarily to the increase in our general and administrative expenses, as described above.

Liquidity and Capital Resources

As of September 30, 2017, cash on hand was approximately $462,000.  During the first nine months of 2017 we received aggregate net proceeds of approximately $5.4 million (net of related cash expenses) from the issuance and sale of Series C Units.  During the first nine months of 2017, we did not collect a material amount in cash proceeds from the fulfillment of orders for our improved GlucoTrack® model DF-F.  While we expect to generate additional cash from sales, we do not anticipate that our income from operations will be sufficient to sustain our operations in the next 12 months.  Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents will enable us to operate for a period of less than three months from the date of this report.  In order to fund our anticipated liquidity needs beyond such period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need to raise additional capital.

We have a credit line with Bank HaPoalim of NIS 150,000 (approximately $42,505 based on the exchange rate of 3.529 NIS/dollar as of September 30, 2017).  Borrowings under the line of credit are secured by our funds on deposit with the bank at the time of borrowing, which generally must be sufficient to cover the principal amount of the borrowings in full.

Messrs. Avner Gal and Zvi Cohen collectively loaned Integrity Israel NIS 176,000 ($49,872 based on the same exchange rate) on May 15, 2002 pursuant to Board approval. Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned Integrity Israel NIS 336,300 ($95,296 based on the same exchange rate) on March 16, 2004.  These loans are not required to be repaid until the first year in which we realize profits in our annual statement of operations (accounting profit).  At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales in the relevant quarter, beginning on the quarter following the first year in which we realize profits in our annual statement of operations.  The total amount to be repaid by us to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to us, plus an amount equal to the product of the amount of each payment made by us in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment.  However, notwithstanding the above-mentioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital.  Our Board is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

Integrity Israel is required to pay royalties to the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of the State of Israel at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the development plan up to an amount equal to $93,300, plus interest at LIBOR from the date of grant.  As of September 30, 2017, the contingent liability with respect to royalty payment on future sales equaled approximately $52,453, excluding interest.

Net Cash Used in Operating Activities for the Nine-Month Periods Ended September 30, 2017 and September 30, 2016

Net cash used in operating activities was $5,107,009 and $4,346,289 for the nine-month periods ended September 30, 2017 and 2016, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of $7,672,266 and $4,270,506, respectively, increased by non-cash changes in fair value of warrants of $240,613 and $110,498, respectively and partially offset by the decrease of $2,072,052 related to stock-based compensation as described above in general and administrative expenses. Net cash used in operating activities was also partially offset by changes in operating assets and liabilities in the aggregate amounts of $683,125 and $273,745 respectively.

Net Cash Used in Investing Activities for the Nine-Month Periods Ended September 30, 2017 and September 30, 2016

Net cash used in investing activities was $19,469 and $75,269 for the nine-month periods ended September 30, 2017, and 2016, respectively, and was used to purchase equipment (such as computers, R&D and office equipment).

Net Cash Provided by Financing Activities for the Nine-Month Periods Ended September 30, 2017 and September 30, 2016

Net cash provided by financing activities was $5,374,074 and $4,503,611 for the nine-month period ended September 30, 2017 and 2016, respectively.  Cash provided by financing activities for the nine-month period ended September 30, 2017 and 2016 reflected net capital raised from the issuance of Series C Units.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.          Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
3.3	Bylaws of Integrity Applications, Inc. (1)
3.4	Certificate of Designation of Preferences and Rights of Series A 5% Convertible Preferred Stock (2)
3.5	Certificate of Designation of Preferences and Rights of Series B 5.5% Convertible Preferred Stock (3)
3.6	Certificate of Designation of Preferences and Rights of Series C 5.5% Convertible Preferred Stock (4)
4.1	Form of Securities Purchase Agreement (4)
4.2	Form of Series C-1 Common Stock Purchase Warrant (4)
4.3	Form of Series C-2 Common Stock Purchase Warrant (4)
4.4	Form of Registration Rights Agreement (4)
10.1 *	Letter Agreement, effective as of April 7, 2017, among Integrity Applications, Inc., A.D. Integrity Applications Ltd., and Avner Gal (6)
10.2 *	First Amendment to Employment Agreement, effective as of April 7, 2017, between Integrity Applications, Inc. and John Graham (6)
10.3 *	Amended and Restated Personal Employment Agreement, effective as of April 7, 2017, between A.D. Integrity Applications Ltd. and David Malka (6)
10.4 *	Amendment No. 2 to Integrity Applications, Inc. 2010 Incentive Compensation Plan (6)
10.5*	Personal Employment Agreement between Integrity Applications, Inc. and David Podwalski (7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (8)
101.SCH	XBRL Schema Document (8)
101.CAL	XBRL Calculation Linkbase Document (8)
101.LAB	XBRL Label Linkbase Document (8)
101.PRE	XBRL Presentation Linkbase Document (8)
101.DEF	XBRL Definition Linkbase Document (8)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on August 22, 2011, which exhibit is incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 18, 2013, which exhibit is incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on September 5, 2014, which exhibit is incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 14, 2016, which exhibit is incorporated herein by reference.
(5)
Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 31, 2017, which exhibit is incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 13, 2017, which exhibit is incorporated herein by reference.
(7)
Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, as filed with the SEC on August 14, 2017, which exhibit is incorporated herein by reference.

(8)
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

Dated:  November 14, 2017

INTEGRITY APPLICATIONS, INC. By: /s/ John Graham Name: John Graham Title: Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
By: /s/ Sami Sassoun Name: Sami Sassoun Title: Chief Financial Officer (Principal Financial Officer)