Form 10-K
period 2017-12-31
Integrity Applications, Inc.
filed 2018-03-30
CIK 1506983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting stock held by non-affiliates is $11,483,681 based on the closing price of $2.00 per share of the registrant’s common stock, as reported on the OTCQB on June 30, 2017, the last business day of the registrants most recently completed second fiscal quarter of 2017.

As of March 30, 2018, 7,257,348 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

PART I

Item 1. Business.

Overview

Incorporated in Delaware in May 2010, we are a medical device company focused on the design, development and commercialization of non-invasive glucose monitoring devices for use by people with diabetes and pre-diabetics. On July 15, 2010, we completed a reverse triangular merger with Integrity Israel and Integrity Acquisition Corp. Ltd., an Israeli corporation and a wholly owned subsidiary of ours, pursuant to which Integrity Acquisition Corp. Ltd. merged with and into Integrity Israel and all of the stockholders and option holders of Integrity Israel became entitled to receive shares and options in us in exchange for their shares and options in Integrity Israel (the “Reorganization”). Following the Reorganization, the former equity holders of Integrity Israel were entitled to the same proportional ownership in us as they had in Integrity Israel prior to the Reorganization. As a result of the Reorganization, Integrity Israel became a wholly owned subsidiary of ours. We operate primarily through Integrity Israel.

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

In June 2013, we received the initial Conformité Européene (CE) Mark (indicating the conformity of the Company’s product with health, safety, and environmental protection standards for products sold within the European Economic Area) approval for the GlucoTrack® model DF-F non-invasive glucose monitoring device from DEKRA Certification B.V., our European notified body (the “Notified Body”), which is an entity that has been accredited by a member state of the European Union (“EU”) to assess whether a product to be placed on the market meets certain preordained standards.

This original approval required that the device be re-calibrated every 30 days, with each such re- calibration taking between 2.5 and 3 hours to complete. In March 2014, we received CE Mark approval for six months’ calibration validity of the same device. This approval eliminates the need for monthly re-calibrations and enables the calibration process to be conducted only when the sensor is replaced, once every 6 months. We believe that this is a significant feature of the GlucoTrack® model DF-F. On August 31, 2015, we received a further approval from the Notified Body for improvements to the GlucoTrack® model DF-F to simplify and shorten the initial calibration process for the device (from approximately 2.5 hours to approximately half an hour). All these improvements enhance the competitiveness of the device and its commercial viability. In addition, we received approval from the Notified Body on the updated intended use for the device, which expands the intended user population to include not only Type 2 diabetics, but also people suffering from pre-diabetes conditions, which we believe represents a material expansion of the potential market for the device. In December 2015, we received approval from the Notified Body for further improvements to the GlucoTrack® model DF-F that increase the accuracy and efficacy of the device. As a result of these incremental, but important, enhancements to the performance of the device we believe that the product is ready for commercial launch in specific market segments.

Receipt of the CE Mark allows us to market and sell the GlucoTrack® model DF-F glucose monitoring device in EU member countries that have adopted the European Medical Device Directive (the “MDD”) without being subject to additional national regulations with regard to demonstration of performance and safety. However, although the MDD is applicable throughout the EU, in practice it does not ensure uniform regulation throughout the EU. Accordingly, member countries may apply and enforce the MDD’s terms differently, and certain EU member countries may request or require performance and/or safety data in addition to the MDD’s requirements from time to time, on a case-by-case basis. The CE Mark also permits the sale in countries that have an MDD Mutual Recognition Agreement with the EU. This would include some countries in South East Asia as well as Latin America opening new potential markets for Integrity on a global basis.

Safety and quality are non-negotiables in the medical devices industry. Regulatory requirements are increasingly stringent throughout every step of a product’s life cycle, including service and delivery. More and more, organizations in the industry are expected to demonstrate their quality management processes and ensure best practice in everything they do. ISO 13485,  is an internationally agreed standard that sets out the requirements for a quality management system specific to the medical devices industry.  On February 19, 2016, we received an extension of our ISO 13485:2003 certificate and Annex II certification from the EU.  The ISO 13485:2003 certification signifies that we have met the standards required for company-wide implementation of device quality management system(s).  The scope of the certification is design, development, manufacture and service of non-invasive glucose monitoring systems for home use. Annex II also addresses quality control systems. The certification allows us to self-certify certain modifications and changes and simplifies some of the reporting to and review by the relevant Notified Body. This can shorten the CE-mark review process of future GlucoTrack® model DF-F enhancements or revisions, including software updates and other improvements of the device that do not affect the intended use and/or safety performance. The ISO 13485:2003 and Annex II certifications enable us to potentially reduce the time to market for product sales on new, enhanced or modified GlucoTrack® model DF-F devices.

The GlucoTrack® model DF-F has not yet been approved for commercial sale in the United States. On August 10, 2015, we submitted pre- submission documents to the U.S. Food and Drug Administration (the “FDA”) in connection with our proposed future application for FDA approval of our U.S. clinical trial protocol. The pre-submission documentation was submitted to the FDA in order to obtain the FDA’s guidance regarding the U.S. regulatory pathway for the GlucoTrack® model DF-F, the proper approach to refining the trial protocol and preparing the pre-marketing application. On October 19, 2015, we met with the FDA to discuss the pre-submission documents, including the approach to and details of the clinical trial protocol for the GlucoTrack® model DF-F. On May 10, 2016, we submitted a pre-submission supplement (including clinical trial protocol) to the FDA which reflects the feedback received from the FDA at our October 2015 meeting. On July 18, 2016, we completed a teleconference with the FDA to further discuss our pre-submission supplement. At the end of this discussion, we received verbal confirmation from the FDA that clinical trials of the GlucoTrack® model DF-F constitute non-significant risk device studies, which allows the trials to proceed without an Investigational Device Exemption (IDE) application. Such trials are assessed by the FDA and not considered to present a potential for serious risk to the health, safety or the welfare of subjects. We expect that the regulatory pathway would be that of a de novo 510k, requiring a clinical trial design based on feedback from the agency. The initiation of clinical trials in the USA is subject to ,raising adequate financing to fund the clinical program through completion. If we are unable to raise additional capital of at least $10 million, we do not expect to commence such clinical trials.

Clinical trials conducted recently in Germany by Pfutzner Science & Health Institute, GmbH, headed by Prof. Dr. Andreas Pfutzner, on subjects with Type 2 diabetes and pre-diabetics, as well as at Soroka University Medical Center, Beer-Sheva, Israel, demonstrated favorable results, which were presented on November 10, 2016 by the Company at the 16th annual Diabetes Technology Meeting (DTM), Bethesda, MD in an invited presentation. Most notably, the presentation included data validating that GlucoTrack’s accuracy has increased significantly. Results from the trials show 99.7% of the study data points within the clinically accepted A and B zones of the Consensus Error Grid (which is a new tool for evaluating the accuracy of a blood glucose meter) (Type 2), 99.3% of the study data points were within the clinically accepted A and B zones of the Clarke Error Grid (which is a tool used to quantify the clinical accuracy of blood glucose estimates generated by meters as compared to a reference value), 17.0% Mean Absolute Relative Difference, and 12.9% Median Absolute Relative Difference. In addition, the German trial concluded that the data confirms the performance of the GlucoTrack® among its intended users, including pre-diabetic patients.

In the second half of 2017 we conducted a strategic review of our previous commercial activities. We established a cross-functional task force with the goal of reviewing the current commercial performance in all countries and identifying the critical success factors (CSF’s) necessary for successful commercialization. The CSF’s that were determined to be most important to our future commercial success include: 1) selecting the right distribution partner within countries that have knowledge and experience in diabetes, the appropriate capabilities and proven performance in the sales, marketing, and customer service in support of medical devices, and a commitment to investing the appropriate resources required for a successful launch and building of the business; 2) segmenting and targeting the right customers including key opinion leaders, treating physicians, and diabetes nurses within the healthcare provider communities as well as those patient groups that will benefit most from the use of a non-invasive device; 3) revising the cost structure for GlucoTrack® so that it will be more affordable on a monthly basis for patients; and 4) working with government authorities and health insurance companies to achieve full or partial reimbursement for GlucoTrack® within covered medical plans.

We have started the implementation of this new commercial program by selecting two countries where we will pilot this approach as our proof-of-concept; the Netherlands and Israel. These countries were chosen based on the relatively smaller size of these marketplaces that will allow us to be able to rapidly assess our performance and make adjustments as necessary. On December 22, 2017 we signed an exclusive distribution agreement with a new partner in the Netherlands and are underway with launch preparations for the start of the second quarter of 2018. We are also in negotiations with a new partner for Israel with the goal of launching by the end of the second quarter of 2018. As soon as these two pilots demonstrate that our new strategic approach is successful, we plan to rapidly rollout this approach across major and other European countries in the second half of 2018.

In the meantime, we have assessed the performance of all of our current distributors in Europe and Asia. A number of these agreements have been terminated given that they did not perform in the past and had minimal or no sales over the course of 2017. We are also initiating discussions with our distributors in the remaining countries to focus on changes needed to address the CSF’s for future success with implementation foreseen in the second half of 2018.

We do not own commercial manufacturing facilities and do not intend to build commercial manufacturing facilities of our own in the foreseeable future. We currently utilize a third-party manufacturer in Israel to manufacture the GlucoTrack® model DF-F.  Moreover, in July 2014, we entered into a manufacturing agreement with Wistron Corp. (“Wistron”), a Taiwanese entity and the manufacturing arm of Acer Inc. Pursuant to such agreement, Wistron has agreed to mass produce and service, on a non-exclusive basis, the GlucoTrack® model DF-F and any future products, if any, introduced by us. Pursuant to such agreement, Wistron has also agreed to provide full turn-key manufacturing services for the GlucoTrack® model DF- F, including components procurement, unit assembly, device integration, testing, packaging and delivery to customers (distributors).  In November 2015, we sent a delegation to Wistron’s main production facility in Taiwan to, among other things, inspect the readiness of Wistron’s production line for the GlucoTrack® model DF-F.  Wistron has produced a small pilot batch and recently produced a second pilot batch of the GlucoTrack® model DF-F device. Following the receipt of an official clearance from the Taiwanese authorities on January 11, 2017 and the successful completion of a GMP (Good Manufacturing Practice) audit by the local regulatory authorities in July 2017, the production line for the GlucoTrack® model DF-F is now operational.  We intend to utilize the services of both Wistron and the Israeli third-party manufacturer to produce the GlucoTrack® model DF-F.

In support of the commercialization effort, we intend to conduct further post-market clinical trials, as well as publish scientific and clinical studies, case studies, and white papers. To that end, we have engaged with a leading clinic in Germany, Pfutzner Science & Health Institute, GmbH, headed by Prof. Dr. Andreas Pfutzner, to conduct additional clinical trials on subjects with Type 2 diabetes and pre-diabetics. We anticipate adding additional sites in Europe.

As part of our commercialization activities, in September 2016, we had a booth at the 52nd annual conference of the European Association for Study of Diabetes (EASD) in Munich.

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

In September 2017, we presented key findings at the European Association for the Study of Diabetes Congress (EASD) in Lisbon, Portugal. The study evaluated GlucoTrack®’s accuracy in 172 adults with type 2 diabetes who were prescribed one or more medications for major medical conditions associated with diabetes.  The experiment stratified participants into five medication groups, focusing on anti-cholesterolemia, anti-hypertension, anti-thrombotic, and anti-diabetic (prolonged duration and short and mixed duration) medications. The study demonstrated that the use of these common concomitant medications in diabetes had no effect on the performance of GlucoTrack®. We also had a display booth at this conference that was well attended by hundreds of treating physicians and diabetes nurses.

We have not yet generated material revenues from our operations and, as of December 31, 2017, have incurred an accumulated deficit of $47,368,612, stockholders’ deficit of $16,574,933 and negative operating cash flows. We currently have no material sources of recurring revenue and therefore are dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, substantial doubt exists regarding our ability to continue as a going concern.

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

According to the Diabetes Atlas (Eighth Edition) published by the International Diabetes Federation in 2017, approximately 425 million adults worldwide, between the ages of 20 and 79, or over 9% of the world’s adult population, were estimated to suffer from diabetes in 2017 (not including those persons who suffer from impaired glucose tolerance or gestational diabetes, diabetic conditions first arising during pregnancy). The International Diabetes Federation estimates that this number will grow to approximately 629 million adults worldwide by 2045, a 48% increase from 2017. By 2045, the number of adults suffering from diabetes is estimated to increase by 156% in Africa, 110% in the Middle East and North Africa, 84% in Southeast Asia, 62% in South and Central America, 15% in the Western Pacific, 35% in North America and the Caribbean and 16% in Europe, over such regions’ respective 2017 levels.

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

Clinical data supports the recommendation that frequent monitoring of blood glucose levels is an important component of effective diabetes management. The Diabetes Control and Complications Trial1, consisting of patients with Type 2 diabetes, and the 1993 UK Prospective Diabetes Study2, consisting of patients with Type 2 diabetes, demonstrated that patients who intensely managed blood glucose levels delayed the onset and slowed the progression of diabetes-related complications. In the Diabetes Control and Complications Trial, a major component of intensive management was monitoring blood glucose levels at least four times per day using conventional spot finger stick blood glucose meters. The Diabetes Control and Complications Trial demonstrated that intensive management reduced the risk of complications by 76% for eye disease, 60% for nerve disease and 50% for kidney disease. Furthermore, a recent meta-analysis of over 25 prospective studies concluded that chronic hyperglycemia in type 2 diabetes is associated with increased risks of all-cause mortality and cardiovascular outcomes independently from other conventional risk factors.3 However, despite the evidence that intensive glucose management reduces the long-term complications associated with diabetes, Karter et al. reported in the 2000 issue of Diabetes Care that 67% of people with type 2 diabetes fail to routinely monitor their glucose levels.4

Spot finger stick devices are the most prevalent devices for blood glucose monitoring. These devices require users to insert a strip into a glucose meter, take a blood sample with a finger stick and place a drop of blood on a test strip that yields a single point in time blood glucose measurement. Despite continued developments in the field of blood glucose monitors, the routine measurement of glucose levels remains invasive, painful, inconvenient, difficult and costly. This has resulted in a sub-optimal and irregular measurement regimen for many diabetics.

1 Group, U. P. D. S. (UKPDS); others Intensive blood-glucose control with sulphonylureas or insulin compared with conventional treatment and risk of complications in patients with type 2 diabetes (UKPDS 33). The Lancet 1998, 352, 837–853.

2 Diabetes Control and Complications Research Group; others The effect of intensive treatment of diabetes on the development and progression of long-term complications in insulin-dependent diabetes mellitus. N Engl J Med 1993, 329, 977–986.

3 hang, Y.; Hu, G.; Yuan, Z.; Chen, L. Glycosylated Hemoglobin in Relationship to Cardiovascular Outcomes and Death in Patients with Type 2 Diabetes: A Systematic Review and Meta-Analysis. PLOS ONE 2012, 7, e42551, doi:10.1371/journal.pone.0042551.

4 Karter, A. J.; Ferrara, A.; Darbinian, J. A.; Ackerson, L. M.; Selby, J. V. Self-monitoring of blood glucose: language and financial barriers in a managed care population with diabetes. Diabetes Care 2000, 23, 477–483.

Manufacturing

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

We believe that the overall costs associated with owning and using a GlucoTrack® model DF-F device are expected to be substantially lower than the cost of purchasing and using single use invasive devices over an extended period of time. Nonetheless, the significant initial purchase price of a GlucoTrack® model DF-F might present a barrier to adoption of the GlucoTrack® system among some patients.   In light of this fact, we are suggesting to distributors of the GlucoTrack® model DF-F that they consider offering end users financing and/or leasing options to lessen the initial financial burden associated with purchasing a GlucoTrack® model DF-F. There can be no assurance that any such alternatives will be made available to end users. In addition, we intend to seek reimbursement approval for the GlucoTrack® model DF-F from third-party payors, including government payors (such as the Medicare and Medicaid programs in the United States, in the event the GlucoTrack® model DF-F is approved for commercial sale in the United States), managed care organizations and other third-party payors. There can be no assurance that such third party-payors will provide reimbursement coverage for the GlucoTrack® model DF-F or, if so, whether such reimbursement coverage will be adequate. See “Risk Factors - If the GlucoTrack® model DF-F or our future product candidates, if any, fail to achieve market acceptance or reimbursement coverage from managed care organizations or third party payors, we may not be able to generate significant revenue or achieve or sustain profitability”.

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

Non-invasive devices (under different stages of development) generally require frequent recalibration. The main reasons for calibration are that tissue parameters generally fluctuate in the area of the measurement and are sensitive to the location of the sensor and the impact of potential disturbances. Disturbances are less frequent in the earlobes, where the GlucoTrack® model DF-F takes its measurements. Utilizing three channels simultaneously reduces the noise contribution in the measurement. In addition, the personal ear-clip contains sensors to help users attach the device to the proper part of the ear lobe.  The Notified Body for our CE Mark approval has determined that the initial calibration of the GlucoTrack® model DF-F device is valid for a period of six months which we believe is a significant competitive advantage, while to our knowledge, competing products require recalibration significantly much more frequently. Therefore, we expect the GlucoTrack® model DF-F will require only an initial calibration upon use of a new personal ear-clip (to be replaced every six months) and will not require further recalibration.

The GlucoTrack® model DF-F does not use any optical method (either Infra Red (IR) or Near Infra Red (NIR) technology), which we understand are being used by other developers of non-invasive blood glucose measurement devices. We believe that optical technologies are less reliable than the GlucoTrack® model DF-F’s combination of ultrasound, electromagnetic and thermal technologies due to inherent physiological limitations with optical technology. More specifically, optical technology is based on dispersion of a beam that is analyzed by spectrometric methods.  As such devices are non-invasive, the beam passes through other components in the fingertip, such as skin, bone, muscle and fat tissue, which interfere with the measurements. Generally, most of these interferences have been overcome, but not the epidermis, primarily due to roughness, pigmentation and perspiration, which act like lenses in optical wavelengths.

Unlike conventional spot finger stick devices, which require single-use glucose test strips, the GlucoTrack® model DF-F requires no short- term disposables. We believe that the personal ear-clip that accompanies each GlucoTrack® model DF-F will need to be replaced only once every six months, although regulatory authorities may require that replacement occur more frequently. Since there is no additional cost or pain involved with each blood glucose measurement using the GlucoTrack® model DF-F, we believe that users of our device would be encouraged to take multiple blood glucose measurements per day, significantly increasing compliance with blood glucose measurement recommendations and helping diabetics better manage their disease. More frequent testing of blood glucose levels may provide a patient with information that can be used to determine optimal timing and dosage for corrective treatments such as insulin, and can also direct a patient to seek a clinical analysis or detailed testing and diagnosis.

The GlucoTrack® model DF-F has received CE Mark approval, which allows us to market and sell the GlucoTrack® model DF-F glucose monitoring device in EU member countries that have adopted the MDD without being subject to additional national regulations with regard to demonstration of performance and safety. While the MDD is applicable throughout the EU, it requires only a minimum level of harmonization among member countries. Accordingly, member countries may apply and enforce the MDD’s terms differently, and certain EU member countries may request or require performance and/or safety data additional to the MDD’s requirements from time to time, on a case-by-case basis. Moreover, the MDD notwithstanding, because the regulatory regimes of the EU member countries are significantly diverse, it is difficult to predict future regulatory developments and risks. The GlucoTrack® model DF-F has not yet been cleared or approved for commercial sale in the United States. See “Government Regulatory - Regulation of the Design, Manufacture and Distribution of Medical Devices” below for a discussion of the approval process for commercial sale in the United States. There can be no assurance that approval for commercial sale in any additional jurisdiction will be obtained on a timely basis or at all.

We do not have commercial manufacturing facilities and do not intend to build commercial manufacturing facilities of our own in the foreseeable future. We currently utilize a third-party manufacturer in Israel and a manufacturer in Taiwan to manufacture the GlucoTrack® model DF-F. Our suppliers and their manufacturing facilities must comply with applicable regulations in the jurisdictions in which the GlucoTrack® model DF-F is being marketed (including ISO 13485 in the EU), current quality system regulations, which include current good manufacturing practices, and to the extent laboratory analysis is involved, current good laboratory practices. There can be no assurance that we will be able to enter into agreements with qualified manufacturers on terms acceptable to us, or at all, or that, once contracted, such manufacturers will perform as expected.

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

The GlucoTrack® model DF-F has been cleared and approved for commercial sale in the following jurisdictions: EU (subject to registration by the local distributors with the respective countries), Israel, Turkey, South Korea, Hong Kong, New Zealand and some Arab countries. We cannot provide any assurance that we will receive the required local regulatory approvals in any of the countries in which such approvals are required, and therefore we may never be permitted to commence commercial sales of our products in such territories.  Further discussions with other potential distributors are in different stages. However, there can be no assurance that we will be able to enter into additional distribution agreements on terms acceptable to us or at all or that, once contracted, our distributors will perform as expected.

Our distribution agreements entered into to date generally appoint the counterparty as the exclusive distributor of the GlucoTrack® model DF- F in a stated territory. Where local regulatory approval of the device is required, such appointment is generally conditioned upon receipt of such approval.

Research & Development

We focus significant time and resources on research and development in connection with our efforts to continue to develop, improve and commercialize the GlucoTrack® model DF-F, as well as in connection with our development of other GlucoTrack® models. Our continuing research and development activities are primarily focused on software and algorithm improvements intended to improve the accuracy of the device, clinical trials to test the performance of the GlucoTrack® device when used by children and teenagers between the ages of six and 18, preparation for future FDA trials, testing new characteristics of the device, development of a new device in the GlucoTrack® family and seeking to streamline and continue to simplify the calibration process. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Results of Operation” below for a discussion of the research and development expenses for the fiscal years ended 2017,2016 and 2015.

We recently laid out our strategic priorities in terms of product enhancements and a future generation of products. As a result of the corporate strategic review we have decided to concentrate our R&D activities around 4 main strategic pillars;

1.	Wireless Connectivity

We have developed a wireless module (“WLM”) with embedded Bluetooth Low-Energy (BLE) and Wi-Fi technologies, which enables the transmission of measurement data captured by the GlucoTrack® model DF-F to a cloud-based server or a smart device. We expect this module and the related applications, to facilitate viewing of glucose related data and correlate it closely with lifestyle choices made by the users, be that dietary choices or activity-based choices, among other things. The wireless module will also facilitate sharing, viewing and analysis of GlucoTrack® measurements and profile by clinicians and others caregivers.

2.	Digital Health Applications

We will develop smart device applications (“Apps”) to facilitate the interaction of users with Glucotrack and the glucose data collected. We intend to develop Apps that support the management of Type 2 diabetics and pre-diabetic patients by provided immediate feedback and insights as to the glucose measurements. The goal is to provide relevant information to guide patients to change behavior and improve the management of their condition. The Apps will have a user-directed capability to connect with third party healthcare providers (physicians, dieticians, and nurse practitioners), in order to receive professional guidance based on the accumulated information ultimately leading to improved management of the condition and better disease outcomes.

3.	Accuracy

While the accuracy of the Glucotrack DF-F is sufficient for the management of Type 2 diabetics and pre-diabetic patients (and approved as such by the EU authorities) we strive to further improve the product in future iterations and maximize it’s potential by expanding the addressable market, e.g. into Type 1 diabetes. The research projects include further improving the algorithms involved in computing our glucose measurement data, as well as deeper research on the existing sensing technologies to improve sensitivity. The ultimate goal being to eventually commercialize a non-invasive device for all types of diabetics.

4.	Miniaturization

The objective of this project is to reduce the existing device to a simple, aesthetically designed, wireless ear-clip which would measure glucose and communicate the results seamlessly to any other platform whether through a wireless connection to the cloud or a Bluetooth connection to a smart device such as a smartphone, tablet or computer. As a result, the current handheld display would be eliminated completely. The result would be a user- friendly, inconspicuous measuring device for the management of diabetes and pre-diabetes. With a significantly cheaper cost to manufacture than our current device.

Simultaneously we will be working to further simplify the calibration process eventually enabling self-calibration.

Government Regulatory

Healthcare is heavily regulated by federal, state and local governments in the United States, and by similar authorities in other countries. Any product that we develop must receive all relevant regulatory approvals or clearances, as the case may be, before it may be marketed in a particular country. The laws and regulations affecting healthcare change regularly, thereby increasing the uncertainty and risk associated with any healthcare- related venture. The United States government has in the past considered, is currently considering and may in the future consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly and adversely affect reimbursement for healthcare products such as GlucoTrack® devices. These policies have included, and may in the future include: basing reimbursement policies and rates on clinical outcomes, the comparative effectiveness and costs of different treatment technologies and modalities; imposing price controls and taxes on medical device providers; and other measures. Future significant changes in the healthcare systems in any jurisdiction in which the GlucoTrack® model DF-F or our future products, if any, may be cleared for sale could also have a negative impact on the demand for the GlucoTrack® model DF-F or our future products, if any. These include changes that may reduce reimbursement or payment rates for such products.

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

In the United States, a company generally can obtain permission to distribute a new device in two ways – through a so-called “510(k)” premarket notification application or through a Section 515 premarket approval (“PMA”) application. The 510(k) submission applies to any device that is substantially equivalent to a device first marketed prior to May 28, 1976 or to another device marketed after that date, but which was substantially equivalent to a pre-May 28, 1976 device. These devices are either Class I or Class II devices. Under the 510(k) submission process, the FDA will issue an order finding substantial equivalence to a predicate device (pre-May 28, 1976 or post-May 28, 1976 device that was substantially equivalent to a pre- May 28, 1976 device) and permitting commercial distribution of that device for its intended use. A 510(k) submission must provide information supporting its claim of substantial equivalence to the predicate device. The FDA permits certain low risk medical devices to be marketed without requiring the manufacturer to submit a premarket notification. In other instances, the FDA may require that a premarket notification not only be submitted, but also be accompanied by clinical data. If clinical data from human experiments are required to support the 510(k) submissions, these data must be gathered in compliance with investigational device exemption regulations for investigations performed in the United States. The FDA review process for premarket notifications submitted pursuant to section 510(k) should take about 90 days, but it can take substantially longer if the FDA has concerns, and there is no guarantee that the FDA will clear the device for marketing, in which case the device cannot be lawfully distributed in the United States. If the FDA finds that the device subject to the premarket notification is substantially equivalent to a proper predicate device, then the FDA may “clear” that device for marketing. These devices are not “approved” by the FDA. There is no guarantee, however, that the FDA will deem the device subject to the 510(k) process, as opposed to the more time-consuming, resource intensive and problematic PMA application process described below.

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

The GlucoTrack® model DF-F has not yet been approved for commercial sale in the United States. In discussions with the FDA regarding the regulatory pathway, the FDA is not yet entirely sure whether a de novo pathway is acceptable and recommended that the Company should plan to support this approach through risk analysis and an explanation of why the new measurement paradigm it is proposing does not introduce greater risks. FDA noted that no decision has been made that a PMA will be required.

On August 10, 2015, we submitted pre-submission documents to the FDA in connection with our proposed future application for FDA approval of our U.S. clinical trial protocol. The pre-submission documentation was submitted to the FDA in order to obtain the FDA’s guidance regarding the U.S. regulatory pathway for the GlucoTrack® model DF-F, the proper approach to refining the trial protocol, and preparing the pre-marketing application. On October 19, 2015, we met with the FDA to discuss the pre-submission documents, including the approach to and details of the clinical trial protocol for the GlucoTrack® Model DF-F. On May 10, 2016, we submitted a pre-submission supplement (including clinical trial protocol) to the FDA which modifies the pre-submission documentation to reflect the feedback received from the FDA at the meeting. On July 18, 2016, we completed a teleconference with the FDA to further discuss our pre-submission supplement. At the end of this discussion, we received verbal confirmation from the FDA that clinical trials of the GlucoTrack® model DF-F constitute non-significant risk device studies, which allows the trials to proceed without an Investigational Device Exemption (IDE) application. Such trials are assessed by the FDA and not considered to present a potential for serious risk to the health, safety or the welfare of subjects. Subject to raising adequate financing, we would expect to be able to begin clinical trials in the United States quite rapidly thereafter.

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

               The Patient Protection and Affordable Care Act was signed into law on March 23, 2010, and on March 30, 2010, a reconciliation bill that modifies certain provisions of the same was signed into law. These two laws are jointly referred to as the “Affordable Care Act” or “ACA.”

               The principal aim of the ACA was to expand health insurance coverage to approximately 32 million Americans who were uninsured. The law’s most far-reaching changes did not take effect until 2014, including a requirement that most Americans carry health insurance. The consequences of these significant coverage expansions on the sales of our products is still unknown and speculative at this point, although the ACA and certain state initiatives may compel private insurers to reduce coverage or reimbursement for various items and services, including medical devices of the type that we contemplate distributing.

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

                In January 2017, Congress voted in favor of a budget resolution that will produce legislation that would repeal certain aspects of the ACA if enacted into law. Congress is also considering subsequent legislation to replace or repeal elements or all of the ACA. In addition, there have been recent public announcements by members of Congress and the new presidential administration regarding their plans to repeal and replace the ACA. Further, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. At this time, it is not clear whether the ACA will be repealed in whole or in part, and, if it is repealed, whether it will be replaced in whole or in part by another plan, and what impact those changes will have on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and also indirectly affect the amounts that private payers are willing to pay. In addition, any healthcare reforms enacted in the future may be phased in over a number of years but, if enacted, could impact our revenue, increase our costs, or require us to revise the ways in which we conduct business or put us at risk for loss of business. In addition, our future results of operations, financial position and cash flows could be materially adversely affected by changes under the ACA and changes under any federal or state legislation adopted in the future.

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

Intellectual Property

We have received the following patents:

A Method Of Monitoring Glucose Level

Country	Patent Number
Australia	2004264570
Canada	2,536,133
China	ZL200480023885.1
Europe	1656065
India	249084
Israel	173695
Japan	4538691
Korea	926155
Mexico	279290
Philippines	1-2006-500331
Russia	2376927
South Africa	2006/00989
USA	6,954,662

Device For Non-Invasively Measuring Glucose

Country	Patent Number
Australia	2011246910
China	ZL 201180021344.5
Europe	EP 2 563 222
Hong Kong	1180204
Israel	222464
Japan	5585801
Korea	10-1754941
Russia	2532498
South Africa	2012/07766
Taiwan	I 445519
USA	8235897
Canada	2797623

Individual Measuring Channels For Non-Invasively Measuring Glucose

Country	Patent Number
Australia	2014202341
China	2014 10289 7261
Japan	6032444
Taiwan	103121838
Hong Kong	15100403.4

Ear Clip For Medical Monitoring Device

Country	Patent Number
Australia	2014229190
China	2014 8000 17994
Europe	2967345
Israel	225182
Korea	10-1650910
USA	9713446
Japan	6202290

Design Registrations

Hinge Pin Joint

Country	Patent Number
China	ZL 201330108244.8
China	ZL 201330108248.6
Europe	2216028-0001
Europe	2216028-0002
India	256225
Israel	53821
Japan	2013-021104
Korea	30-2013-0046668
Philippines	3-2013-001024
Taiwan	102305953
USA	D747173

Ear Clip

Country	Patent Number
China	2013 3051 28883
Europe	2321547-0001
India	257578
Japan	1503898
Korea	30-0789229
Philippines	3-2013-001218
Taiwan	102307257
Brazil	BR30 2013 005388 1

Measuring Device

Country	Patent Number
China	ZL201330512460.9

Temperature Sensor

Country	Patent Number
China	ZL 201330512636.0
Europe	2341057-0001

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

We have obtained the above-mentioned issued patents covering our technologies related to the GlucoTrack® measurement process and our devices in the United States, and depending on the patent, in various countries in Europe, the Far East, the Pacific, Africa and Latin America.  Our patents expire between 2023 and 2031. Patent applications for these products are pending in several jurisdictions. We have also obtained a patent for our ear clip in a smaller number of jurisdictions and have applications pending for this product in a number of jurisdictions. We also have design patents granted and pending for various aspects of our device.

We have obtained trademark registrations for GlucoTrack® in 24 countries, including the US, Europe, China and Israel, and also own an allowed trademark applications for GlucoTrack® in Canada. Trademark registrations were issued in ten  countries for "JUST CLIP IT," including France and China, and additional applications are pending in three countries, including the United States. In addition, trademark registrations were issued in seven countries for "YOUR TRACK TO HEALTH,", including France and China, and additional applications are pending in three countries, including the United States. Trademark registrations have been issued in Israel to register "Integrity," the Company's logo and the GlucoTrack logo. Registration have issued in Hong Kong and Taiwan and are pending in China and Singapore to register GlucoTrack in Chinese characters. Our application in South Korea to register GlucoTrack in Korean characters has been allowed.

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

Patent protection is highly uncertain and involves complex legal and factual questions and issues. The patent application and issuance process can be expected to take several years and entails considerable expense. There can be no assurance that patents will be issued as a result of any applications or that any patents resulting from such applications or our existing patents will be sufficiently broad to afford protection against competitors with similar or competing technology. Patents that we obtain may be challenged, invalidated or circumvented, or the rights granted under such patents may not provide us with any competitive advantages.

Competition

               The market for blood glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions. Four companies, Roche Diesetronic, a division of Roche Diagnostics; LifeScan, Inc., a division of Johnson & Johnson; Abbott Laboratories; and Ascensia, a spin off from the Bayer Corporation, currently account for substantially all of the worldwide sales of self-monitored glucose testing systems. These competitors’ products use a meter and disposable test strips to test blood obtained by pricking the finger or, in some cases, the palm or forearm.

               Within the last few years, Continuous Glucose Monitoring (CGM) devices have been introduced into the market and will compete with the GlucoTrack® model DF-F and our future devices, if any. Currently, three different brands have obtained FDA clearance to market, and are selling, CGM devices in the U.S. and EU markets. These brands are sold by Medtronic plc., Abbott Laboratories (not available in the U.S.) and Dexcom, Inc.. CGM devices are invasive devices, in which a needle is inserted under the skin (either in the abdomen or the upper arm) and measures interstitial fluid. Although we cannot predict what standards will be employed by applicable regulatory authorities as we seek FDA clearance, the results achieved by the GlucoTrack® model DF-F in our safety and performance clinical trial conducted in 2012 and 2013 were similar to the results obtained from the CGM devices that have been introduced to the market, as of the time of their introduction

Abbott FreeStyle Libre is a relatively new device which was introduced to the market during 2014 and is targeted for Type 1 and Type 2 diabetics. It comprises a disk-shaped glucose sensor that is inserted into the upper arm and must be replaced every two weeks. In order to receive a reading, the user scans the device over the sensor and receives an immediate reading.

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

Some of our other non-publicly traded competitors also enjoy these competitive advantages. As a result, we cannot assure that we will be able to compete effectively against these companies or their products.

To our knowledge, a summary of potential competitors with non-invasive products in development is set forth below in Figure B.

Figure B

Company	Product	Technology	Calibration Required	Measurement Type	Technology Description
Mediwise	Glucowise	Radiowave spectroscopy	Yes	Spot
Measures blood glucose in capillaries using high-frequency radio waves. Includes a wearable sensor and displays the data on smartphone. Integrates a range of measurements including exercise, diet, body mass index, medication and illness and includes cloud-based data management system to store historical Glucowise data.

Cnoga	TensorTip CGM Combo Glucometer	Optical lookup table	Yes	Spot	Four LED signals are beamed through the finger; color image sensor executes a special algorithm
Diamontech	DMT Pocket / DMT Band	Mid-infrared absorption spectroscopy	Yes	Spot
Uses mid-infrared pulses from an infrared laser to excite glucose molecules in the interstitial layer of skin. Absorption of these pulses depends on the concentration of glucose and results in a heat wave migrating to the skin surface, where it is picked up by photo-thermal detection.

Eser	GlucoGenius	Metabolic heat confirmation (MHC)	Yes	Spot
Combination of 9 independent measurements that are performed simultaneously and based on method of metabolic heat conformation (MHC) by radiation, convection and evaporation with electromagnetic technologies. The device integrates 3 types of sensors: temperature, humidity and infrared.

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

Non-invasive devices under different stages of development generally require frequent recalibration.  For example, GlucoWatch, a single non-invasive product for glucose trend analysis that was previously approved for sale by the FDA, but which is no longer available commercially, required recalibrations approximately every 13 hours.  The main reasons for calibration are that tissue parameters generally fluctuate in the area of the measurement and are sensitive to the location of the sensor and the impact of potential disturbances.  Disturbances are less frequent in the earlobes, where the GlucoTrack® model DF-F takes its measurements.  Utilizing three channels simultaneously reduces the noise contribution in the measurement.  In addition, the personal ear clip contains sensors to help users attach the device to the proper part of the ear lobe.

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

Recent Corporate Developments

On March 23, 2017, the Board of Directors of the Company (the “Board”) appointed Angela Strand, who has served as one of Company’s directors since March 2016, as Vice Chairperson of the Board.

On April 7, 2017, the Board approved an amendment to the 2010 Incentive Compensation Plan of the Company (the “Plan”) to increase the number of shares of the Company’s Common Stock reserved for issuance under the Plan from 1,000,000 shares to 5,625,000 shares. On February 15, 2018, the Board approved another amendment to the Plan to further increase the number of shares of common stock reserved for issuance under the Plan to 7,000,000 shares. On March 23, 2018, stockholders of the Company approved the two amendments to the Plan adopted by the Board as of April 7, 2017 and February 15, 2018.

Effective April 7, 2017 (the “Gal Effective Date”), the Company and Integrity Israel entered into a letter agreement with Avner Gal whereby Mr. Gal separated from his employment and directorship at the Company to act as a part time consultant to the Company (the “Gal Agreement”).  Pursuant to the terms of the Gal Agreement, and as consideration for Mr. Gal’s separation from employment and services as a consultant, the Company agreed, among other things, to (a) pay Mr. Gal an amount equal to his salary and other financial benefits Mr. Gal was entitled to receive under the Employment Agreement entered into by and between Integrity Israel and Mr. Gal in October 2010 (the “Gal Employment Agreement”), that would have been paid to Mr. Gal during the 180-day period from the date of a written termination notice, in lieu of such prior notice; (b) modify the payment subsequent to the termination of the employment from six-month salary to 24-month salary, including all the benefits mentioned in the Gal Employment Agreement, provided Mr. Gal does not work or provide services to a company in direct competition with the Company; (c) accelerate the vesting of 88,259 outstanding unvested options to purchase shares of Common Stock, at an exercise price per share equal to $6.25, held by Mr. Gal as of the Gal Effective Date (since the original performance conditions were not expected to be satisfied as of the date of the modification of the terms, the fair value of such grant was measured based on the fair value of the modified award at the modification date; such amount was measured as approximately $51,000); (d) extend the term of all outstanding vested and unvested options held by Mr. Gal to be exercisable for five years from the Gal Effective Date (with respect to all vested options, at the modification date the company recognized compensation cost in an amount equal to the excess amount of the fair value of the modified award as of the modification date over the fair value of the original award immediately); and (e) grant Mr. Gal an option to purchase up to 300,000 shares of Common Stock of the Company having an exercise price per share equal to $4.50 and an option to purchase up to an additional 50,000 shares of Common Stock of the Company having an exercise price per share equal to $7.75.  These options vest monthly over a 24 months period following the date of grant.

Effective April 7, 2017, the Company entered into an amendment to the employment agreement (the “Graham Employment Amendment”) with John Graham, whom the Company appointed as Chief Executive Officer on March 20, 2017, to modify the base compensation provision and the equity compensation provision under that certain Employment Agreement, dated March 20, 2017 (the “Graham Effective Date”), by and between the Company and Mr. Graham. Pursuant to the terms of the Graham Employment Amendment, (a) Mr. Graham’s base compensation was modified such that he receives a base salary of $500,000 per year, as well as a one-time payment of $375,000 paid to Mr. Graham upon commencement of Mr. Graham’s employment with the Company which amount was recognized as an expense as of the employment commencement date, and (b) the vesting periods of Mr. Graham’s options to purchase Common Stock were modified whereby (1) 307,754 shares of Common Stock underlying Mr. Graham’s option to purchase Common Stock at an exercise price of $4.50 per share (the “$4.50 Options”) vested immediately, (2) 923,262 of the $4.50 Options vest on the six month anniversary of the Graham Effective Date, and (3) the remaining 442,980 of the $4.50 Options as well as Mr. Graham’s remaining unvested options granted pursuant to the Graham Employment Amendment vest on the two (2) year anniversary of the Graham Effective Date. According to the agreement between the Company and Graham, Mr. Graham is also eligible to earn an annual performance bonus between 35-72% of his base salary (of which $225,000 is guaranteed as performance bonus for his first year), subject to certain performance criteria approved and adopted in September 2017 by the Compensation Committee and the Board and, provided that Mr. Graham continues to be an employee through and on March 15, 2018.

Effective April 7, 2017, Integrity Israel entered into an amended and restated personal employment agreement (the “Malka Employment Agreement”) with David Malka for his continued service as Vice President of Operations of the Company and Integrity Israel, effective as of March 20, 2017 (the “Malka Effective Date”).  Pursuant to the terms of the Malka Employment Agreement, Mr. Malka (a) receives a base monthly salary of NIS 20,000 (approximately $5,508 based on an exchange rate of 3.63 NIS / 1 USD in effect on August 8, 2017), which may increase to NIS 35,000 per month (approximately $9,639 using the same exchange rate) in the event certain performance milestones are met; (b) is eligible to earn an annual performance bonus between 420-864% of his base salary, subject to certain performance criteria to be established by the Board within the first ninety (90) days of each fiscal year; (c) is eligible to earn a retention bonus equal to 60% of his aggregate base salary earned through the one-year anniversary of the Malka Effective Date, payable thirty days following the one-year anniversary of the Malka Effective Date and provided that Mr. Malka remains employed with Integrity Israel through and on the one-year anniversary of the Malka Effective Date; (d) received a modification to the terms of his option to purchase 26,478 Common Stock at an exercise price per share equal to $6.25 whereby the unvested portion of such options will accelerate and will be immediately exercisable, effective as of the Malka Effective Date (since the original performance conditions were not expected to be satisfied as of the date of the modification of the terms, the fair value of such grant was measured based on the fair value of the modified award at the modification date); and (e) received 361,875 options as certain additional equity awards pursuant to the Plan and under the terms and conditions as set forth in the Malka Employment Agreement.  In addition, the Malka Employment Agreement provides for the payment of certain social benefits and the use of a company car.  The Malka Employment Agreement is terminable by Integrity Israel and Mr. Malka on 90 days’ prior written notice (the “Malka Notice Period”), without cause, or immediately by Integrity Israel for cause as defined in the Malka Employment Agreement.  Integrity Israel may terminate Mr. Malka’s employment without cause prior to the expiration of the Malka Notice Period but will be required to pay Mr. Malka a severance fee equal to his base salary plus the financial value of all other benefits Mr. Malka would have been entitled to receive in respect of the portion of the Malka Notice Period which was forfeited.

On May 4, 2017, the Board unanimously voted to appoint Angela Strand, a member of the Board, as the interim Chief Strategy Officer of the Company, effective as of May 1, 2017 through September 30, 2017. On May 5, 2017, the Company entered into a letter agreement with Ms. Angela Strand confirming her appointment as interim Chief Strategy Officer of the Company.  Pursuant to the terms of the letter agreement, Ms. Strand received aggregate compensation of $150,000 for her service during the term of employment, paid monthly on the schedule mutually agreed upon by the parties.

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

On May 23, 2017, the Board appointed Michael Hauck to serve as a director of the Company, effective on that date.  The Board further appointed Mr. Hauck to serve as a member of the Nominating and Corporate Governance Committee of the Board as well as on the Compensation Committee of the Board. There are no arrangements or understandings between Mr. Hauck and any other person pursuant to which Mr. Hauck was selected as a director.  There are no relationships between Mr. Hauck and the Company that would require disclosure under Item 404(a) of Regulation S-K of the Exchange Act.

On May 23, 2017, the Board established an Audit Committee of the Board and appointed each of Leslie Seff, Angela Strand and Revan Schwartz to serve as members of the committee.  Mr. Schwartz will serve as chairperson of the Audit Committee. The Board determined that each of the members of the Audit Committee designated above is independent pursuant to the required standards set forth in Rule 10A-3(b) of the Exchange Act, based on an evaluation of the relationships between the Company and each of the members.

On June 7, 2017, the Board appointed David Podwalski as the Chief Commercial Officer of the Company, effective as of June 26, 2017 (the “Podwalski Effective Date”). On June 26, 2017, the Company entered into an employment agreement (the “CCO Employment Agreement”) with Mr. Podwalski to serve as Chief Commercial Officer of the Company.  Under the CCO Employment Agreement, Mr. Podwalski (1) receives a base salary of $240,000 per year; (2) receives a sign-on bonus of $25,000, payable on the six month anniversary of the Podwalski Effective Date, subject to his continued employment through and on such payment date; (3) is eligible to receive an annual performance bonus, having a minimum bonus opportunity equal to 20% of his current base salary based upon 80% achievement of performance criteria (the “Minimum Performance Goal”), a target bonus opportunity equal to 25% of his current base salary based upon 100% achievement of performance criteria, and a maximum bonus opportunity equal to 37.5% of his current base salary based upon 150% achievement of performance criteria (the “Maximum Performance Goal”), provided, however, that such performance bonus will be determined using straight-line interpolation of the level of achievement between the Minimum Performance Goal and the Maximum Performance Goal; and (4) receive an initial stock option grant to purchase shares of Common Stock equal to 1% of the total fully diluted shares of Common Stock as of the Podwalski Effective Date, with an exercise price of $4.50 per share or the fair market value of a share of Common Stock on the grant date, whichever is greater, vesting monthly over a three year period commencing on the Podwalski Effective Date, subject to his continued employment through and on each such vesting date (the total fair value of the grant as of the Podwalski Effective Date is approximately $270,000).The CCO Employment Agreement is terminable by the Company on 90 days written notice and by Mr. Podwalski on 30 days written notice.  The CCO Employment Agreement is immediately terminable by the Company for cause, as defined in the CCO Employment Agreement, without the payment of severance.  The CCO Employment Agreement contains non-compete obligations applicable during the term of the agreement and for one year thereafter and confidentiality obligations that survive the termination of the agreement indefinitely.

In September 2017, the Compensation Committee and the Board approved an increase of Sami Sassoun, Chief Financial Officer, and Eugene Naidis’s, V.P of Research and Dre-structruingevelopment, base salaries to NIS 47,250 per month (approximately US$161,513 annually) and NIS 43,200 (US$147,660 annually), respectively, which shall only start to take effect after the Company has completed the next round of financing and has sufficient funds to finance operations. The Compensation Committee and the Board also approved certain on-target performance bonus at 35% of Mr. Sassoun and Mr. Naidis’s respective annual base salary and grant of stock options (pursuant to the Company’s 2010 Incentive Compensation Plan, as amended) equating to 1% (292,924 options) of the fully diluted number of shares of the Company after the closing of the offering of Series C Units, with a strike price of US$4.50, with three-year monthly vesting commencing on the first month after the effective date.

Director Appointments

On March 17, 2016, the Board approved an increase in the size of the Board from four directors to five directors and appointed Leslie Seff and Angela Strand to serve as directors of the Company to fill the vacancies created by the resignation of Zvi Cohen and by the increase in the size of the Board, effective upon their acceptance of such appointments. Mr. Seff and Ms. Strand accepted their appointments effective March 23, 2016.

On November 9, 2016, the Board approved an increase in the size of the Board from five directors to seven directors and appointed Philip Darivoff and Revan Schwartz to serve as directors of the Company to fill the vacancies created by the increase in the size of the Board, effective on that date.

There are no arrangements or understandings between Mr. Darivoff, Ms. Strand and Mr. Seff and any other person pursuant to which Mr. Darivoff, Ms. Strand and Mr. Seff were selected as directors. Mr. Schwartz was appointed to the Board by Andrew Garrett, Inc. (“AGI”), the placement agent for the Company’s ongoing private placement, pursuant to the terms of a letter agreement executed by AGI and the Company.

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

On May 23, 2017, the Board appointed Michael Hauck to serve as a director of the Company, effective on that date.  The Board further appointed Mr. Hauck to serve as a member of the Nominating and Corporate Governance Committee of the Board as well as on the Compensation Committee of the Board. There are no arrangements or understandings between Mr. Hauck and any other person pursuant to which Mr. Hauck was selected as a director.  There are no relationships between Mr. Hauck and the Company that would require disclosure under Item 404(a) of Regulation S-K of the Exchange Act.

On May 23, 2017, the Board established an Audit Committee of the Board and appointed each of Leslie Seff and Revan Schwartz to serve as members of the committee.  Mr. Schwartz will serve as chairperson of the Audit Committee. The Board determined that each of the members of the Audit Committee designated above is independent pursuant to the required standards set forth in Rule 10A-3(b) of the Exchange Act, based on an evaluation of the relationships between the Company and each of the members.

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

On March 26, 2017, Philip Darivoff resigned as a director of the Company, effective immediately.  Mr. Darivoff’s resignation was not a result of any disagreement with the Company regarding its operations, policies or practices.

As of the date of this report, the Company’s Board is comprised of the following six members: John Graham, Robert Fischell, Angela Strand, Leslie Seff, Revan Schwartz and Michael Hauck.

Recent Sales of Unregistered Securities

  Offering of Series A Unit

On November 19, 2012, the Company completed the first closing of an offering (the “First Closing”), pursuant to which the Company issued and sold an aggregate of 165,057 shares of Common Stock at a price of $7.00 per share to certain accredited investors (the “First Closing Purchasers”). In March 2013, the offering was converted from an offering of Common Stock to an offering of Series A Units (see Note 10 to the Company's financial statements included in this Annual Report on Form 10-K for more details). On March 13, 2013, the Company entered into a series of Securities Purchase Agreements (“Series A Purchase Agreements”) with certain accredited investors (the “Series A Unit Purchasers”) pursuant to which the Company issued to the Series A Unit Purchasers an aggregate of 6,300 Series A Units, at a price of $1,000 per unit, each consisting of (i) one share of Series A 5.0% Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), convertible into shares of Common Stock at an initial conversion price of $5.80 per share, and (ii) a warrant to purchase, at an exercise price of $6.96 per share, up to 100% of the shares of Common Stock issuable upon conversion of such share of Series A Preferred Stock. The issuance and sale of the Series A Units constituted the second and final closing of the offering.

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

          Offering of Series B Units

Between August and December 2014, the Company entered into a series of Securities Purchase Agreements (“Series B Purchase Agreement”) with certain accredited investors (the “Series B Unit Purchasers”) pursuant to which the Company issued to the Series B Unit Purchasers an aggregate of 8,500 Series B units (“Series B Units”), at a price of $1,000 per unit, each consisting of (i) one share of our Series B 5.5% Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), convertible into shares of Common Stock, at an initial conversion price of $5.80 per share, (ii) a five year warrant to purchase, at an exercise price of $5.80 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series B Preferred Stock (each a “Series B-1 Warrant”) and (iii) a five year warrant to purchase, at an exercise price of $10.00 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series B Preferred Stock (each a “Series B-2 Warrant” and, together with the Series B-1 Warrants, collectively, the “Series B Warrants”). The shares of Series B Preferred Stock included in the Series B Units are convertible into an aggregate of 1,465,578 shares of Common Stock, and the Series B Warrants included in the Series B Units are exercisable for an aggregate of 2,931,156 shares of Common Stock, in each case subject to adjustment in certain circumstances.

          Offering of Series C Units

Between April 2016 and December of 2017, the Company received aggregate net proceeds of approximately $10.33 million (net of related cash expenses) from the issuance and sale in a private placement transaction, at a price of $1,000 per unit, of 12,003.8 Series C units (the “Series C Units”), each consisting of (i) one share of the Company’s Series C 5.5% Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock” and, together with the Series A Preferred Stock and Series B Preferred Stock, the “Preferred Stock”), convertible into shares of Common Stock, at an initial conversion price of $4.50 per share, (ii) a five year warrant to purchase, at an exercise price of $4.50 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series C Preferred Stock (each a “Series C-1 Warrant”) and (iii) a five year warrant to purchase, at an exercise price of $7.75 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series C Preferred Stock (each a “Series C-2 Warrant” and, together with the Series C-1 Warrants, collectively, the “Series C Warrants”). The shares of Series C Preferred Stock included in the Series C Units are convertible into an aggregate of 2,667,539 shares of Common Stock, and the Series C Warrants included in the Series C Units are exercisable for an aggregate of 5,335,079 shares of Common Stock, in each case subject to adjustment in certain circumstances.

Pursuant to a placement agent agreement with AGI, at the initial closing of the sale of the Series C Units, the Company paid AGI, as a commission, an amount equal to 6% of the aggregate sales price of the Series C Units, plus 4% of the aggregate sales price as a management fee plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series C Units. At the end of the second, third, fourth, fifth, sixth and seventh closings of the sale of the Series C Units, the Company paid AGI, as a commission, an amount equal to 10% of the aggregate sales price of the Series C Units sold in such closing, plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series C Units sold in such closing. In addition, pursuant to the placement agent agreement, the Company is required to issue to AGI: (a) 5-year warrants to purchase up to 551,681 shares of Common Stock at an exercise price of $4.50 per share and (b) 5-year warrants to purchase up to 288,924 shares of Common Stock at an exercise price of $7.75 per share. The terms of such warrants will be substantially similar to the Series C Warrants except that the warrants issued to AGI will also be exercisable on a cashless basis and will include full ratchet anti-dilution protection.

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

As of December 31, 2015, the holders of approximately 6,931 Series A Units have elected, pursuant to the “most favored nation” provision in the Series A Purchase Agreement, to amend the terms of their Series A Units to match the terms of the Series B Units. Accordingly, the Company has exchanged 6,931 shares of Series A Preferred Stock into 6,931 shares of Series B Preferred Stock and 1,440,880 Series A Warrants into 1,200,710 Series B-1 Warrants and 1,200,710 Series B-2 Warrants. Due to the differences in the contractual terms of each of the financial instruments exchanged management determined that the exchange constitutes an extinguishment of the existing instruments and an issuance of new financial instruments. As a result of the exchange elections, the Company recorded during the year ended December 31, 2015 a non-cash loss on extinguishment of Series A Preferred Stock and Series A Warrants in the amount of $1,284,354, resulting from the differences between the fair market value estimate of the new Series B Units less the net book value of the exchanged Series A Preferred Stock and less the fair value of the exchanged Warrants with down-round protection. During the year ended December 31, 2016, no holders of Series A Units elected to exercise their “most favored nation” rights.

During 2016 and  2017, no holders of Series A Units or Series B Units have elected to amend the terms of their Series A or Series B Units, as applicable, to match the terms of the Series C Units.

          Offering of Series D Units

On each of December 1, 2017, January 11, 2018, February 8, 2018 and March 1, 2018, respectively, the Company conducted a closing of the private placement pursuant to a series of securities purchase agreement (“Series D Purchase Agreement”) with certain accredited investors (the “Series D Unit Purchasers”). Pursuant to the Series D Purchase Agreements, on each of such closing dates, the Company issued to Series D Unit Purchasers an aggregate of 94,444 units, 70,000 units, 54,444 units and 311,112 units of the Company (collectively, the “Series D Units”), each consisting of (a) one share of the Company’s Common Stock, (b) a five year warrant to purchase, at an exercise price of $4.50 per share, one share of Common Stock (collectively, the “Series D-1 Warrants”), (c) a five year warrant to purchase, at an exercise price of $5.75 per share, one share of Common Stock (collectively, the “Series D-2 Warrants”), and (d) a five year warrant to purchase, at an exercise price of $7.75 per share, one share of Common Stock (collectively, the “Series D-3 Warrants”, and together with the Series D-1 Warrants and Series D‑2 Warrants, the “Series D Warrants”).

As of the fourth closing, the Company received aggregate gross proceeds of $2,385,000 from the sale of the Series D Units pursuant to the Series D Purchase Agreements.

Subject to the beneficial ownership limitation described below, holders of the Series D Warrants will not be permitted to exercise their Series D Warrants if such exercise would cause such holder to beneficially own more than 4.99% of the outstanding Common Stock (subject to increase to 9.99%, at the option of the holder, upon no less than 61 days prior written notice to the Company).

In connection with the sale of the Series D Units, the Company entered into a series of registration rights agreements with the Series D Unit Purchasers (the “Series D Registration Rights Agreement”) pursuant to which, subject to certain exceptions, the Company has agreed to file with the SEC, no later than 90 days after the final issuance of Series D Units, a registration statement covering the resale of all of (a) the shares of Common Stock, (b) the shares of Common Stock issuable upon exercise of the Series D Warrants in full; (c) any additional shares of Common Stock issuable in connection with any anti-dilution provisions in the Series D Warrants; and (d) any securities issued or then issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the foregoing.  Subject to certain exceptions and limitations specified in the Series D Registration Rights Agreement, the Company will be required to pay each holder monthly partial liquidated damages in the amount of 2% of the aggregate purchase price paid by such holder pursuant to the Series D Purchase Agreement, if the Company fails to timely file a registration statement; timely file a request for acceleration of a registration statement; timely respond to SEC comments with respect to a registration statement; obtain the effectiveness of a registration statement within 120 days from the filing thereof; or maintain the effectiveness of a registration statement for the periods required under the Series D Registration Rights Agreement.

Pursuant to a placement agent agreement with the placement agent for the Offering (the “Series D Placement Agent”), at the closing of the sale of the Series D Units the Company paid the Series D Placement Agent, as a commission, a cash amount equal to 7% of the aggregate sales price of the Series D Units, plus 3% of the aggregate sales price as a management fee plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series D Units.  In addition, pursuant to the placement agent agreement, the Company is required to issue to the Series D Placement Agent warrants to purchase up to such number of shares of Common Stock equal to 10% of the aggregate shares of Common Stock sold in the offering plus warrants equal to 10% of the total number of the Series D Warrants issued to the Series D Unit Purchasers in the offering (collectively, the “Placement Agent Warrants”). The terms of the Placement Agent Warrants will be substantially similar to the Series D Warrants except that the Placement Agent Warrants will also be exercisable on a cashless basis and will include full ratchet anti-dilution protection.

          Issuance of Securities to Advisor

During February 2016, the Company entered into an advisory agreement with AGI, pursuant to which the Company retained AGI on a non-exclusive basis to provide certain advisory services to the Company. As consideration for such services, the Company extended through December 31, 2019, the expiration date of 364,071 warrants issued to AGI and/or its designees in connection with the Company’s common stock offering completed in 2010 and the Series A Unit offering completed in 2012. The advisory agreement had an initial term of six months, subject to automatic renewal for additional 30 day terms unless terminated by either party with 30 days written notice. In April 2016, the Company and AGI amended that advisory agreement to extend the term of the advisory agreement for an additional six months. In consideration for such extension, the Company agreed to modify the terms of the 439,674 warrants issued to AGI and/or its designees in connection with the Series B Unit offering to include full-ratchet anti- dilution protection. As a result of the two agreements the Company recorded in its statement of operations for the year ended December 31, 2016, a one-time charge in the amount of $211,077 representing the incremental fair market value adjustments in respect of the above modified warrants issued to the placement agent. Such incremental fair market value adjustments represent the increase in the fair value of the warrants resulting from the above modifications and were recorded against stockholders’ deficit. In addition, as a result of the inclusion of anti-dilution protection, the Company classified $341,662, representing the fair market value as of April 2016 of the above 439,674 warrants issued to AGI out of stockholders’ deficit and presented them as warrants with down round protection within long-term liabilities.

On August 1, 2017 the Company entered into an advisory agreement with AGI, pursuant to which the Company retained AGI on a non-exclusive basis to provide certain advisory services to the Company for a period of 9 months. As consideration for the advisory services, the Company agreed to pay AGI $20,000 per month, payable in a cash payment of $10,000, and the balance in shares of the Company’s Common Stock valued at $4.50 per share (2,223 shares per month). In addition, in recognition of the advisory services previously provided by AGI prior to the advisory agreement, the Company also agreed to issue to AGI 8,889 shares of Common Stock.

Corporate Information

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

Board and Committees

We have six members on our Board, four of whom are independent. The Board has an Audit Committee, Compensation Committee and a Nominating and Corporate Governance Committee, each consisting solely of independent directors.  We are continuing to consider expansion of the Board and the establishment of additional appropriate Board committees to support the Company.

Employees

As of December 31, 2017, we had 27 full-time employees and 2 part-time employees. None of our employees are represented by a collective bargaining agreement. In addition, as of December 31, 2017, we had four full-time consultants.

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

We will need to secure additional financing in 2018 in order to continue to finance our operations. If we are unable to secure additional financing on acceptable terms, or at all, we may be forced to curtail or cease our operations.

Our cash on hand was approximately $332,000 as of March 30, 2018. Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents will enable us to operate for a period of less than one month from the date of this report. In order to fund our anticipated liquidity needs beyond such period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need to raise additional capital.

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

We are a medical device company with a limited operating history. We are not profitable and have incurred losses since our inception. To date we have not generated material revenue from the sale of products and we do not anticipate that we will report operating income in the near future. Our initial product, the GlucoTrack® model DF-F, has not been approved for marketing in the United States and may not be sold or marketed without FDA clearance or approval in the United States. While our GlucoTrack® model DF-F received CE Mark approval in 2013, there is no assurance that we will be able to generate any material revenues from sales of such model in the EU or any other jurisdictions. We continue to incur research and development and selling, marketing and general and administrative expenses related to our operations, development and commercialization of our first product. Our operating losses for the years ended December 31, 2017 and 2016 were approximately $10.6 million and $5.7 million, respectively, and we had an accumulated deficit of approximately $47.4 million as of December 31, 2017. We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we prepare for and begin to commercialize the GlucoTrack® model DF-F. If we are not successful in manufacturing and distributing the GlucoTrack® model DF-F, or if the GlucoTrack® model DF-F does not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm noted in its report accompanying our financial statements for the fiscal year ended December 31, 2017 that we had suffered significant accumulated deficit and had negative operating cash flows and that the development and commercialization of our product is expected to require substantial expenditures. We have not yet generated any material revenues from our operations to fund our activities, and are therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in our common stock.

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

We cannot guarantee we would have sufficient surplus to pay the quarterly dividends to the holders of our Preferred Stock.

Pursuant to the Certificates of Designations of our Preferred Stock, the holders of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock are entitled to receive cumulative dividends at a rate of 5% per annum, based on the stated value per share of the Preferred Stock, which was initially $1,000 per share. Dividends on the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock are payable quarterly on March 31, June 30, September 30 and December 31 of each year, and on each conversion date (with respect to the shares of Preferred Stock being converted). Under Delaware law, we can only pay dividends, whether in cash or common stock, either out of “surplus,” which is defined as total assets at fair market value minus total liabilities, minus statutory capital, or out of current or the immediately preceding year’s earnings. During the third and fourth quarters of 2017, we did not have sufficient earnings to achieve a “surplus”. Due to the statutory limitation, we were unable to distribute quarterly dividends to the holders of our Preferred Stock for the quarters ended September 30, 2017 and December 31, 2017. The Company will incur a late fee of 9% per annum, payable in cash, on dividends that are not paid within three trading days of the applicable dividend payment date.

We have never declared or paid any cash dividends on our Common Stock and do not anticipate paying any dividends on our Common Stock in the foreseeable future.

We have never declared or paid any cash dividends on our Common Stock and do not anticipate paying any dividends on our Common Stock in the foreseeable future. Any cash that might be available for payment of dividends will be used to expand our business. Payments of any cash dividends in the future will depend on our financial condition, results of operation and capital requirements, as well as other factors deemed relevant to our Board of Directors. Furthermore, pursuant to the certificate of designations, preferences and rights governing the Series C Preferred Stock, as long as any shares of Series C Preferred Stock are outstanding, without the written consent of the holders of a majority in stated value of the then outstanding Series C Preferred Stock, we will not be permitted to, among other things, pay dividends on or otherwise make distributions in respect of any shares of our Common Stock or other securities junior to the Series C Preferred Stock.

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

In March 2010, President Obama signed into law both the Patient Protection and Affordable Care Act (the “Affordable Care Act”) and the reconciliation law known as Health Care and Education Reconciliation Act (the “Reconciliation Act”, and, with the Affordable Care Act, the “2010 Health Care Reform Legislation”).  The 2010 Health Care Reform Legislation signed into law was and is considered by some to be the most dramatic change to the country’s healthcare system in decades. The principal aim of the law currently enacted is to expand health insurance coverage to approximately 32 million Americans who are currently uninsured. The law’s most far- reaching changes did not take effect until 2014, including a requirement that most Americans carry health insurance. The consequences of these significant coverage expansions on the sale of our products are still unknown and speculative at this point.

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

We expect that the new presidential administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all or certain provisions of, the Affordable Care Act. Since taking office, President Trump has continued to support the repeal of all or portions of the Affordable Care Act. In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the Affordable Care Act and permits such legislation to pass with a majority vote in the Senate. President Trump also issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the Affordable Care Act and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the Affordable Care Act to the maximum extent permitted by law. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act.

In addition to the 2010 Health Care Reform Legislation and possible repeal of such discussed above, various healthcare reform proposals have also emerged at the state level. Future significant changes in the healthcare systems in the United States or elsewhere could also have a negative impact on the demand for the GlucoTrack® model DF-F or other GlucoTrack® products, if approved for sale, or our future products, if any. These include changes that may lower reimbursement rates for such products from what we might otherwise have obtained and changes that may be proposed or implemented by the current administration or Congress.

We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. In addition to the taxes imposed by the 2010 Health Care Reform Legislation, any further expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and materially adversely affect our business, financial condition and results of operations.

In the EU, although there have not been any recent amendments to the relevant regulatory legislation, there are ongoing discussions regarding amending the current regulatory framework for medical devices. Moreover, because the European Medical Device Directive (the “MDD”) requires only minimum harmonization in the EU, member countries may alter their enforcement of the directives or amend their national regulatory rules.  We cannot predict what healthcare initiatives, if any, will be implemented by the EU or EU member countries, or the effect any future legislation or regulation will have on us.

The GlucoTrack® model DF-F may not be approved for sale in the United States or other (non-CE Mark) jurisdictions.

We will likely be required to undertake significant clinical trials to demonstrate to the FDA that the GlucoTrack® model DF-F is either safe and effective for its intended use or is substantially equivalent in terms of safety and effectiveness to an existing, lawfully marketed non-Section 515 premarket approval (PMA) device (refer to “Management Discussion and Analysis - Government Regulatory”). We may also be required to undertake clinical trials by non-U.S. regulatory agencies in non-CE Mark jurisdictions. Clinical trials are expensive and uncertain processes that may take years to complete. Failure can occur at any point in the process and early positive results do not ensure that the entire clinical trial will be successful. Product candidates in clinical trials may fail to show desired efficacy and safety traits despite early promising results. A number of companies in the medical device industry have suffered significant setbacks in advanced clinical trials, even after their product candidates demonstrated promising results at earlier points.

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

Additionally, although we have received our CE Mark approval for the GlucoTrack® model DF-F non-invasive glucose monitoring device, EU member countries may request or require additional performance and/or safety data from time to time, on a case-by-case basis. We have also received final approval from South Korea to commence sales of the GlucoTrack® model DF-F in South Korea.

Further, the GlucoTrack® model DF-F or our future product candidates, if any, may not be cleared or approved, as the case may be, even if the clinical data are satisfactory and support, in our view, its or their clearance or approval. The FDA or other non-U.S. regulatory authorities may disagree with our trial design or interpretation of the clinical data. In addition, any of these regulatory authorities may change requirements for the clearance or approval of a product candidate even after reviewing and providing comment on a protocol for a pivotal clinical trial that has the potential to result in FDA approval. In addition, any of these regulatory authorities may also clear or approve a product candidate for fewer or more limited uses than we request or may grant clearance or approval contingent on the performance of costly post-marketing clinical trials. In addition, the FDA or other non-regulatory authorities may not approve the labeling claims necessary or desirable for the successful commercialization of the GlucoTrack® model DF-F or our future product candidates, if any.

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

We may not obtain insurance coverage to adequately cover all significant risk exposures.

We will be exposed to liabilities that are unique to the products we provide. We currently maintain premises insurance and there can be no assurance that we will acquire or maintain insurance for certain risks, that the amount of our insurance coverage will be adequate to cover all claims or liabilities, or that we will not be forced to bear substantial costs resulting from risks and uncertainties of business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition and results of operations.

If product liability lawsuits are brought against us, we may incur substantial liabilities.

We face a potential risk of product liability as a result of any of the products that we offer for sale. For example, we may be sued if any product we sell allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for products that we may offer for sale;
●	injury to our reputation;
●	costs to defend the related litigation;
●	a diversion of management's time and our resources;
●	substantial monetary awards to trial participants or patients;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions; and
●	a decline in our stock price.

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently maintain product liability insurance up to $3,000,000 per claim and in the aggregate. Although we have product liability coverage, we may have to pay amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

If we fail to attract and retain key management and scientific personnel, we may be unable to successfully develop or commercialize the GlucoTrack® model DF-F or our future product candidates, if any.

We will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our research, development and commercialization efforts for GlucoTrack® model DF-F or our future product candidates, if any.   Our success depends on our continued ability to attract, retain and motivate highly qualified management and pre-clinical and clinical personnel. The loss of the services of any of our senior management could delay or prevent the development or commercialization of GlucoTrack® model DF-F or our future product candidates, if any. At present, we do not have key man insurance policies with respect to any of our employees. We will need to hire additional personnel as we continue to expand our research and development activities and build a sales and marketing function. Although we currently have employment agreements with each of Messrs. Graham, Malka, Sassoun and Podwalski, those agreements provide that they may be terminated by Mr. Graham, Malka and Sassoun as applicable, upon 90 days written notice to us, respectively.

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

We do not own or operate manufacturing facilities for clinical or commercial production of the GlucoTrack® model DF-F, other than a prototype lab. We have no experience in medical device manufacturing and lack the resources and the capability to manufacture the GlucoTrack® model DF-F on a commercial scale. We currently manufacture the GlucoTrack® model DF-F with a third-party manufacturer in Israel.  In July 2014, we entered into a manufacturing agreement with Wistron. Wistron is in the process of preparing a production line for the GlucoTrack® model DF-F. Wistron has produced a small pilot batch and is in the process of producing a second pilot batch of the GlucoTrack® model DF-F device. Following the receipt of an official clearance from the Taiwanese authorities on January 11, 2017 and the successful completion of a GMP (Good Manufacturing Practice) audit by the local regulatory authorities in July 2017, the production line for the GlucoTrack® model DF-F is now operational.  We intend to utilize the services of both Wistron and the Israeli third-party manufacturer to produce the GlucoTrack® model DF-F.

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

We have limited internal marketing, sales or distribution capabilities and currently we do not intend to develop extensive internal marketing, sales or distribution capabilities in the future. Rather, we intend to utilize third-party distributors to market our products, and have entered into exclusive distribution agreements with respect to certain territories. There is no assurance that third party distributors will achieve acceptable levels of sales or that, if any of our existing arrangements expire or terminate, we will be able to replace any distributors on terms advantageous to us, or at all. Further, there is no assurance that we will be able to expand our distribution network by adding additional distributors. If third party distributors cease to promote our products, or if we are unable to make acceptable arrangements with distributors or sales personnel in other markets, our business prospects, operating results or financial condition could be materially adversely affected.

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

In addition to patent protection, we also rely on other proprietary rights, including protection of trade secrets, know-how and confidential and proprietary information. To maintain the confidentiality of trade secrets and proprietary information, we will seek to enter into confidentiality and non- disclosure agreements with our employees, consultants and collaborators upon the commencement of their relationships with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. Our agreements with employees also generally provide and will generally provide that any inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. However, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with their terms. In the event of unauthorized use or disclosure of our trade secrets or proprietary information, these agreements, even if obtained, may not provide meaningful protection, particularly for trade secrets or other confidential information. To the extent that our employees, consultants or contractors use technology or know-how owned by third parties in their work for us, disputes may arise between us and those third parties as to the rights in related inventions.

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

Two of our executive officers and one of our directors are non-residents of the United States and a substantial portion of our assets and the assets of these persons will be located outside of the United States. Therefore, it may be difficult for an investor, or any other person or entity, to enforce a United States court judgment, including a judgment based upon the civil liability provisions of the Securities Act, and the Exchange Act of 1934, as amended (the “Exchange Act”), in original actions instituted in an Israeli court against any of these persons. Furthermore, service of process upon these persons may be difficult to obtain within the United States.

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

Integrity Israel is required to pay royalties to the OCS on the proceeds from the sale of our systems resulting from research and development projects for which the OCS provided a grant. During the first three years of sales, we will be required to pay royalties of 3% of the sales of such products. In the fourth, fifth and sixth years of sales, we will be required to pay royalties of 4% of such sales and from the seventh year on we will be required to pay royalties of 5% of such sales, in all cases, up to 100% of the amount of grants received by us from the OCS plus interest at the London Interbank Offered Rate (“LIBOR”). We do not have any other future performance obligations related to the OCS grants. As of December 31, 2017, the contingent liabilities with respect to OCS grants subject to repayment under these royalty agreements equaled $36,083, not including interest. To the extent that we are required to pay royalties to the OCS, such payments will increase our expenses for the year(s) in which such payment(s) are accrued, and, as a result, will reduce our profits (or increase our losses, as applicable) for such periods. Payments made to the OCS in lieu of royalties and repayment of the loans described above will reduce our free cash-flow and our cash balance for the year(s) in which such payment(s) are made.

Messrs. Avner Gal and Zvi Cohen collectively loaned us NIS 176,000 ($50,764 based on the exchange rate of 3.467 NIS/dollar as of December 31, 2017) in May 2002 pursuant to an oral agreement (the “Gal/Cohen Loan”). Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned us NIS 336,300 ($97,000 based on the same exchange rate) on March 16, 2004 (the “Tarlovsky/Fisher/Kugler Loan”). These loans are not required to be repaid until the first year in which we realize profits in our statement of operations. At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales after deduction of VAT in the relevant quarter, beginning the quarter following the first year in which we realize profits in our annual statement of operations. The total amount to be repaid by us to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to us, plus an amount equal to the product of the amount of each payment made by us in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment. However, notwithstanding the abovementioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital. The Israeli Consumer Price Index was 177.6386, and 178.5793, respectively, as of the dates of the Gal/Cohen Loan and the Tarlovsky/Fisher/Kugler Loan. As of December 31, 2017, the Israeli Consumer Price Index was 221.3468 Our Board of Directors is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

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

The Company’s and its Israeli subsidiary’s agreements with all of their Israeli employees are in accordance with Section 14 of the Israeli Severance Pay Law -1963 (“Section 14”). Payments in accordance with Section 14 release the Company from any other future severance payments in respect of those employees. Deposits under Section 14 are not recorded as an asset in the Company’s balance sheet.

There is a limited trading market for our common stock, which may make it difficult for our stockholders to sell their shares.

Although our stock is quoted on the OTCQB, few trades in our stock have taken place, to-date, and an active trading market in our securities may not develop, or if developed, may not be sustained. If no active market is ever developed for our Common Stock, it will be difficult for you to sell any shares you purchase in our Company at the time you wish to sell them or at a price that you consider reasonable or at all. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all. In the absence of an active public trading market, an investor may be unable to liquidate an investment in our Common Stock. As a result, investors: (i) may be precluded from transferring their shares of Common Stock; (ii) may have to hold their shares of Common Stock for an indefinite period of time; and (iii) must be able to bear the complete economic risk of losing their investment in us. In the event a market should develop for the Common Stock, there can be no assurance that the market price will equal or exceed the price paid for such share by any of our stockholders.

There may be limitations on the effectiveness of our internal controls, and a failure of our control systems to prevent error or fraud may materially harm our company.

Proper systems of internal controls over financial accounting and disclosure are critical to the operation of a public company. If we are unable to effectively establish such systems, this would leave us without the ability to reliably assimilate and compile financial information about our company and significantly impair our ability to prevent error and detect fraud, all of which would have a negative impact on our company from many perspectives.

Moreover, we do not expect that disclosure controls or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially adversely impact us.

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

As of March 30, 2018, we had 7,257,348 shares of common stock outstanding. In addition, the shares of Preferred Stock, Warrants and employees’ stock options outstanding on such date were convertible into, or exercisable for, an aggregate of 18,378,136 shares of common stock. Pursuant to the registration rights agreement we entered into with certain of our stockholders who participated in the private placement of units of the Company consisting of our Series A Preferred Stock and Warrants to purchase shares of Common Stock and the placement agent agreement entered into with Andrew Garrett, Inc., we have filed a registration statement registering for resale an aggregate of 2,824,471 shares of common stock underlying the Series A Preferred Stock and related Warrants and the placement agent Warrants issued in respect thereof. Pursuant to the registration rights agreement entered into in connection with our sale of the Series B Units, on March 31, 2015 we filed a Registration Statement on Form S-1 registering the resale of an aggregate of 4,818,761 shares of Common Stock underlying the Series B Units and related Warrants and the placement agent Warrants issued in respect thereof. Furthermore, pursuant to the registration rights agreement entered into in connection with our sale of the Series C Units, on November 7, 2017 we filed a Registration Statement on Form S-1 registering the resale of an aggregate of 8,736,198 shares of Common Stock underlying the Series C Units and related Warrants and the placement agent Warrants issued in respect thereof In addition, the shares of Common Stock sold by us in a previous private placement consummated in the period from December 16, 2010 through July 29, 2011 may be eligible for resale without registration in accordance with one or more exceptions under the Securities Act. Sales by stockholders of substantial amounts of shares of Common Stock (pursuant to the registration statement described in the preceding sentence or pursuant to an exemption from registration), the issuance of new shares of Common Stock (or securities convertible into or exercisable for shares of our common stock) by us or the perception that these sales may occur in the future, could materially and adversely affect the market price of the Common Stock.

Because our common stock may be a “penny stock,” it may be more difficult for investors to sell shares of the common stock, and the market price of the common stock may be adversely affected.

Our common stock may be a penny stock if, among other things, the stock price is below $5.00 per share, it is not listed on a national securities exchange or approved for quotation on the Nasdaq Stock Market or any other national securities exchange or it has not met certain net tangible asset or average revenue requirements. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk- disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Broker-dealers must also provide customers that hold penny stock in their accounts with such broker-dealer a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to an investor in violation of the penny stock rules, the investor may be able to cancel its purchase and get its money back.

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

The adoption of the “Conflict Minerals” regulations may adversely affect the manufacturing of our current and future products.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Until mid-December 2015, Integrity Israel leased approximately 3,100 square feet of office space in the city of Ashkelon, Israel as its principal offices and prototype laboratory. Pursuant to a verbal agreement with the landlord, Integrity Israel leased this facility on a monthly basis at a cost of approximately $3,298 (NIS 11,500 based on an exchange rate of $.2868:1 NIS as of March 28, 2018). Currently, Integrity Israel leases approximately 5,500 square feet of office space in the city of Ashdod, Israel for its principal offices. The lease term began on December 1, 2015 for a period of 5 years which can be extended for an additional 5 years at the option of the Company. Monthly lease payments including maintenance are approximately $10,000. The Company estimates that its minimal rent and maintenance payments will be approximately $120,000 per year over each of the next 5 years. In connection with the lease agreement, Integrity Israel provided the landlord a bank guarantee in the amount of approximately $39,338 (NIS 137,162 based on the same exchange rate) that can be exercised by the landlord in the case Integrity Israel fails to pay the monthly rent payments. The guarantee is renewed on an annual basis for a period of 5 years and is secured by funds on deposit with the bank, which generally must be sufficient to cover the principal amount guarantee.

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

The following table sets forth, for each quarter during the period commencing January 1, 2016 and ending on December 31, 2017, the reported high and low bid prices of our Common Stock on the OTCQB. The bid information was obtained from the OTC Markets, Inc. and reflects prices between dealers, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid

December 31, 2017	$4.75	$1.80
September 30, 2017	$6.00	$1.00
June 30, 2017	$2.30	$1.93
March 31, 2017	$2.60	$1.83
December 31, 2016	$3.09	$2.30
September 30, 2016	$3.75	$1.70
June 30, 2016	$4.50	$3.25
March 31, 2016	$4.50	$2.00

Holders

As of March 30, 2018, there were approximately 365 holders of record of our Common Stock.

Dividends

We have never declared or paid any cash dividends on our Common Stock and do not anticipate paying any dividends on our Common Stock in the foreseeable future. Any cash that might be available for payment of dividends will be used to expand our business. Payments of any cash dividends in the future will depend on our financial condition, results of operation and capital requirements, as well as other factors deemed relevant to our Board. Furthermore, pursuant to the certificate of designations, preferences and rights governing the Series C Preferred Stock (the “Series C Certificate of Designations”), as long as any shares of Series C Preferred Stock are outstanding, without the written consent of the holders of a majority in stated value of the then outstanding Series C Preferred Stock, we will not be permitted to, among other things, pay dividends on or otherwise make distributions in respect of any shares of our Common Stock or other securities junior to the Series C Preferred Stock.

Pursuant to the Series A Certificate of Designations, the holders of Series A Preferred Stock are entitled to receive cumulative dividends at a rate of 5% per annum, based on the stated value per share of Series A Preferred Stock, which was initially $1,000 per share. Dividends on the Series A Preferred Stock are payable quarterly on March 31, June 30, September 30 and December 31 of each year, and on each conversion date (with respect to the shares of Series A Preferred Stock being converted). For the year ending December 31, 2017, we paid an amount of $5,731 in cash dividends to holders of Series A Preferred Stock.

Pursuant to the Series B Certificate of Designations, the holders of Series B Preferred Stock are entitled to receive cumulative dividends at a rate of 5.5% per annum, based on the stated value per share of Series B Preferred Stock, which was initially $1,000 per share. Dividends on the Series B Preferred Stock are payable quarterly on March 31, June 30, September 30 and December 31 of each year, and on each conversion date (with respect to the shares of Series B Preferred Stock being converted). For the year ending December 31, 2017, we distributed a total of 359,505 shares of Common Stock at an estimated fair value of $854,647 as stock dividends to holders of Series B Preferred Stock.

Pursuant to the Series C Certificate of Designations, the holders of Series C Preferred Stock are entitled to receive cumulative dividends at a rate of 5.5% per annum, based on the stated value per share of Series C Preferred Stock, which was initially $1,000 per share. Dividends on the Series C Preferred Stock are payable quarterly on March 31, June 30, September 30 and December 31 of each year, beginning on June 30, 2016, and on each conversion date (with respect to the shares of Preferred Stock being converted). For so long as required under the terms of the Certificate of Designations for the Company’s outstanding Series A Preferred Stock or Series B Preferred Stock, dividends will be payable only in shares of Common Stock. Thereafter, dividends on the Series C Preferred Stock will be payable, at the option of the Company, in cash and/or, if certain conditions are satisfied, shares of Common Stock or a combination of both. Shares of Common Stock issued as payment of dividends will be valued at the lower of (a) the then current conversion price of the Series C Preferred Stock or (b) the average of the volume weighted average price for the Common Stock on the principal trading market therefor for the 10 trading days immediately prior to the applicable dividend payment date. The Company will incur a late fee of 9% per annum, payable in cash, on dividends that are not paid within three trading days of the applicable dividend payment date. For the year ending December 31, 2017, we distributed a total of 237,169 shares of Common Stock at an estimated fair value of $566,033 as stock dividends to holders of Series C Preferred Stock.

Under Delaware law, we can only pay dividends, whether in cash or common stock, either out of “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or out of current or the immediately preceding year’s earnings. During the third and fourth quarters of 2017, we did not have sufficient earnings to achieve a “surplus”. Due to the statutory limitation, we were unable to distribute quarterly dividends to the holders of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock for the quarters ended September 30, 2017 and December 31, 2017.

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

Given the improvements to the device that were submitted for approval in the second half of 2015 and approved in August and December 2015, we postponed sales of the GlucoTrack® model DF-F in the second half of 2015. We held an international distributors’ conference in October 2015 in which, among other things, we educated our international distributors as to the improvements to the device.

In addition to the improvements to the GlucoTrack® model DF-F described above, we have also continued to work on additional improvements to the device and the development of new devices and, subject to our raising sufficient funds to do so, intend to continue these efforts in 2018. Specifically, we developed wireless communication module (WLM) with embedded Bluetooth Low-Energy (BLE) and Wi-Fi technologies, which we expect will enable transmission of measurement data captured by the GlucoTrack® model DF-F to a cloud-based server. We also started to design the next generation of GlucoTrack®.

Re-Structuring

During 2017, the Company has undergone a significant transformation since the changes in senior management. The Company has reviewed and reworked its corporate strategy as well as the operational plan to bring more focus and reduce expense. The areas most impacted have been the Company’s commercial operations and research & development. This has resulted in significant organizational changes to right-size the Company to reflect its priorities and reduce costs. The Company has reduced headcount across the whole organization from approximately 45 to 27 full-time employees. Positions have been eliminated in management, commercial operations group and research & development group, which in turn has resulted in a significant reduction in operational costs.

Going Concern

We have not yet generated material revenues from our operations and, as of December 31, 2017, the Company has incurred accumulated deficit of $47,368,612, stockholder's deficit of $16,574,933 and negative operating cash flows. We currently have no material sources of recurring revenue and therefor are dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. As applicable to the consolidated financial statements included elsewhere in this report, the most significant estimates and assumptions relate to (i) the fair value estimate of the Warrants with down-round protection, (ii) the allocation of the proceeds and the related issuance costs of the Series C Units, (iii) the going concern assumptions, (iv) measurement of stock based compensation, and (v) determination of net realizable value of inventory.

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

The Company intends to adopt ASU 2014-09 as of January 1, 2018.

The Company evaluated the impact of ASU 2014-09 on its revenue streams and selling contracts, if any, and on its financial reporting and disclosures, business processes, controls and systems.

Since the company did not report significant revenues, management believes that the adoption of ASU 2014-09 will not have a significant impact on its consolidated financial statements.

2.          Accounting Standard Update 2015-11, “Simplifying the Measurement of Inventory”

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

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the years ended December 31, 2017, December 31, 2016 and December 31, 2015. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

During the year ended December 31, 2017, we had revenues of $589,462 from orders for our GlucoTrack® model DF-F glucose monitoring device and personal ear-clip (“PEC”) that are replaced every six months, as compared with $611,689 for the prior-year period.  The decrease in revenues is not material.

Research and development expenses

Research and development expenses were $3,207,466 for the year ended December 31, 2017, as compared to $2,881,817 for the prior-year period. The increase is attributable primarily to an allowance recorded for slow moving inventory in the amount of $756,134 during 2017 and offset by our efforts to obtain regulatory approval for the GlucoTrack® model DF-F in China which occurred during 2016.

Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, travel expenses, clinical trials and other expenses. Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect research and development expenses to increase in 2018 and beyond, primarily due to hiring additional personnel and developing our product line, as well as improvement of the GlucoTrack® model DF-F; however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs, including the FDA registration process, specific requirements from customers, development of new GlucoTrack® models and others.

Selling and marketing expenses

Selling and marketing expenses were $1,525,168 for the year ended December 31, 2017, as compared to $1,127,915 for the prior-year period. The increase is primarily attributable to the hiring of our Chief Commercialization Officer during June 2017 and the related signing bonus and stock-based compensation associated with his employment. In addition, we incurred higher travel costs for our business development team during 2017.

Selling and marketing expenses consist primarily of professional services, salaries, travel expenses and other related expenses. Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect selling and marketing expenses to increase in 2018 and beyond as we continue our focus on marketing and sales of the GlucoTrack® model DF-F.

General and administrative expenses

General and administrative expenses were $6,432,679 for the year ended December 31, 2017, as compared to $2,257,799 for the prior-year period. The increase is attributable to severance paid to our former Chairman and CEO of approximately $162,000 as well as stock-based compensation in the amount of $262,000.  In addition, the increase is attributable to a one time signing bonus of $412,500 including employer payroll taxes and stock-based compensation in the amount of approximately $1,591,000 paid to our new Chairman and CEO, recruiting fees of $195,000 and the related professional fees associated with the changes in management.  The Company also incurred approximately $327,000 related to stock-based compensation and fees paid to our Board members and $193,000 to key executives. We also incurred higher legal fees related to the filing of an S-1 in November of 2017 to register the Series C units and additional fees related to the AGI agreement described above.

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

Financing (Income) expenses, net

  Financing income, net was $247,045 for the year ended December 31, 2017, as compared to financing income, net of $246,105 for the prior-year period. The change was not material. In accordance with U.S. GAAP, we mark the Series A Warrants and the Placement Agent Warrants to market on a quarterly basis based on the fair value estimate derived by using a binomial pricing model, with the changes in fair value recognized as finance expense or income, as applicable, in our consolidated statement of operations.

Net Income (Loss)

Net loss was $(10,328,806) for the year ended December 31, 2017, as compared to a net loss of $(5,409,737) for the prior-year period. The increase in net loss is attributable primarily to the increase in our research and development, selling and marketing and general and administrative expenses , as described above.

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

Selling and marketing expenses consist primarily of professional services, salaries, travel expenses and other related expenses

General and administrative expenses

General and administrative expenses were $2,257,799 for the year ended December 31, 2016, as compared to $1,402,741 for the prior-year period. The increase is attributable primarily to higher salaries and related expenses relating to the hiring of our former Chief Operating Officer on January 1, 2016, stock-based compensation and Board member fees to our Board members. The increase is also attributable to the one-time charge in the amount of $211,077 representing the incremental fair market value adjustments in respect of modified warrants issued to AGI (See Note 9C to our financial statements).

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

Financing (Income) expenses, net

Financing (income) expenses, net was $ (246,105) for the year ended December 31, 2016, as compared to financing expenses, net of $1,186,819 for the prior-year period. The change is primarily attributable to the non-cash loss on partial extinguishment of Series A Preferred Stock and Series A Warrants (see Note 9C to our Consolidated Financial Statements) during the year ended December 31, 2015 and the decrease in the fair value estimate to our Warrants with down-round protection that were issued to investors. In accordance with U.S. GAAP, we mark the Series A Warrants and the Placement Agent Warrants to market on a quarterly basis based on the fair value estimate derived by using a binomial pricing model, with the changes in fair value recognized as finance expense or income, as applicable, in our consolidated statement of operations.

Net Income (Loss)

Net loss was $(5,409,737) for the year ended December 31, 2016, as compared to a net loss of $(5,842,172) for the prior-year period. The decrease in net loss is attributable primarily to the change in financing (income) expenses, net and increase in revenues offset partially by the increase in operating expenses, as described above.

Liquidity and Capital Resources

As of December 31, 2017, and March 30, 2018, cash on hand was approximately $54,000 and $332,000, respectively.  During the first quarter of 2018 we received aggregate net proceeds of approximately $1.690 million (net of related cash expenses) from the issuance and sale of Series D Units. During the first quarter of 2018, we did not collect a material amount in cash proceeds from the fulfillment of orders for our improved GlucoTrack® model DF-F. While we expect to generate additional cash from sales, we do not anticipate that our income from operations will be sufficient to sustain our operations in the next 12 months. Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents will enable us to operate for a period of less than one month from the date of this report. In order to fund our anticipated liquidity needs beyond such period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need to raise additional capital.

As of December 31, 2017, we had an unutilized credit line of approximately $43,265 (NIS 150,000 based on the exchange rate of 3.467 NIS/dollar as of December 31, 2017) with our Israeli bank. Borrowings under the line of credit are secured by funds on deposit with the bank at the time of borrowing, which generally must be sufficient to cover the principal amount of the borrowings in full.

Messrs. Avner Gal and Zvi Cohen collectively loaned us NIS 176,000 ($50,764 based on the exchange rate of 3.467 NIS/dollar as of December 31, 2017) in May 2002 pursuant to an oral agreement. Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned us NIS 336,300 ($97,000 based on the same exchange rate) on March 16, 2004. These loans are not required to be repaid until the first year in which we realize profits in our statement of operations. At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales after deduction of VAT in the relevant quarter, beginning the quarter following the first year in which we realize profits in our annual statement of operations. The total amount to be repaid by us to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to us, plus an amount equal to the product of the amount of each payment made by us in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment. However, notwithstanding the abovementioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital. The Israeli Consumer Price Index was 177.6386, and 178.5793, respectively, as of the dates of the Gal/Cohen Loan and the Tarlovsky/Fisher/Kugler Loan. As of December 31, 2017, the Israeli Consumer Price Index, was 221.3468. Our Board is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

We are required to pay royalties to the Office of the Chief Scientist at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the development plan up to an amount equal to $93,300, plus interest at LIBOR from the date of grant. As of December 31, 2017, the contingent liability with respect to royalty payment on future sales equals to approximately $36,083, excluding interest.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net Cash Used in Operating Activities for the Years Ended December 31, 2017 and December 31, 2016

Net cash used in operating activities was $5,895,119 and $5,311,830 for the years ended December 31, 2017 and 2016, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of $10,328,806 and $5,409,737, respectively. Net cash used in operating activities was partially offset by the one-time charges in the amount of $211,077 representing the incremental fair market value adjustments in respect of modified warrants issued to AGI during the year ended December 31, 2016 and partially offset by the decrease of $2,672,174 related to stock-based compensation as described above in general and administrative expenses. Net increase in operating assets and liabilities during the year ended December 31, 2017 increased our net cash used in operating activities for the year ended December 31, 2017 by $1,958,043, which resulted primarily from deferral of payments to suppliers in the amount of $620,978 and the write down of inventory in the amount of 756,134 for slow moving items.

Net Cash Used in Investing Activities for the Years Ended December 31, 2017 and December 31, 2016

Net cash used in investing activities was $19,467 and $76,455 for the years ended December 31, 2017 and 2016, respectively. During the years ended December 31, 2017 and 2016, cash used in investment activities consisted of equipment purchases (such as computers, research and development and office equipment) in the amount of $19,467 and $76,455, respectively.

Net Cash Provided by  Financing Activities for the Years Ended December 31, 2017 and December 31, 2016

Net cash provided by financing activities was $5,750,736 and $4,936,556 for the years ended December 31, 2017 and 2016, respectively. Cash provided by financing activities for the year ended December 31, 2017 reflected net capital raised from the issuance of Series C Units and Series D Units in the amounts of $5,379,217 and $377,250, respectively. Cash provided by financing activities for the year ended December 31, 2016 reflected net capital raised from the issuance of Series C Units in the amounts of $4,950,085, offset partially by dividends paid to the holders of our Preferred Stock in the amounts of $13,529.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

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

Net Cash Used in Investing Activities for the Years Ended December 31, 2016 and December 31, 2015

Net cash used in investing activities was $76,455 and $203,167 for the years ended December 31, 2016 and 2015, respectively. During the years ended December 31, 2016 and 2015, cash used in investment activities consisted of equipment purchases (such as computers, research and development and office equipment) in the amount of $76,455 and $143,736, respectively, cash used to fund deposits in respect of employees rights upon retirement in the amount of $0 and $24,279, respectively, and cash used in investments in certificates of deposit, which are used to secure Integrity Israel’s obligations in respect of its headquarters lease in the amount of $0 and $35,152, respectively.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost- benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

  Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — the 2013 Integrated Framework. Management has concluded that, as of December 31, 2017, its internal control over financial reporting was effective based on these criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm because we are a smaller reporting company.

Item 9B. Other Information.

  None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

OUR DIRECTORS

The table below sets forth (1) the names and ages of our Directors as of December 31, 2017, (2) all positions with the Company presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Age	Position
Dr. Robert Fischell	87	Director, Member of the Compensation Committee and Nominating and Corporate Governance Committee
John Graham	56	Chairman and Chief Executive Officer
Leslie Seff	66	Director, Chair of the Compensation Committee, and Member of the Audit Committee
Angela Strand	49	Vice Chairperson, Chair of the Nominating and Corporate Governance Committee and Member of the Audit Committee
Revan Schwartz	72	Director, Chair of the Audit Committee
Michael Hauck	62	Director, Member of the Compensation Committee and Nominating and Corporate Governance Committee

Dr. Robert Fischell has served as one of Integrity’s directors since 2010. He also serves on Integrity’s Nominating and Corporate Governance Committee and Compensation Committee. Dr. Fischell is an inventor and serial entrepreneur with over 160 issued U.S. patents.  Starting in 1959, Dr. Fischell spent over 30 years with the Johns Hopkins University Applied Physics Laboratory, which resulted in 53 patents in both aerospace and biomedical technology. His interests at Johns Hopkins then turned to the invention of new medical devices such as pacemakers and implantable heart defibrillators. Starting in 1969, Dr. Fischell began the formation of 14 private companies that licensed his patents on medical devices. These companies include Pacesetter Systems, Inc. (purchased by Siemens and now part of St. Jude Medical, Inc.), IsoStent, Inc. (merged with Cordis Company, a Johnson and Johnson Company), NeuroPace, Inc., Neuralieve, Inc., Angel Medical Systems, Inc., and Svelte Medical Systems, Inc. As it relates to diabetes management devices, he was the inventor of the first implantable insulin pump (which became Minimed, which was sold to Medtronic). Dr. Fischell’s honors include Inventor of the Year for the USA in 1984, election to the National Academy of Engineering in 1989, the Distinguished Physics Alumnus Award of the University of Maryland, and several medals for distinguished accomplishments in science, engineering and innovation. In 2004, Discover magazine gave Dr. Fischell their annual Technology for Humanity award. In 2008, Dr. Fischell received the honorary degree of Doctor of Humane Letters from the Johns Hopkins University in recognition of his many lifesaving inventions. From June 2009 until March 2011, Dr. Fischell was a director of InspireMD, Inc. (OTCBB: NSPR), a medical device company focusing on the development and commercialization of its proprietary stent system, MGuard. Dr. Fischell received his BSME degree from Duke University and MS and Sc.D. degrees from the University of Maryland.

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

Leslie Seff has served as one of Integrity’s directors since March 2016. Mr. Seff also serves on Integrity’s Audit Committee and Compensation Committee. Mr. Seff currently serves as founder and chief operating officer of AIMPaaS LLC, a technology firm that provides trade execution facility, risk assessment, performance monitoring, and compliance oversight for hedge funds, brokerage firms and other asset managers. Mr. Seff is also the founder and president of the consulting firm, Matthew B. Management, Inc. Prior to this, Mr. Seff served as Chief Operating Officer and Managing Director, Capital Markets, of BrokerageAmerica LLC, a provider of trade execution services to broker/dealers and institutional investors. In 1996, Mr. Seff started the NASDAQ trading department at Fidelity Investments and subsequently managed that department from 1996 to 1998. Mr. Seff has also served as the managing member of his own NASD Member Firm, and is a former Allied Member of the New York Stock Exchange. Mr. Seff holds a BBA in Finance from Hofstra University and an MBA from Bernard Baruch College (City University of New York). Lastly, in 2017 Mr. Seff was appointed to "The Dean's Advisory Council" of the Zicklin School of Business, which is the graduate business school for Baruch College, of The CUNY System.

Angela Strand has served as one of Integrity’s directors since March 2016 and was appointed Vice Chairperson of the Board in March of 2017. Mr. Strand also serves as Integrity’s Chairperson of the Nominating and Corporate Governance Committee and a member of the Audit Committee. Ms. Strand previously served as a founder and senior executive of Nohm, a joint venture between Smith Electric Vehicles and FDG Electric Vehicles Ltd. (HK: 729HK), and the founder of Strand Strategy, a healthcare management and consulting firm. Ms. Strand is also a named inventor with seven issued patents.  From 2011 to 2015, Ms. Strand served as the chief marketing officer and head of business development and government affairs for Smith Electric Vehicles. Ms. Strand has also served as vice president of market development for Proteus Digital Health, and in various executive roles at Aerogen (acquired by Nektar Therapeutics, NASDAQ:NKTR), Novacept (acquired by Cytyc, NASDAQ: CYTC, now NASDAQ: HOLX) and FemRx (acquired by Johnson & Johnson, NYSE: JNJ). Ms. Strand holds a B.Sc. in Communications and an MBA in Marketing from the University of Tennessee.

Revan Schwartz, JD has served as one of Integrity’s directors since November 2016. He is also Chair of Integrity’s Audit Committee. Mr. Schwartz was appointed to the Board of Directors by Andrew Garrett, Inc. (“AGI”), pursuant to the terms of a placement agent agreement executed by AGI and the Company. Mr. Schwartz is an attorney and currently maintains a private law practice. Mr. Schwartz has acted as a sole practitioner lawyer for the last five years. Mr. Schwartz has more than 30 years of experience in corporate and securities law. He held the position of General Counsel for AAA Computer, Hafco International Trading Corporation, Bermil Industries, Viking Credit Corp and The Pride Group. Most recently, Mr. Schwartz was Senior Vice President and General Counsel for Andrew Garrett, Inc., a boutique securities and investment banking firm. While with Andrew Garrett, Mr. Schwartz possessed NASD/FINRA Series 4, 7, 24, 27, 53 and 55 licenses. Mr. Schwartz began his career with the East New York Savings Bank (ENYSB) where he held several administrative and management positions, including a position overseeing a life insurance subsidiary. Mr. Schwartz received a BS, with a major in accounting and a minor in economics, summa cum laude, from New York Institute of Technology, and a JD, cum laude, from St. John’s University. Mr. Schwartz is currently a member of the New York and Florida Bars.

Michael Hauck has served on our board since May 2017. Mr. Hauck also serves on Integrity’s Compensation Committee and Nominating and Corporate Governance Committee. He is the Executive Director of The Getz Group, a $1 billion privately owned pan-Asian trading company focused on healthcare, industrial products, consumer distribution and retailing. Mr. Hauck has previously held executive and director level positions at companies including, ERM, Interpharma Investments Ltd., Zuellig Pharma Group, Invida Holdings, Target Worldwide Express, 3i plc, Springboard, and Business Health Group Ltd. Additionally, he has served as CEO of Walsh International for eight years, where he led the company’s IPO and eventual sale to IMS Health. Through his extensive leadership experience, Mr. Hauck has developed expertise across a wide range of industries and functions, including healthcare distribution services, product launch, and commercialization; pharma, medical device, consumer health, and wellness; data aggregation and data solutions; business development, mergers and acquisitions; and personnel and finance. Mr. Hauck received an MA in politics, philosophy, and economics from St. Catherine’s College, Oxford University, as well as an MBA in marketing and finance from Cranfield School of Management, one of the oldest and most reputable business schools in the United Kingdom.

OUR EXECUTIVE OFFICERS

The table below sets forth the names and ages of our executive officers as of December 31, 2017 and all positions with the Company presently held by each such person. Immediately following the table is biographical information for each of our executive officers (other than John Graham, our Chairman and Chief Executive Officer), including the positions held by, and principal areas of responsibility of, each such person during the last five years. Biographical information for Mr. Graham is included above under the caption “Our Directors.”

Name	Age	Position
David Malka	51	Vice President of Operations
Sami Sassoun	50	Chief Financial Officer
David Podwalski	65	Chief Commercial Officer
Eugene Naidis	49	Vice President of Research and Development

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

David Podwalski joined Integrity in June 2017 as its Chief Commercial Officer. David is a seasoned pharmaceutical and life sciences executive with more than 20 years of experience in global commercial leadership, most notably with insulin-based therapies. Before joining Integrity, from February 2005 to June 2017, he served at Ernst & Young as Senior Consultant and Subject Matter Expert, Life Sciences, where he assisted major pharmaceutical, animal health, diagnostic, and medical device companies in developing innovative go-to-market commercial strategies, sales and marketing excellence programs, product launch roadmaps, commercial operations and analytics support, and enhanced patient and physician support services. Previously, from September 1976 to February 2005, Mr. Podwalski was Senior Director of Global Commercial Effectiveness at Aventis Pharmaceuticals, where he designed and established leading practices in sales and marketing capabilities in the US, Europe, Asia and Latin America. Earlier in his career, Mr. Podwalski served in various capacities at Hoechst Marion Roussel Inc., including senior commercial leadership positions in both pharmaceutical and consumer healthcare products, most notably in diabetes. Mr. Podwalski holds a BS in Marine Biology and Animal Behavior and a post-graduate diploma in Finance & International Marketing at McGill University.

Eugene Naidis has served as Integrity’s Vice President of Research and Development since 2010 and has an extensive experience in software development and management of R&D projects. Over the past 15 years, he has lead complex projects in the field of industrial and medical measurement devices and applications.   Mr. Naidis was involved (software development and management) in the invention of a symbiotic approach, revolutionary vibration-based percussion technology to determine the presence of content inside pipes; electromagnetic based, high-precision thickness measurement system; a system for non-contact, continuous measurement of liquid and solid levels in storage containers, based on ultrasonic technology. Mr. Naidis holds BSc. in Metallurgy Engineering and Masters of Science in Metallurgy and Computer Engineering.

CORPORATE GOVERNANCE

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and regulations of the SEC thereunder requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes of ownership with the SEC.  Our officers, directors and 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms so filed.

Based solely on a review of copies of such forms received and written representation letters from our executive officers and directors, we believe that, during the last fiscal year, all executive officers and directors complied with the Section 16(a) reporting requirements except the following:

Name of Reporting Person	Form Type	Date of Filing
Michael Hauck	Form 4	6/9/2017
Michael Hauck	Form 3	6/8/2017
Angela Strand	Form 4	6/7/2017
Robert Fischell	Form 4	6/7/2017
Leslie Seff	Form 4	6/6/2017
Revan Schwartz	Form 4	6/6/2017
Philip Darivoff	Form 4	3/14/2017
Sami Sassoun	Form 3	2/9/2017
Philip Darivoff	Form 4	1/13/2017

Code of Business Conduct and Ethics

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

Nominating and Corporate Governance Committee

The members of the Nominating and Corporate Governance Committee of the Board are Ms. Angela Strand, (Chairperson) Mr. Robert Fischell and Mr. Michael Hauck. Our Board has determined that these directors are “independent” as defined by the rules of the SEC. The purposes and powers of the Nominating and Corporate Governance Committee include (i) identifying potential qualified nominees for director and recommend to the Board for nomination candidates for the Board, (ii) developing the Company's corporate governance guidelines and additional corporate governance policies, and (iii) exercising such other powers and authority as shall from time to time be assigned thereto by resolution of the Board. The Nominating and Corporate Governance Committee adopted the Nominating and Corporate Governance Committee charter on July 5, 2016, which sets forth the duties and responsibilities of the Nominating and Corporate Governance Committee.

Compensation Committee

The members of the Compensation Committee of the Board are Mr. Leslie Seff (Chairman), Mr. Robert Fischell, Mr. Michael Hauck. Our Board has determined that all three of these directors are “independent” as defined by the rules of the SEC. The primary responsibilities of the Compensation Committee include reviewing compensation and other benefits for our executive officers, and periodically reviewing and making recommendations to our Board with respect to director compensation.

Audit Committee and Audit Committee Financial Expert

The members of the Audit Committee of the Board are Mr. Revan Schwartz (Chairman), Mr. Leslie Seff and Ms. Angela Strand. Our Board has determined that all three of these directors are “independent” as defined by the rules of the SEC. The primary role of the Committee is to oversee the financial reporting and disclosure process. To fulfill this obligation, the Committee relies on: management for the preparation and accuracy of the Company’s financial statements; both management and the Company’s internal audit department/management for establishing effective internal controls and procedures to ensure the Company's compliance with accounting standards, financial reporting procedures and applicable laws and regulations; and the Company’s independent auditors for an unbiased, diligent audit or review, as applicable, of the functions of the audit committee are performed by the full Board. Each member of the Committee shall be independent in accordance with the requirements of Rule 10A-3 of the Exchange Act and the NASDAQ Listing Rules. No member of the Committee can have participated in the preparation of the Company's or any of its subsidiaries' financial statements at any time during the past three years.

The Board has determined that Mr. Schwartz is an “Audit Committee Financial Expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes compensation of our named executive officers, as of December 31, 2017 and 2016.

Name and Principal Position	Year	Salary	Signing Bonus	Option Awards	All other Compensation		Total Compensation

John Graham	2017	$266,449	$375,000	$1,590,635	-		$2,232,084
Chief Financial Officer	2016	-	-	-	-		-

David Podwalski	2017	$94,545		$130,814	-		$225,359
Chief Commercialization Officer	2016	-	-	-	-		-

Sami Sassoun	2017 (1)	$109,276	$-	$82,432	$64,013	(2)	$255,721
Chief Financial Officer	2016 (5)	-	-	-	-		-

David Malka	2017 (1)	$105,000		$110,904	$67,385	(3)	$283,289
Vice President of Operations	2016 (5)	$63,114	$-	$-	$48,046	(6)	$111,160

Eugene Naidis	2017 (1)	$96,418	$-	$82,432	$49,326	(4)	$228,176
Vice President of R&D	2016 (5)	$79,656	$-		$40,776	(7)	$120,432

(1)	Calculated based on the average exchange rate for the year of New Israeli Shekels to U.S. Dollars of NIS 3.576 = U.S. $1.00

(2)
Includes $16,107 in automobile expenses paid by Integrity, including leasing costs, insurance premiums, gasoline and/or repairs incurred in connection with the executive’s automobile, $336 in cellular communications expenses paid by Integrity, representing the estimated costs of our cellular communications expenses attributable to the executive, $14,060 in tax gross-up payments, and contributions to the (a) Severance Pay- Fund, (b) retirement plan feature of Managers’ Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) and (d) and statutory national insurance (Bituach Leumi) in the aggregate total amount of $33,510.

(3)
Includes $21,745 in automobile expenses paid by Integrity, including leasing costs, insurance premiums, gasoline and/or repairs incurred in connection with the executive’s automobile, $336 in cellular communications expenses paid by Integrity, representing the estimated costs of our cellular communications expenses attributable to the executive, $14,060 in tax gross-up payments, and contributions to the (a) Severance Pay- Fund, (b) retirement plan feature of Managers’ Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) and (d) statutory national insurance (Bituach Leumi) in the aggregate total amount of $31,244.

(4)
Includes $15,101 in automobile expenses paid by Integrity, including leasing costs, insurance premiums, gasoline and/or repairs incurred in connection with the executive’s automobile, $336 in cellular communications expenses paid by Integrity, representing the estimated costs of our cellular communications expenses attributable to the executive, $10,705 in tax gross-up payments, and contributions to the (a) Severance Pay- Fund, (b) retirement plan feature of Managers’ Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) and (d) statutory national insurance (Bituach Leumi) in the aggregate total amount of $23,184.

(5)	Calculated based on the average exchange rate for the year of New Israeli Shekels to U.S. Dollars of NIS 3.832 = U.S. $1.00

(6)
Includes $20,292 in automobile expenses paid by Integrity, including leasing costs, insurance premiums, gasoline and/or repairs incurred in connection with the executive’s automobile, $313 in cellular communications expenses paid by Integrity, representing the estimated costs of our cellular communications expenses attributable to the executive, $11,574 in tax gross-up payments, and contributions to the (a) Severance Pay- Fund, (b) retirement plan feature of Managers’ Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) and (d) statutory national insurance (Bituach Leumi) in the aggregate total amount of $15,867.

(7)
Includes $14,405 in automobile expenses paid by Integrity, including leasing costs, insurance premiums, gasoline and/or repairs incurred in connection with the executive’s automobile, $313 in cellular communications expenses paid by Integrity, representing the estimated costs of our cellular communications expenses attributable to the executive, $8,455 in tax gross-up payments, and contributions to the (a) Severance Pay- Fund, (b) retirement plan feature of Managers’ Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) and (d) statutory national insurance (Bituach Leumi) in the aggregate total amount of $17,603.

Employment Agreements

Set forth below are summaries of the material terms of the employment agreements if each of Integrity’s named executive officers

John Graham

Effective April7, 2017, the Company entered into an amendment to the employment agreement (the “Graham Employment Amendment”) with John Graham, whom the Company appointed as Chief Executive Officer on March 20, 2017, to modify the base compensation provision and the equity compensation provision under that certain Employment Agreement, dated March 20, 2017 (the “Graham Effective Date”), by and between the Company and Mr. Graham. Pursuant to the terms of the Graham Employment Amendment, (a) Mr. Graham’s base compensation was modified such that he receives a base salary of $500,000 per year, as well as a one-time payment of $375,000 paid to Mr. Graham upon commencement of Mr. Graham’s employment with the Company which amount was recognized as an expense as of the employment commencement date, and (b) the vesting periods of Mr. Graham’s options to purchase Common Stock were modified whereby (1) 307,754 option at an exercise price of $4.50 per share vested as of the Graham Effective Date, (2) 923,262 options at an exercise price of $4.50 per share vest on the six month anniversary of the Graham Effective Date, (3) 442,980 options at an exercise price of $4.50 per share vest on the two (2) year anniversary of the Graham Effective Date, (4) 559,414 options at an exercise price of $5.41 per share vest on the two (2) year anniversary of the Graham Effective Date, and (5) 844,130 options at an exercise price of $7.75 per share vest on the two (2) year anniversary of the Graham Effective Date. According to the agreement between the Company and Graham, Mr. Graham is also eligible to earn an annual performance bonus between 35-72% of his base salary (of which $225,000 is guaranteed as performance bonus for his first year), subject to certain performance criteria approved and adopted in September 2017 by the Compensation Committee and the Board of Directors and, provided that Mr. Graham continues to be an employee through and on March 15, 2018.

David Podwalski

On June 26, 2017, the Company entered into an employment agreement (the “CCO Employment Agreement”) with with Mr. Podwalski to serve as Chief Commercial Officer of the Company.  Under the CCO Employment Agreement, Mr. Podwalski (1) receives a base salary of $240,000 per year; (2) receives a sign-on bonus of $25,000, payable on the six month anniversary of the Podwalski Effective Date, subject to his continued employment through and on such payment date; (3) is eligible to receive an annual performance bonus, having a minimum bonus opportunity equal to 20% of his current base salary based upon 80% achievement of performance criteria (the “Minimum Performance Goal”), a target bonus opportunity equal to 25% of his current base salary based upon 100% achievement of performance criteria, and a maximum bonus opportunity equal to 37.5% of his current base salary based upon 150% achievement of performance criteria (the “Maximum Performance Goal”), provided, however, that such performance bonus will be determined using straight-line interpolation of the level of achievement between the Minimum Performance Goal and the Maximum Performance Goal; and (4) receive an initial stock option grant to purchase shares of Common Stock equal to 1% of the total fully diluted shares of Common Stock as of the Podwalski Effective Date, with an exercise price of $4.50 per share or the fair market value of a share of Common Stock on the grant date, whichever is greater, vesting monthly over a three year period commencing on the Podwalski Effective Date, subject to his continued employment through and on each such vesting date (the total fair value of the grant as of the Podwalski Effective Date is approximately $270,000).The CCO Employment Agreement is terminable by the Company on 90 days written notice and by Mr. Podwalski on 30 days written notice.  The CCO Employment Agreement is immediately terminable by the Company for cause, as defined in the CCO Employment Agreement, without the payment of severance.  The CCO Employment Agreement contains non-compete obligations applicable during the term of the agreement and for one year thereafter and confidentiality obligations that survive the termination of the agreement indefinitely

David Malka

David Malka entered into an employment agreement with Integrity Israel in July 2010 pursuant to which Mr. Malka agreed to continue to serve as the Vice President of Operations of Integrity Israel.  Mr. Malka’s employment agreement provides for an annual salary of NIS 240,000, or approximately $68,985 based on the exchange rate of 3.479 NIS / $1.00 USD in effect on March 21, 2018, and an annual bonus to be determined by the Board of Directors and an additional sum provided that Mr. Malka reaches certain milestones approved by the Board of Directors, as well as the payment of certain social and insurance benefits and the use of a company car. The agreement also provides that Mr. Malka’s annual salary shall be subject to increase from time to time at the discretion of the Board of Directors.  We expect that Mr. Malka’s bonus formula, as previously determined by the Board of Directors, will be renegotiated once Integrity Israel has begun commercialization of its products. The agreement is terminable by either party on 90 days’ notice, immediately by Integrity Israel with the payment of an amount equal to 90 days of annual salary, or immediately by Integrity Israel for cause (as defined in the agreement) without the payment of severance. Mr. Malka’s employment agreement contains non-compete and confidentiality provisions effective during the term of the agreement and for one year thereafter.

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

Effective April 7, 2017, Integrity Israel entered into an amended and restated personal employment agreement (the “Malka Employment Agreement”) with David Malka for his continued service as Vice President of Operations of the Company and Integrity Israel, effective as of March 20, 2017 (the “Malka Effective Date”). Pursuant to the terms of the Malka Employment Agreement, Mr. Malka (a) receives a monthly base salary of NIS 20,000 (approximately $5,749 based on an exchange rate of 3. 479 NIS / 1 USD in effect on March 21, 2018), which may increase to NIS 35,000 per month (approximately $10,060 using the same exchange rate) in the event certain performance milestones are met; (b) is eligible to earn an annual performance bonus between 420-864% of his base salary, subject to certain performance criteria to be established by the Board of Directors within the first ninety (90) days of each fiscal year; (c) is eligible to earn a retention bonus equal to 60% of his aggregate base salary earned through the one-year anniversary of the Malka Effective Date, payable thirty days following the one-year anniversary of the Malka Effective Date and provided that Mr. Malka remains employed with Integrity Israel through and on the one-year anniversary of the Malka Effective Date; (d) received a modification to the terms of his options to purchase 79,434 shares of Common Stock at an exercise price per share equal to $6.25 whereby the unvested portion of such options will accelerate and will be immediately exercisable, effective as of the Malka Effective Date (since the original performance conditions were not expected to be satisfied as of the date of the modification of the terms, the fair value of such grant was measured based on the fair value of the modified award at the modification date); and (e) received options to purchase 361,875 shares of Common Stock, granted under the Plan, with an exercise price $4.50 per share, which shall vest over a three-year period.  In addition, the Malka Employment Agreement provides for the payment of certain social benefits and the use of a company car.  The Malka Employment Agreement is terminable by Integrity Israel and Mr. Malka on 90 days’ prior written notice, without cause, or immediately by Integrity Israel for cause as defined in the Malka Employment Agreement.  Integrity Israel may terminate Mr. Malka’s employment without cause prior to the expiration of the 90-day notice period, but will be required to pay Mr. Malka a severance fee equal to his base salary plus the financial value of all other benefits Mr. Malka would have been entitled to receive in respect of the portion of the notice period which was forfeited.

Sami Sassoun

Mr. Sassoun’s appointment as Chief Financial Officer was made pursuant to an employment agreement (the “Sassoun Employment Agreement”) with Integrity Israel, dated February 1, 2017. The Sassoun Employment Agreement provides for a monthly base gross salary of NIS 30,000 (approximately $8,623 based on the exchange rate of NIS 3.479 /$1.00 USD in effect on March 21, 2018), as well as the payment of certain social benefits and the use of a company car. The Sassoun Employment Agreement is terminable by either party on 90 days’ notice or immediately by Integrity Israel for cause (as defined in the Employment Agreement) without the payment of severance. The Employment Agreement contains non-compete obligations applicable during the term of the agreement and for one year thereafter and confidentiality obligations that survive the termination of the agreement indefinitely.

In addition, pursuant to the Sassoun Employment Agreement, the Company has agreed to grant to Mr. Sassoun, on the one-year anniversary of the commencement of his employment with the Company, options to purchase such number of shares of Common Stock of the Company, at an exercise price of $4.50 per share, with the number of options to be issued and the vesting provisions applicable thereto to be determined by the Board of Directors of the Company.

 In September 2017, the Compensation Committee and the Board of Directors approved an increase of Mr. Sassoun’s base salary to NIS 47,250 per month (approximately US$161,513 annually), which shall only start to take effect after the Company has completed the next round of financing and has sufficient funds to finance operations. The Compensation Committee and the Board of Directors also approved certain on-target performance bonus at 35% of Mr. Sassoun annual base salary and grant of stock options (pursuant to the Company’s 2010 Incentive Compensation Plan, as amended) equating to 1% of the fully diluted number of shares of the Company after the closing of the offering of Series C Units, with a strike price of US$4.50, with three-year monthly vesting commencing on the first month after the effective date.

Eugene Naidis

Eugene Naidis entered into an employment agreement with Integrity Israel in July 2010 pursuant to which Mr. Naidis agreed to continue to serve as the Vice President of Research and Development of Integrity Israel. Mr. Naidis’s employment agreement provides for an annual salary of NIS 276,000, or approximately $79,333 based on the exchange rate of 3.479 NIS / $1.00 USD in effect on March 21, 2018, as well as the payment of certain social and insurance benefits and the use of a company car. The agreement also provides that Mr. Naidis’s annual salary shall be subject to increase from time to time at the discretion of the Board of Directors.  We expect that Mr. Naidis’s bonus formula, as previously determined by the  Board of Directors, will be renegotiated once Integrity Israel has begun commercialization of its products. The agreement is terminable by either party on 90 days’ notice, immediately by Integrity Israel with the payment of an amount equal to 90 days of annual salary, or immediately by Integrity Israel for cause (as defined in the agreement) without the payment of severance. Mr. Naidis’s employment agreement contains non-compete and confidentiality provisions effective during the term of the agreement and for one year thereafter.

In September 2017, the Compensation Committee and the Board of Directors approved an increase of Mr. Naidis’s base salary to NIS 43,200 (US$147,660 annually), which shall only start to take effect after the Company has completed the next round of financing and has sufficient funds to finance operations. The Compensation Committee and the Board of Directors also approved certain on-target performance bonus at 35% Mr. Naidis’s annual base salary and grant of stock options (pursuant to the Company’s 2010 Incentive Compensation Plan, as amended) equating to 1% of the fully diluted number of shares of the Company after the closing of the offering of Series C Units, with a strike price of US$4.50, with three-year monthly vesting commencing on the first month after the effective date.

Outstanding Equity Awards as of December 31, 2017

The following table sets forth for each of Integrity’s named executive officers certain information regarding unexercised options as of December 31, 2017:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)		Option Expiration Date

John Graham, Chief Executive Officer	1,231,016	1,846,524	$4.5-$7.75	(1)	March 16, 2027
David Podwalski, Chief Commercialization Officer	56,503	234,082	$4.50	(2)	June 22, 2027
Sami Sassoun, Chief Financial Officer	24,410	268,514	$4.50	(3)	September 15, 2017
David Malka, Vice president of Operations	167,891	755,673	$4.5-$6.25	(4)	April 3, 2027
Eugene Naidis, Vice President of Research and Development	24,410	268,514	$4.50	(5)	September 15, 2017

__________
(1)
the vesting periods of Mr. Graham’s options to purchase Common Stock are as follows: (i) 307,754 shares of Common Stock underlying the option to purchase Common Stock at an exercise price of $4.50 per share (the “$4.50 Options”) vested on March 20, 2017, (ii) 923,262 of the $4.50 Options vest on September 20, 2017, and (iii) the remaining 442,980 of the $4.50 Options as well as 559,414 options at an exercise price of $5.41 per share and 844,130 options at an exercise price of $7.75 per share will vest on March 20, 2019.

(2)	Mr. Podwalski’s options vested or will vest in 12 equal quarterly installments beginning June 22, 2017.
(3)	Mr. Sassoun’s options vested or will vest in 12 equal quarterly installments beginning September 15, 2017.
(4)
Mr. Malka’s options to purchase 79,434 shares of Common Stock at an exercise price per share equal to $6.25 all vested as of April 3, 2017, pursuant to an amendment to his employment agreement. 361,875 of Mr. Malka’s options vested or will vest in 12 equal quarterly installments beginning April 7, 2017.

(5)	Mr. Naidis’s options vested or will vest in 12 equal quarterly installments beginning September 15, 2017.

DIRECTOR COMPENSATION

The following table sets forth information with respect to the compensation of our directors (other than Mr. Gal and Mr. Malka, whom did not receive separate compensation for their service as directors) as of December 31, 2017:

Name	Fees earned or paid in cash	Payment for services in Common Shares (2)	Other Compensation (3)	Options Awards Vested (1)	Total

Angela Strand	$38,868	$15,000	$60,000	$21,724	$135,592
Robert Fischell	$24,150			$21,724	$45,874
Leslie Seff	$40,200	$15,000		$21,724	$76,924
Revan Schwartz	$28,333			$35,249	$63,582
Michael Hauck	$22,900			$16,821	$39,721
	$154,451	$30,000	$60,000	$117,244	$361,695

(1)          The dollar value recognized for the stock option awards was determined in accordance with FASB ASC Topic 718. For information on the determination of the fair value of each option granted as of the grant date, and of assumptions made with respect to the value of the option awards, see Note 10 to our Consolidated Financial Statements for the year ended December 31, 2017 and calculated based on 41,560 options outstanding as of December 31, 2017.

(2)          On March 20, 2017, the Board authorized the payment of $20,000, 25% of which shall be paid in cash and 75% of which shall be paid by the grant of 3,334 shares of Common Stock, par value $0.001 per share, of the Company, to Leslie Seff, an independent member of the Board (the “Seff Payment”).  The Seff Payment was authorized as consideration for the consulting services provided by Mr. Seff to the Company for the month of March 2017.

(3)          On May 4, 2017, the Board of Directors unanimously voted to appoint Angela Strand, a member of the Board of Directors, as the interim Chief Strategy Officer of the Company, effective as of May 1, 2017 through September 30, 2017. On May 5, 2017, the Company entered into a letter agreement with Ms. Angela Strand confirming her appointment as interim Chief Strategy Officer of the Company.  Pursuant to the terms of the letter agreement, Ms. Strand receives aggregate compensation of $150,000 for her service during the term of employment, paid monthly on the schedule mutually agreed upon by the parties. For the year ended December 31, 2017, Ms. Strand received $60,000 of this fee and the balance was deferred and scheduled for payment in 2018.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. Equity Compensation Plan Information

The following table sets forth information as of December 31, 2017, with respect to securities authorized for issuance under the Plan, which has been approved by Integrity’s stockholders, as well as securities authorized for issuance under certain compensation arrangements that were not subject to approval by Integrity’s stockholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	5,236,967		$5.28	388,033	(1)
Equity compensation plans not approved by security holders	2,023,751	(2)	$5.37	-
Total	7,260,718		$5.31	388,033

(1)
On April 7, 2017, the Board approved an amendment to the 2010 Incentive Compensation Plan of the Company (the “Plan”) to increase the number of shares of the Company’s Common Stock reserved for issuance under the Plan from 1,000,000 shares to 5,625,000 shares. On February 15, 2018, the Board approved another amendment to the Plan to further increase the number of shares of common stock reserved for issuance under the Plan to 7,000,000 shares. On March 23, 2018, stockholders of the Company approved the two amendments to the Plan adopted by the Board as of April 7, 2017 and February 15, 2018.

(2)
Consists of: (i) warrants to purchase 129,556 shares of Common Stock issuable to Andrew Garrett, Inc., as partial consideration for its services as the placement agent for Integrity’s private placement of 1,295,545 shares of Common Stock completed in July 2011, (ii) warrants to purchase 256,769 shares of Common Stock issued or issuable to Andrew Garrett, Inc., as partial consideration for its services as placement agent for Integrity’s private placement of the Series A Units; (iii) warrants to purchase 439,674 shares of Common Stock issued or issuable to Andrew Garrett, Inc., as partial consideration for its services as placement agent for Integrity’s private placement of the Series B Units; (iv) warrants to purchase 844,605 shares of Common Stock issued or issuable to Andrew Garrett, Inc., as partial consideration for its services as placement agent for Integrity’s private placement of the Series C Units; (v) warrants to purchase 37,777 shares of Common Stock issued or issuable to the placement agent for Integrity’s private placement of the Series D Units as partial consideration for its services; (vi) warrants to purchase 244,572 shares of Common Stock issued pursuant to the anti-dilution provisions of outstanding warrants held by Andrew Garrett, Inc.; (vii) options to purchase 17,656 shares of Common Stock issued to the Company’s former investor relations provider, as partial consideration for their services; (viii) options to purchase 21,640 shares of Common Stock issued in consideration of regulatory services; and (ix) options to purchase 31,502 shares of Common Stock issued in consideration of finder’s fee.

SECURITY OWNERSHIP OF
 CERTAIN BENEFICIAL OWNERS, DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information known to us regarding the beneficial ownership of shares of our Common Stock and Preferred Stock as of March 30, 2018 by: (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of Common Stock and/or Preferred Stock; (ii) each of our executive officer and director; and (iii) all executive officers and directors as a group.  In accordance with the rules and regulations of the SEC, in computing the number of shares of Common Stock or Preferred Stock (as applicable) beneficially owned by a person and the percentage ownership of that person, shares issuable through the exercise of any option, warrant or right, through conversion of any security held by that person that are currently exercisable or that are exercisable within 60 days are included.  These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person.  Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all securities that they beneficially own (within the meaning of Rule 13d-3 of the Exchange Act).  Holders of shares of our Preferred Stock are entitled to vote such shares on an as converted to Common Stock basis; the Preferred Stock does not entitle the holders thereof to separate voting rights.

Name of Beneficial Owner	Class of Security	Number of Shares Beneficially owned	Percent of Class (1)
John Graham (2)	Common Stock	1,231,016	8.5%
Dr. Robert Fischell (3)	Common Stock	77,216	0.6%
Angela Strand (4)	Common Stock	51,892	0.4%
Leslie Seff (5)	Common Stock	37,447	0.3%
Revan Schwartz (6)	Common Stock	28,002	0.2%
7Michael Hauck (7)	Common Stock	7,447	0.1%
David Malka (8)	Common Stock	343,858	2.5%
Sami Sassoun (9)	Common Stock	69,163	0.5%
Eugene Naidis (10)	Common Stock	94,030	0.7%
David Podwalski (11)	Common Stock	88,790	0.7%
All Executive Officers and Directors as a group (10 persons)	Common Stock	2,028,861	14.4%
Principal Stockholders
Y.H Dimri Holdings (12)	Common Stock	1,160,650	8.7%
Vayikra Capital LLC (13)	Common Shares, Series B Preferred Stock and Series C Preferred Stock	868,026	6.5%

(1) Subject to a 9.99% beneficial ownership limitation applicable to all holders of the Preferred Stock, holders of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock will vote together with the holders of Common Stock on an as-converted basis. Accordingly, the percentages are based on an aggregate of 13,308,031 shares, consisting of 7,216,712 shares of Common Stock, 83,556 shares of Common Stock as fully converted from 376 shares of Series A Preferred Stock, 3,340,252 shares of common stock as fully converted from 15,031 shares of Series B Preferred Stock and 2,667,511 shares of Common Stock as fully converted from 12,004 shares of Series C Preferred Stock, each outstanding as of March 30, 2018.

(2) Of the options to purchase an aggregate of 3,077,540 shares of Common Stock granted to Mr. Graham under the Plan, which are subject to the approval and ratification by shareholders of the increases of the total number of shares authorized for issuance under the Plan approved by the Board on April 7, 2017 and February 15, 2018, 1,231,016 options will be deemed vested within 60 days from March 30, 2018. Pursuant to an employment agreement dated March 20, 2017, amended on April 7, 2017, the Company issued to Mr. Graham upon his appointment as Chief Executive Officer of the Company (i) a ten-year non-qualified stock option for the purchase of 559,414 shares of Common Stock at an exercise price of $5.41 per share, vesting in full on March 20, 2019; (ii) a ten-year non-qualified stock option for the purchase of 844,130 shares of Common Stock at an exercise price of $7.75 per share, vesting in full on March 20, 2019; (iii) an option to purchase 307,754 shares of Common Stock at an exercise price of $4.50 per share, vested on April 7, 2017; (iv) an option to purchase 923,262 shares of Common Stock at an exercise price of $4.50 per share, vest on September 20, 2017; and (v) an option to purchase 442,980 shares of Common Stock at an exercise price of $4.50 per share, vest on March 20, 2019.

(3) Of the options to purchase an aggregate of 41,560 shares of Common Stock granted to Mr. Fischell under the Plan, 14,894 of which are subject to the approval and ratification by shareholders of the increase of the total number of shares authorized for issuance under the Plan approved by the Board on April 7, 2017 and February 15, 2018, 34,113 options will be deemed vested within 60 days from March 30, 2018. In addition to vested options, this number also includes 43,103 shares of Common Stock owned by Mr. Fischell.

(4) Of the options to purchase an aggregate of 41,560 shares of Common Stock granted to Ms. Strand under the Plan, 14,894 of which are subject to the approval and ratification by shareholders of the increase of the total number of shares authorized for issuance under the Plan approved by the Board on April 7, 2017 and February 15, 2018, of which 34,113 options will be deemed vested within 60 days from March 30, 2018. In addition to vested options, this number also includes 17,779 shares of Common Stock owned by Ms. Strand.

(5) Of the options to purchase an aggregate of 41,560 shares of Common Stock granted to Mr. Seff under the Plan, 14,894 of which are subject to the approval and ratification by shareholders of the increase of the total number of shares authorized for issuance under the Plan approved by the Board on April 7, 2017 and February 15, 2018, of which 34,113 options will be deemed vested within 60 days from March 30, 2018. In addition to vested options, this number also includes 3,334 shares of Common Stock owned by Mr. Seff.

(6) Of the options to purchase an aggregate of 41,560 shares of Common Stock granted to Mr. Schwartz under the Plan, 14,894 of which are subject to the approval and ratification by shareholders of the increase of the total number of shares authorized for issuance under the Plan approved by the Board on April 7, 2017 and February 15, 2018, of which 28,002 options will be deemed vested within 60 days from March 30, 2018.

(7) Of the options to purchase an aggregate of 14,894 shares of Common Stock granted to Mr. Hauck under the Plan, 14,894 of which are subject to the approval and ratification by shareholders of the increase of the total number of shares authorized for issuance under the Plan approved by the Board on April 7, 2017 and February 15, 2018, of which 7,447 options will be deemed vested within 60 days from March 30, 2018.

(8) Of the options to purchase an aggregate of 441,309 shares of Common Stock granted to Mr. Malka under the Plan, 388,353 of which are subject to the approval and ratification by shareholders of the increase of the total number of shares authorized for issuance under the Plan approved by the Board on April 7, 2017 and February 15, 2018, of which 220,163 options will be deemed vested within 60 days from March 30, 2018. In addition to vested options, this number also includes 123,695 shares of Common Stock owned by Mr. Malka.

(9) Of the options to purchase an aggregate of 292,924 shares of Common Stock granted to Mr. Sassoun under the Plan, which are subject to the approval and ratification by shareholders of the increase of the total number of shares authorized for issuance under the Plan approved by the Board on April 7, 2017 and February 15, 2018, of which 69,163 options will be deemed vested within 60 days from March 30, 2018.

(10) Of the options to purchase an aggregate of 292,924 shares of Common Stock granted to Mr. Naidis under the Plan, which are subject to the approval and ratification by shareholders of the increase of the total number of shares authorized for issuance under the Plan approved by the Board on April 7, 2017 and February 15, 2018, of which 69,163 options will be deemed vested within 60 days from March 30, 2018. In addition to vested options, this number also includes 24,867 shares of Common Stock owned by Mr. Naidis.

(11) Of the options to purchase an aggregate of 290,585 shares of Common Stock granted to Mr. Podwalski under the Plan, which are subject to the approval and ratification by shareholders of the increase of the total number of shares authorized for issuance under the Plan approved by the Board on April 7, 2017 and February 15, 2018, of which 88,790 options will be deemed vested within 60 days from March 30, 2018.

(12) The address of Y.H. Dimri Holdings is 1 Jerusalem St. Netivot, 87710 Israel.  Y.H. Dimri is entitled to these subject to the fulfillment of certain requirements.  Yigal Dimri has voting and investment control over the shares held by Y.H. Dimri Holdings.

(13) Includes the following: (i) 440,248 shares of Common Stock; (ii) 138,889 shares of Common Stock issuable upon the conversion of shares of Series B Preferred Stock; and (iii) 288,889 shares of Common Stock issuable upon the conversion of shares of Series C Preferred Stock. The percentage of ownership is calculated based on the number of shares of Common Stock as converted. This number does not include Series B-1 and Series B-2 Warrants owned by Vayikra Capital, LLC, the conversion of which is limited by a beneficial ownership limitation that Vayikra Capital, LLC will not be permitted to exercise such warrants if such conversion would cause such holder to beneficially own more than 9.99% of the outstanding number of shares of our Common Stock outstanding after giving effect to such conversion. The address of Vayikra Capital, LLC is 1 Farmstead Road, Short Hills NJ, 07078. Philip M. Darivoff has voting and investment control over the shares held by Vayikra Capital, LLC.

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

On February 6, 2017, the Company entered into an amended and restated consulting agreement with Strand Strategy, a healthcare consulting firm (“Strand Strategy”), relating to the retention of Strand Strategy’s services as an independent contractor on a temporary basis, effective as of December 1, 2016. The founder and managing director of Strand Strategy, Angela Strand, is an independent member of the Board of Directors, a member of the Audit Committee of the Board. Pursuant to the terms of the consulting agreement, Strand Strategy agreed to assist the Company with its corporate strategy, business development and communication management for a 90-day period. As consideration for the services provided under the consulting agreement, the Company agreed to pay Strand Strategy a fee of $60,000, 25% of which shall be paid in cash and 75% of which shall be paid by the grant to Strand Strategy of 10,000 shares of Common Stock of the Company. The consulting agreement may be terminated immediately by either party, upon written notice to the other party, if the other party materially breached the consulting agreement, and such breach is incapable of cure.  With respect to a breach capable of cure, the nonbreaching party may terminate the consulting agreement if the breaching party fails to cure within five (5) days after receipt of written notice of breach.  The consulting agreement contains confidentiality obligations that survive the termination of the consulting agreement indefinitely.

On March 20, 2017, the Board authorized the payment of $20,000, 25% of which shall be paid in cash and 75% of which shall be paid by the grant of 3,334 shares of Common Stock to Strand Strategy as additional consideration for the consulting services provided by Strand Strategy to the Company for the month of March 2017. The Company had originally agreed to such services, pursuant to the previously reported amended and restated consulting agreement between Strand Strategy and the Company, but the term of such agreement expired on February 28, 2017.

On March 20, 2017, the Board authorized the payment of $20,000, 25% of which shall be paid in cash and 75% of which shall be paid by the grant of 3,334 shares of Common Stock to Leslie Seff, an independent member of the Board.  The payment was authorized as consideration for the consulting services provided by Mr. Seff to the Company for the month of March 2017.

On May 4, 2017, the Board unanimously voted to appoint Angela Strand, a member of the Board of Directors, as the interim Chief Strategy Officer of the Company, effective as of May 1, 2017 through September 30, 2017. On May 5, 2017, the Company entered into a letter agreement with Ms. Angela Strand confirming her appointment as interim Chief Strategy Officer of the Company. Pursuant to the terms of the letter agreement, Ms. Strand receives aggregate compensation of $150,000 for her service during the term of employment, paid monthly on the schedule mutually agreed upon by the parties.

Director Independence

Integrity is not currently listed on any national securities exchange. As a result, Integrity is not subject to the requirements of any securities exchange providing that a majority of the Board of Directors must be comprised of independent directors. Nevertheless, the Board has applied the independence rules of the NYSE American (formerly NYSE MKT) to determine the independence of its directors. The independence rules of the NYSE American include a series of objective tests, including that an “independent” person will not be employed by Integrity and will not be engaged in various types of business dealings with Integrity. Applying these rules and based on representations from the directors with respect to their independence thereunder, the Board has determined that, other than John Graham, each of the current members of Integrity’s Board of Directors is independent and, therefore, a majority of the members of the Board are independent directors.

Item 14. Principal Accounting Fees and Services. Audit Fees

Fees for services rendered by Fahn Kanne & Co. (“Fahn Kanne”) for professional services rendered for the 2017 and 2016 audit of our annual financial statements, review of financial statements included in quarterly reports on Form 10-Q in 2017 and 2016, review of the Registration Statement on Form S-1 filed in November 2017 and out of pocket expenses, totaled approximately $48,261 and $28,703 for 2017 and 2016, respectively.

Audit-Related Fees

Integrity did not pay Fahn Kanne any fees in 2017 or 2016 for assurance and related services reasonably related to the performance of the audit or review of the Integrity’s financial statements.

Tax Fees

Fees for services rendered by Fahn Kanne in 2017 and 2016 for tax compliance, tax advice, and tax planning services totaled approximately $2,992 and $3,914 for 2017 and 2016, respectively.

All Other Fees

Integrity did not pay any other fees to Fahn Kanne in 2017 or 2016.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board is solely responsible for the pre-approval of all audit and non-audit services to be provided by the independent accountants. The Board approved all of the fees paid to Fahn Kanne for the years ended December 31, 2017 and 2016.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Document List

(1)	Financial Statements:

The financial statements of the Company filed herewith are set forth in Part II, Item 8 of this report.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits:

Exhibit Number	Description
2.1	Merger Agreement and Plan of Reorganization, dated as of May 25, 2010, by and among Integrity Applications, Inc., Integrity Acquisition Ltd. and A.D. Integrity Applications Ltd. (1)
3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
3.3	Bylaws of Integrity Applications, Inc. (1)
3.4	Certificate of Designation of Preferences and Rights of Series A 5% Convertible Preferred Stock (2)
3.5	Certificate of Designation of Preferences and Rights of Series B 5.5% Convertible Preferred Stock (3)
3.6	Certificate of Designation of Preferences and Rights of Series C 5.5% Convertible Preferred Stock (8)
4.1	Specimen Certificate Evidencing Shares of Common Stock (1)
4.2	Form of Common Stock Purchase Warrant (1)
4.3	Form of Series A Securities Purchase Agreement (2)
4.4	Form of Series A Common Stock Purchase Warrant (2)
4.5	Form of Series A Registration Rights Agreement (2)
4.6	Form of Series B Securities Purchase Agreement (3)
4.7	Form of Series B-1 Common Stock Purchase Warrant (3)
4.8	Form of Series B-2 Common Stock Purchase Warrant (3)
4.9	Form of Series B Registration Rights Agreement (3)
4.10	Form of Series C Securities Purchase Agreement (8)
4.11	Form of Series C-1 Common Stock Purchase Warrant (8)
4.12	Form of Series C-2 Common Stock Purchase Warrant (8)
4.13	Form of Series C Registration Rights Agreement (8)
4.14	Form of Series D Securities Purchase Agreement (12)
4.15	Form of Series D-1 Common Stock Purchase Warrant (12)
4.16	Form of Series D-2 Common Stock Purchase Warrant (12)
4.17	Form of Series D-3 Common Stock Purchase Warrant (12)
4.18	Form of Series D Registration Rights Agreement (12)
10.1*	Integrity Applications, Inc. 2010 Incentive Compensation Plan (1)
10.2*	Amendment No. 1 to Integrity Applications, Inc. 2010 Incentive Compensation Plan (13)
10.3*	Amendment No. 2 to Integrity Applications, Inc. 2010 Incentive Compensation Plan (11)
10.4*	Form of Director and Officer Indemnification Agreement (1)
10.5*	Personal Employment Agreement, dated as of October 19, 2010, between A.D. Integrity Applications Ltd. and Avner Gal (1)
10.6*	Letter Agreement, effective as of April 7, 2017, among Integrity Applications, Inc., A.D. Integrity Applications Ltd., and Avner Gal (11)
10.7*	Amended and Restated Personal Employment Agreement, effective as of April 7, 2017, between A.D. Integrity Applications Ltd. and David Malka (11)
10.8	Irrevocable Undertaking of Indemnification, dated as of July 26, 2010, by and among Integrity Applications, Inc., Avner Gal, Zvi Cohen, Ilana Freger, David Malka and Alexander Raykhman (1)
10.9	Investment Agreement, dated February 18, 2003, between A.D. Integrity Applications Ltd., Avner Gal, Zvi Cohen, David Freger and David Malka and Yigal Dimri (1)
10.10*	Form of Stock Option Agreement (1)
10.11*	Form of Stock Option Agreement (ESOP) (1)
10.12	Letter of Approval, addressed to Integrity Applications Ltd. from the Ministry of Industry, Trade and Employment of the State of Israel (6)

10.13	Letter of Undertaking, addressed to the Ministry of Industry, Trade and Employment of the State of Israel – Office of the Chief Scientist from Integrity Applications Ltd. (4)
10.14	Investment Agreement, dated March 16, 2004, by and among A.D. Integrity Applications Ltd., Yitzhak Fisher, Asher Kugler and Nir Tarlovsky. (4)
10.15*	Personal Employment Agreement, dated as of October 22, 2013, between A.D. Integrity Applications Ltd. and Eran Hertz. (7)
10.16	Personal Employment Agreement, dated as of February 1, 2017, between A.D. Integrity Applications Ltd. and Sami Sassoun (9)
10.17	Amended and Restated Consulting Agreement, dated as of February 6, 2017, between Integrity Applications, Inc. and Strand Strategy (9)
10.18	Personal Employment Agreement, dated as of March 20, 2017, between Integrity Applications, Inc. and John Graham (9)
10.19*	First Amendment to Employment Agreement, effective as of April 7, 2017, between Integrity Applications, Inc. and John Graham (11)
10.20*	Employment Agreement, effective as of June 26, 2017, between Integrity Applications, Inc. and David Podwalski (5)
14.1	Code of Ethics (9)
21.1	Subsidiaries of Integrity Applications, Inc. (10)
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 **
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 **
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 **
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 **
101.INS	XBRL Instance Document **
101.SCH	XBRL Schema Document **
101.CAL	XBRL Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Calculation Linkbase **
101.LAB	XBRL Label Linkbase Document **
101.PRE	PRE XBRL Presentation Linkbase Document **

——————————
(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on August 22, 2011.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 18, 2013.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on September 5, 2014.
(4)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1, as filed with the SEC on October 7, 2011.
(5)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, as filed with the SEC on August 18, 2017.
(6)	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1, as filed with the SEC on November 10, 2011.
(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on March 27, 2014.
(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 14, 2016.
(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on March 31, 2017.
(10)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on November 7, 2017.
(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 13, 2017
(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 7, 2018.
(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 23, 2016.

*	Compensation Plan or Arrangement or Management Contract.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of this 30th day of March, 2018.

INTEGRITY APPLICATIONS, INC. By: /s/ John Graham Name: John Graham Title: Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of the registrant, do hereby constitute and appoint John Graham and Sami Sassoun, and each of them, as his or her true and lawful attorney-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Graham	Chairman and Chief Executive Officer	March 30, 2018
John Graham	(Principal Executive Officer)

/s/ Sami Sassoun	Chief Financial Officer	March 30, 2018
Sami Sassoun	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert Fischell	Director	March 30, 2018
Dr. Robert Fischell

/s/ Angela Strand	Vice Chairperson	March 30, 2018
Angela Strand

/s/ Leslie Seff	Director	March 30, 2018
Leslie Seff

/s/ Revan Schwartz	Director	March 30, 2018
Revan Schwartz

/s/ Michael Hauck	Director	March 30, 2018
Michael Hauck

INTEGRITY APPLICATIONS, INC.

Consolidated Financial Statements
as of December 31, 2017

Fahn Kanne & Co. Head Office 32 Hamasger Street Tel-Aviv 6721118, ISRAEL PO Box 36172, 6136101 T +972 3 7106666 F +972 3 7106660 www.gtfk.co.il

Report of Independent Registered Public Accounting Firm
Board of Directors and the Stockholders of
INTEGRITY APPLICATIONS, INC.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Integrity Applications, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1, the Company has not yet generated material revenues from its operations to fund its activities and is therefore dependent upon external sources for financing its operations.  As of December 31, 2017, the Company has incurred accumulated deficit of $47,368,612, stockholder's deficit of $16,574,933 and negative operating cash flows.  These factors among others, as discussed in Note 1 to the consolidated financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 1B.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

FAHN KANNE & CO. GRANT THORNTON ISRAEL
Certified Public Accountants (Isr.)
We have served as the Company’s auditor since 2010.

Tel-Aviv, Israel
March 30, 2018

INTEGRITY APPLICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	December 31,
	2017	2016
A S S E T S
Current Assets
Cash and cash equivalents	53,782	148,836
Accounts receivable, net	121,782	92,061
Inventories (Note 3)	957,349	1,419,604
Other current assets (Note 4)	94,137	356,994
Total current assets	1,227,050	2,017,495

Property and Equipment, Net (Note 5)	216,746	240,452

Long-Term Restricted Cash	39,562	35,673

Funds in Respect of Employee Rights Upon Retirement	185,570	167,326
Total assets	1,668,928	2,460,946

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	2,419,988	1,634,642
Other current liabilities (Note 6)	1,265,954	713,549
Total current liabilities	3,685,942	2,348,191

Long-Term Liabilities
Long-Term Loans from Stockholders (Note 8)	182,767	162,034
Liability for Employee Rights Upon Retirement (Note 2J)	185,570	176,719
Warrants with Down-Round Protection (Note 10D)	768,249	681,970
Total long-term liabilities	1,136,586	1,020,723

Total liabilities	4,822,528	3,368,914
Commitments and Contingent Liabilities (Note 9)
Temporary Equity (Note 10.A)
Convertible Preferred Stock of $ 0.001 par value ("Preferred Stock"):
10,000,000 shares of Preferred Stock authorized as of December 31, 2017, and as of December 31, 2016
Preferred Stock Series A issued and outstanding 376 shares as of December 31, 2017, and 376 shares as of December 31, 2016	221,152	221,152
Preferred Stock Series B issued and outstanding 15,031 shares as of December 31, 2017, and 15,031 shares as of December 31, 2016	6,715,844	6,715,844

Preferred Stock Series C issued and outstanding 12,004 shares as of December 31, 2017, and 5,829 shares as of December 31, 2016	6,484,337	3,104,466
Total Temporary Equity	13,421,333	10,041,462

Stockholders' Deficit
Common Stock of $ 0.001 par value ("Common Stock"):
40,000,000 shares authorized as of December 31, 2017, and December 31, 2016; issued and outstanding 6,821,792 shares and 6,026,527 shares as of December 31, 2017, and December 31, 2016, respectively	6,824	6,028
Additional paid in capital	30,676,180	24,586,142
Accumulated other comprehensive income	110,675	62,576
Accumulated deficit	(47,368,612)	(35,604,176)

Total stockholders' deficit	(16,574,933)	(10,949,430)
Total liabilities, temporary equity and stockholders’ deficit	1,668,928	2,460,946

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)
	Year ended December 31,
	2017	2016	2015

Revenues	589,462	611,689	143,167

Research and development expenses (Note 11)	3,207,466	2,881,817	2,268,345
Selling and Marketing (Note 12)	1,525,168	1,127,915	1,127,434
General and administrative expenses (Note 13)	6,432,679	2,257,799	1,402,741
Total operating expenses	11,165,313	6,267,531	4,798,520
Operating loss	10,575,851	5,655,842	4,655,353
Financing (income) expenses, net (Note 14)	(247,045)	(246,105)	1,186,819
Loss for the period	(10,328,806)	(5,409,737)	(5,842,172)
Other comprehensive income (loss):
Foreign currency translation adjustment	48,099	(27,592)	23,498

Comprehensive (loss) for the period	(10,280,707)	(5,437,329)	(5,818,674)

Loss per share (Basic) (Note 16)	(1.87)	(1.08)	(1.15)
Loss per share (Diluted) (Note 16)	(1.87)	(1.08)	(1.15)
Common shares used in computing Basic Loss per share (Note 16)	6,285,324	5,788,842	5,476,870
Common shares used in computing Diluted Loss per share (Note 16)	6,285,324	5,788,842	5,476,870

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

The accompanying notes are an integral part of the consolidated financial statements

INTEGRITY APPLICATIONS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (cont.)

	US Dollars (except share data)
	Common Stock			Accumulated other	Total
	Number of shares	Amount	Additional paid in capital	comprehensive income	Accumulated deficit	stockholders’ deficit

Balance as of January 1, 2016	5,690,097	5,691	22,309,742	90,168	(29,376,515)	(6,970,914)
Loss for the year	-	-	-	-	(5,409,737)	(5,409,737)
Other comprehensive loss	-	-	-	(27,592)	-	(27,592)
Amounts allocated to Series C-1 and Series C-2 Warrants, net	-	-	1,537,380	-	-	1,537,380
Amount classified out of stockholders’ deficit and presented as Warrants with Down-Round Protection within long-term liabilities	-	-	(341,662)	-	-	(341,662)
Incremental fair market value adjustments of modified warrants issued to placement agent	-	-	211,077	-	-	211,077
Stock dividend on Series C Preferred Stock	64,148	65	152,415	-	(152,480)	-
Stock dividend on Series B Preferred Stock	272,282	272	646,943	-	(647,215)	-
Cash dividend on Series A Preferred Stock	-	-	-	-	(18,229)	(18,229)
Stock-based compensation	-	-	70,247	-		70,247
Balance as of December 31, 2016,	6,026,527	6,028	24,586,142	62,576	(35,604,176)	(10,949,430)

The accompanying notes are an integral part of the consolidated financial statements

INTEGRITY APPLICATIONS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (cont.)

	US Dollars (except share data)
	Common Stock			Accumulated other		Total
	Number of shares	Amount	Additional paid in capital	comprehensive income	Accumulated deficit	stockholders’ deficit

Balance as of January 1, 2017	6,026,527	6,028	24,586,142	62,576	(35,604,176)	(10,949,430)
Loss for the year	-	-	-	-	(10,328,806)	(10,328,806)
Other comprehensive income	-	-	-	48,099	-	48,099
Amounts allocated to Series C-1 and Series C-2 Warrants, net	-	-	1,672,766	-	-	1,672,766
Amounts allocated to Series D-1, Series D-2 and Series D-3 Warrants, net	-	-	148,044	-	-	148,044
Stock dividend on Series C Preferred Stock	237,169	238	565,795	-	(566,033)	-
Stock dividend on Series B Preferred Stock	359,505	359	854,288	-	(854,647)	-
Cash dividend on Series A Preferred Stock	-	-	-	-	(14,950)	(14,950)
Amounts allocated to issuance of Common Stock from Series D offering	94,444	94	176,971	-		177,065
Stock-based compensation	104,147	105	2,672,174	-		2,672,279
Balance as of December 31, 2017	6,821,792	6,824	30,676,180	110,675	(47,368,612)	(16,574,933)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Loss for the year	(10,328,806)	(5,409,737)	(5,842,172)
Adjustments to reconcile Loss for the year to net cash used in operating activities:
Depreciation	67,878	59,584	44,891
Stock-based compensation	2,672,174	70,247	18,013
Stock based compensation to financial advisor - warrants with Down-Round Protection	32,880	-	-
Incremental fair market value adjustments of modified warrants issued to placement agent	-	211,077	-
Change in the fair value of warrants issued with down-round protection	(300,322)	(289,626)	(149,092)
Linkage difference on principal of loans from stockholders	3,034	(629)	(2,521)
Loss on partial extinguishment of Series A Preferred Stock and Series A Warrants	-	-	1,284,354
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(19,274)	(73,440)	4,131
Decrease (increase) in inventory	608,212	(590,616)	(737,554)
Decrease (increase) in other current assets	286,834	(85,415)	(156,302)
Increase in accounts payable	620,798	526,560	982,215
Increase (decrease) in other current liabilities	471,334	270,165	(11,187)
Increase in funds in respect of employee rights upon retirement	(9,861)	-	-
Net cash used in operating activities	(5,895,119)	(5,311,830)	(4,565,224)

Cash flows from investment activities:
Increase in funds in respect of employee rights upon retirement	-	-	(24,279)
Purchase of property and equipment	(19,467)	(76,455)	(143,736)
Increase in long-term restricted cash	-	-	(35,152)
Net cash used in investment activities	(19,467)	(76,455)	(203,167)

Cash flows from financing activities
Cash dividend on Series A Preferred Stock	(5,731)	`(13,529)	(57,061)
Proceeds allocated to Series C Preferred Stock, net of cash issuance expenses	3,598,254	3,310,617	-
Proceeds allocated to Series C Warrants, net of cash issuance expenses	1,780,963	1,639,468	-
Proceeds allocated to Series D Warrants, net of cash issuance expenses	171,837	-	-
Proceeds allocated to Common Stock from Series D offering, net of cash issuance expenses	205,413	-	-
Proceeds from exercise of employees’ stock options	-	-	36,137
Repayment of loan from stockholders	-	-	(439,939)
Net cash provided by (used in) financing activities	5,750,736	4,936,556	(460,863)
Effect of exchange rate changes on cash and cash equivalents	68,796	(8,136)	10,395
Decrease in cash and cash equivalents	(95,054)	(459,865)	(5,218,859)
Cash and cash equivalents at beginning of the year	148,836	608,701	5,827,560
Cash and cash equivalents at end of the year	53,782	148,836	608,701

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

Supplementary information on financing activities not involving cash flows:

During the year ended December 31, 2017, $854,647 and $566,033, representing the fair value of the shares of Common Stock issued to owners of Series B Preferred Stock and owners of Series C Preferred Stock, respectively, were accounted for as stock dividends in the statement of changes in stockholders’ deficit and was charged to accumulated deficit against additional paid in capital and Common Stock therein.

During the year ended December 31, 2017, the Company accrued a cash dividend in the amount of $9,400, in the aggregate, to be paid to holders of its Series A Preferred Stock and a stock dividend in the amount of $1,420,680, in the aggregate, representing the fair value of the shares of Common Stock to be issued to owners of Series B Preferred Stock and of Series C Preferred Stock, in lieu of cash dividends. The Company has not paid such dividends, plus interest at a rate of 9% per annum, as of the date of this filing.

During the year ended December 31, 2017, $353,721 representing the fair value of warrants issued as consideration for placement agent services, this amount was accounted for as Warrants with down-round protection within long-term liabilities. Of  these direct issuance expenses, $108,197 was allocated to the Series C-1 and Series C-2 Warrants and was recorded as a reduction of additional paid in capital, $218,383 was allocated to the Series C Preferred Stock and recorded as a reduction of temporary equity, $12,405 was allocated to the Series D-1, D-2 and Series D-3 Warrants and was recorded as a reduction of additional paid in capital, and $14,736 was allocated to the Series D common stock and was recorded as a reduction of additional paid in capital.

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

During the year ended December 31, 2016, $341,662, represents the amount classified out of stockholder’s deficit and presented as Warrants with Down-Round Protection within long-term liabilities (See Note 2U and Note 9C).

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

During the year ended December 31, 2015, 6,931 shares of the Company’s Series A Preferred Stock were exchanged into 6,931 shares of Series B Preferred Stock. In addition, 1,440,880 Warrants with down-round protection were exchanged into 1,200,710 Series B-1 Warrants and 1,200,710 Series B-2 Warrants. As a result of the exchange, the balances of the Series A Preferred Stock and the Warrants with down-round protection decreased by $4,076,688 and $1,587,556, respectively and the balances of the Series B Preferred Stock, Series B-1 Warrants and Series B-2 Warrants increased by $3,502,536, $1,833,876 and $1,612,186, respectively. In addition, the Company recorded a non-cash charge in the amount of $1,284,354 included in finance expenses within the Company’s statement of operations.

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

B.	Going concern uncertainty and management plans

Since its incorporation, the Company did not conduct any material operations other than those carried out by Integrity Israel.  The development and commercialization of Integrity Israel's product is expected to require substantial expenditures.  Integrity Israel and the Company (collectively, the "Group") have not yet generated significant revenues from operations, and therefore they are dependent upon external sources for financing their operations. As of December 31, 2017, the Group has incurred accumulated deficit of $47,368,612, stockholder's deficit of $16,574,933 negative operating cash flows and negative working capital. Management considered the significance of such conditions in relation to the group’s ability to meet its current and future obligations and determined that these conditions raise substantial doubt about the Group’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. During the years ended December 31, 2016 and December 31, 2017, the Company raised funds in an aggregate amount of approximately $10.33 million (net of related cash expenses) through the issuance of 12,003.8 units (the “Series C Units”), each consisting of (a) one share of the Company’s newly designated Series C 5.5% Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), convertible into Common Stock at an initial conversion price of $4.50 per share, (b) a five year warrant to purchase, at an exercise price of $4.50 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series C Preferred Stock (each a “Series C-1 Warrant”) and (c) a five year warrant to purchase, at an exercise price of $7.75 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series C Preferred Stock (each a “Series C-2 Warrant” and, together with the Series C-1 Warrants, collectively, the “Series C Warrants”). During the year ended December 31, 2017, the Company raised funds in an aggregate amount of approximately $352,250 (net of related cash expenses) through the issuance of 94,444 units (the “Series D Units”) each consisting of a) one share of Common Stock, Par Value $0.001 b) a five year warrant to purchase, at an exercise price of $4.50 per share, up to such number of shares of Common Stock issued c) a five year warrant to purchase, at an exercise price of $5.75 per share, up to such number of shares of Common Stock issued d) a five year warrant to purchase, at an exercise price of $7.75 per share, up to such number of shares of Common Stock issued.

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

A.	Use of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As applicable to the consolidated financial statements, the most significant estimates and assumptions relate to (i) the fair value estimate of the Warrants with down-round protection, (ii) the allocation of the proceeds and the related issuance costs of the Series C Units, (iii) the going concern assumptions, (iv) measurement of stock based compensation, and (v) determination of net realizable value of inventory.

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

	Year ended December 31,
	2017	2016	2015
Official exchange rate of NIS 1 to US dollar	0.288	0.260	0.256
Increase (decrease) of the Official exchange rate of NIS 1 to US dollar during the year:
2017	10.90%
2016	1.48%
2015	(0.33)

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

C.	Principles of consolidation

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

Inventories are stated at the lower of cost or net realizable value.

Cost is determined as follows:

With respect to raw materials, the Group calculates cost using the average cost method.

With respect to work in process and finished products, the Group calculates the cost on the basis of the average direct manufacturing costs, including materials, labor, subcontracting costs and other direct manufacturing costs.

Management evaluates whether inventory reserve for slow-moving or obsolete items is required. To date, the Group has recorded reserves with respect to its inventory in the amount of approximately US$ 756 thousand.

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

Restricted cash is invested in certificates of deposit, which are used to secure Integrity Israel’s obligations in respect of its headquarters lease.  See Note 9B.

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

The Group accounts for uncertain tax positions in accordance with ASC Topic 740-10, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. According to ASC Topic 740-10, tax positions must meet a more-likely-than-not recognition threshold. The Group’s accounting policy is to classify interest and penalties relating to uncertain tax positions under income taxes, however the Group did not recognize such items in its fiscal 2017, 2016 and 2015 financial statements and did not recognize any liability with respect to unrecognized tax position in its balance sheet.

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

Severance expenses for the year ended December 31, 2017, 2016 and 2015 amounted to $145,979, $147,754 and $111,030 respectively.

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

N.      Warranty

The Group provides a 24-month warranty for its products at no cost. The Group estimates the costs that may be incurred during the warranty period and records a liability for the amounts of such costs at the time revenues are recognized. For the year ended December 31, 2017, 2016 and 2015 warranty expenses were $8,540 and, $8,605 and $1,157 respectively.

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

ASC Topic 825-10, "Financial Instruments" defines financial instruments and requires disclosure of the fair value of financial instruments held by the Group. The Group considers the carrying amount of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable, current portion of long-term loans from stockholders and other current liabilities balances, to approximate their fair values due to the short-term maturities of such financial instruments.  The Warrants with down-round protection represent a derivative liability and therefore are measured and presented on the balance sheet at fair value. ASC Topic 825-10, establishes the following fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Financial instruments that potentially subject the Group to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. Cash and cash equivalents and restricted cash are deposited with major banks in Israel and the United States of America. Management believes that such financial institutions are financially sound and, accordingly, minimal credit risk exists with respect to these financial instruments. As of December 31, 2017, and 2016 the balances of accounts receivable was not material and accordingly such balances do not represent substantial concentration of credit risk. The Group does not have any significant off-balance-sheet concentration of credit risk, such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

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

As more fully described in Note 10 the Company issued Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, , which provide a liquidation preference and certain redemption rights for the benefit of the holders of such Preferred Stock upon the occurrence of certain contingent events, some of which are not solely within the Company’s control.  Accordingly, the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock are presented as temporary equity.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

T.      Preferred Stock (cont.)

2.	Initial Measurement

Upon initial recognition, the Series A Preferred Stock issued together with detachable Series A Warrants (originally classified as a derivative liability) were measured based on the "residual approach" and were presented net of the direct issuance expenses that were allocated to them. Upon initial recognition, the Series B Preferred Stock issued together with the detachable Series B Warrants (classified as equity) were measured based on the relative fair value basis and were presented net of the direct issuance expenses that were allocated to them. Upon initial recognition, the Series C Preferred Stock issued together with detachable Series C Warrants (classified as equity) were measured based on the relative fair value basis and were presented net of the direct issuance expenses that were allocated to them.

3.	Subsequent Measurement

On each balance sheet date, the Company’s management assesses the probability of redemption of the Preferred Stock Series A, B or C. In the event that management determines such redemption to be probable as of an applicable balance sheet date, the Company will reclassify the outstanding balance of the Preferred Stock as of that date as a liability and the difference between such amount and the aggregate redemption price of the Preferred Stock will be accreted against accumulated deficit over the period beginning on the date that it becomes probable that the Preferred Stock will become redeemable and ending on the earliest redemption date.

As of December 31, 2017, the redemption of the preferred stock series was not considered probable.

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

Modifications to, or exchanges of, the Preferred Stock are accounted for as a modification or an extinguishment. Such an assessment is done by management either qualitatively or quantitatively based on the facts and circumstances of each transaction. A qualitative assessment is generally appropriate when the changes to a Preferred Stock instrument are either so inconsequential or is very significant, otherwise, a quantitative test is also applied. Since the periodic contractual cash flows of the Preferred Stock are not defined, the quantitative test is generally applied using the fair value model. Under the fair value model, the Company compares the fair value of the Preferred Stock immediately before and after the modification or exchange. If the fair values before and after the modification or exchange are substantially different, the modification or exchange is accounted for as an extinguishment, otherwise it is accounted for as a modification. During 2017 and 2016 there were no exchange or modifications of preferred stock.

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

The Company intends to adopt ASU 2014-09 as of January 1, 2018.

The Company evaluated the impact of ASU 2014-09 on its revenue streams and selling contracts, if any, and on its financial reporting and disclosures, business processes, controls and systems.

Since the company did not report significant revenues, management believes that the adoption of ASU 2014-09 will not have a significant impact on its consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

V.	Recently Issued Accounting Pronouncements (cont.)

2.	Accounting Standard Update 2015-11, “Simplifying the Measurement of Inventory”

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

W.
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications did not have significant effect on the reported results of operations, shareholder’s deficit or cash flows.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3	–	INVENTORIES

	US dollars
	December 31,
	2017	2016

Raw materials	12,734	735,201
Work in process	1,556,256	633,132
Finished products	144,493	51,271
	1,713,483	1,419,604
Less – provision for slow moving inventory	(756,134)	-
	957,349	1,419,604

NOTE 4	–	OTHER CURRENT ASSETS

	US dollars
	December 31,
	2017	2016

Prepaid expenses	30,319	90,563
Government Institution (*)	63,818	266,431
	94,137	356,994

(*)	Represents amounts advanced by Integrity Israel to the Israeli tax authorities or amounts owed to Integrity Israel by the Israeli Value Added Tax authorities.

NOTE 5	–	PROPERTY AND EQUIPMENT, NET

	US dollars
	December 31,
	2017	2016

Computers	324,690	274,693
Furniture and office equipment	263,106	237,240
Leasehold improvements	49,558	44,686
	637,354	556,619
Less – accumulated depreciation	(420,608)	(316,167)
	216,746	240,452

During the years ended December 31, 2017, 2016 and 2015, depreciation expenses amounted to $67,878, $59,584 and $44,891, respectively, and new equipment purchases amounted to $19,467, $76,455 and $143,736, respectively.

NOTE 6	–	OTHER CURRENT LIABILITIES

	US dollars
	December 31,
	2017	2016

Employees and related institutions	336,783	363,738
Accrued expenses and other	929,171	349,811
	1,265,954	713,549

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 7	–	LINE OF CREDIT

As of December 31, 2017, the Group had an unutilized credit line of approximately $43,265 (NIS 150,000) with its Israeli bank. Borrowings under the line of credit are secured by funds on deposit with the bank at the time of borrowing, which generally must be sufficient to cover the principal amount of the borrowings in full.

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

As of December 31, 2017, the Group does not expect to make any additional material repayments during the following 12-month period, if any, and accordingly the entire balance of the loans from stockholders have been presented as long-term liabilities.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 9	–	COMMITMENTS AND CONTINGENT LIABILITIES

A.
On March 4, 2004, the OCS provided Integrity Israel with a grant of approximately $93,300 (NIS 420,000), for its plan to develop a non-invasive blood glucose monitor (the “Development Plan”). Integrity Israel is required to pay royalties to the OCS at a rate ranging between 3-5% of the proceeds from the sale of the Group's products arising from the Development Plan up to an amount equal to $93,300, plus interest at LIBOR from the date of grant. As of December 31, 2017, the remaining contingent liability with respect to royalty payment on future sales equals approximately $36,083, excluding interest. Such contingent obligation has no expiration date.

As of December 31, 2017, 2016 and 2015, the Group accrued royalties to the OCS in the amounts of $13,907, $14,011 and $8,167, respectively.

B.
Until mid of December 2015, Integrity Israel leased approximately 3,100 sq. ft. of office space in the city of Ashkelon, Israel as its principal offices and prototype laboratory.  Pursuant to a verbal agreement with the landlord, Integrity Israel leased this facility on a monthly basis at a cost of approximately $2,934 (NIS 11,500). Currently, Integrity Israel leases approximately 5,500 sq. ft. of office space in the city of Ashdod, Israel for its principal offices.  The lease term began on December 1, 2015 for a period of 5 years which can be extended for an additional 5 years at the option of the Company. Monthly lease payments including maintenance approximate $10,000. The Company estimates that its minimal rent and maintenance payments will approximate $120,000 per year over each of the next 5 years. In connection with the lease agreement, Integrity Israel provided the landlord a bank guarantee in the amount of approximately $39,562 (NIS 137,162) that can be exercised by the landlord in the case Integrity Israel fails to pay the monthly rent payments.  The guarantee is renewed on an annual basis for a period of 4 years and is secured by funds on deposit with the bank, which generally must be sufficient to cover the principal amount guarantee.

C.
During February 2016, the Company entered into an Advisory Agreement with AGI, pursuant to which the Company retained AGI on a non-exclusive basis to provide certain advisory services to the Company. As consideration for such services, the Company extended through December 31, 2019, the expiration date of 422,077 warrants issued to AGI and/or its designees in connection with the Company’s common stock offering completed in 2010 and the Series A Unit offering completed in 2012. The Advisory Agreement had an initial term of six months, subject to automatic renewal for additional 30 day terms unless terminated by either party with 30 days written notice.  In April 2016, the Company and AGI amended again that Advisory Agreement to extend the term of the Advisory Agreement for an additional six months until March of 2017.  In consideration for such extension, the Company agreed to modify the terms of the 439,674 warrants issued to AGI and/or its designees in connection with the Series B Unit offering to include full-ratchet anti-dilution protection. As a result of the two agreements the Company recorded in its statement of operations for the year ended December 31, 2016, a one-time charge in the amount of $211,077 representing the incremental fair market value adjustments in respect of the above modified warrants issued to the placement agent. Such incremental fair market value adjustments represent the increase in the fair value of the warrants resulting from the above modifications and were recorded against stockholders’ deficit. In addition, as a result of the inclusion of anti-dilution protection, the Company classified $341,662, representing the fair market value at March 2016 of the above 439,674 warrants issued to AGI (after the above modification) out of stockholders’ deficit and presented them as Warrants with down round protection within long-term liabilities.

On August 1, 2017 the Company entered into an Advisory Agreement with AGI, pursuant to which the Company retained AGI on a non-exclusive basis to provide certain advisory services to the Company for a period of 9 months. As consideration for the Advisory Services, the Company shall pay Advisor $20,000 per month (the “Monthly Fees”), payable in a Cash payment of $10,000 (the “Cash Fee”), and the balance in shares of the Company’s Common Stock valued at $4.50 per share (2,223 shares per month) (the “Stock Fee”). In addition, in compensation for the Advisory Services provided in June and July, the Company shall upon execution of this Agreement, issue to Advisor 8,889 shares of Common Stock.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 9	–	COMMITMENTS AND CONTINGENT LIABILITIES (cont.)

The Company paid the Placement Agent $955,167, $1,014,974 and $185,000, in cash during 2017, 2016, and 2015, respectively in connection with the above advisory service agreements and the offerings.  See Notes 10B, Note 10C, Note 10D and Note 10E.1 with respect to warrants issued to the Placement Agent.

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

2.
Description of the rights attached to the Series A Preferred Stock

Holders of Series A Preferred Stock are entitled to receive cumulative dividends at a rate of 5% per annum, based on the stated value per share of the Series A Preferred Stock, which was initially $1,000 per share.  Dividends on the Series A Preferred Stock are payable quarterly on March 31, June 30, September 30 and December 31 of each year, beginning on March 31, 2013, and on each conversion date (with respect to the shares of Series A Preferred Stock being converted).  Until September 13, 2013, dividends were payable only in cash. Thereafter, dividends on the Series A Preferred Stock became payable, at the option of the Company, in cash and/or, if certain conditions are satisfied (including, among others, that the volume weighted average trading price for the Common Stock on its principal trading market is equal to or greater than 110% of the then current conversion price for the Series A Preferred Stock for five consecutive trading days prior to the dividend payment date), in shares of Common Stock, valued at the then current conversion price of the Series A Preferred Stock.  The Company will incur a late fee of 9% per annum, payable in cash, on dividends that are not paid within three trading days of the applicable dividend payment date. During the years ended December 31, 2017, 2016 and 2015 the Company paid an aggregate of $5,731 $13,529 and $57,061and accrued a cash dividend in the amount of $9,400 $4,700 and 0$, respectively, in cash dividends to its Series A Preferred Stockholders.

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

The conversion price of the shares of Series A Preferred Stock that were included in the Series A Units is subject to adjustment for certain issuances of Common Stock or other securities of the Company at an effective price per share that is lower than the conversion price then in effect ($4.50 per share at December 31, 2017 and 2016, respectively), as well as for stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10	–	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

A.	3.	Description of the rights attached to the Series B Preferred Stock

Holders of Series B Preferred Stock are entitled to receive cumulative dividends at a rate of 5.5% per annum, based on the stated value per share of Series B Preferred Stock. Dividends on the Series B Preferred Stock are payable quarterly on March 31, June 30, September 30 and December 31 of each year, beginning on September 30, 2014, and on each conversion date (with respect to the shares of Series B Preferred Stock being converted). For so long as required under the terms of the Certificate of Designations for the Company’s outstanding Series A Preferred Stock, dividends on Series B Preferred Stock will be payable only in shares of Common Stock. Thereafter, dividends on the Series B Preferred Stock will be payable, at the option of the Company, in cash and/or, if certain conditions are satisfied, shares of Common Stock or a combination of both. Shares of Common Stock issued as payment of dividends will be valued at the lower of (a) the then current conversion price of the Series B Preferred Stock or (b) the average of the volume weighted average price for the Common Stock on the principal trading market therefor for the 10 trading days immediately prior to the applicable dividend payment date. The Company will incur a late fee of 9% per annum, payable in cash, on dividends that are not paid within three trading days of the applicable dividend payment date. During the years ended December 31, 2017, 2016, and 2015 the Company issued a total of 359,505, 272,282 and 168,926 shares of Common Stock, respectively at an estimated fair value of $854,647, $647,215 and $390,219, respectively as in kind dividends to holders of Series B Preferred Stock.

Subject to certain ownership limitations described below, the Series B Preferred Stock is convertible at the option of the holder at any time and from time to time into shares of Common Stock at a conversion price of $4.5 per share (the original conversion price was $5.8 per share, during 2016 the conversion price was decrease to $4.5 per share as a result of the issuance of series C) (calculated by dividing the stated value per share of Series B Preferred Stock, which is initially $1,000, by the conversion price per share). The conversion price of the Series B Preferred Stock is subject to adjustment for certain issuances of Common Stock or other securities of the Company at an effective price per share that is lower than the conversion price then in effect, as well as for stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. In addition, the holders of Series B Preferred Stock will be entitled to receive any securities or rights to acquire securities or property granted or issued by the Company pro rata to the holders of Common Stock to the same extent as if such holders of Series B Preferred Stock had converted all of their shares of Series B Preferred Stock prior to such distribution. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations of the Company, the holders of Series B Preferred Stock will be entitled to receive, upon conversion of their shares of Series B Preferred Stock, any securities or other consideration received by the holders of the Common Stock pursuant to the fundamental transaction.

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

Holders of Series C Preferred Stock are entitled to receive cumulative dividends at a rate of 5.5% per annum, based on the stated value per share of Series C Preferred Stock. Dividends on the Series C Preferred Stock are payable quarterly on March 31, June 30, September 30 and December 31 of each year, beginning on June 30, 2016, and on each conversion date (with respect to the shares of Preferred Stock being converted). For so long as required under the terms of the Certificate of Designations for the Company’s outstanding Series A Preferred Stock or Series B Preferred Stock, dividends will be payable only in shares of Common Stock. Thereafter, dividends on the Series C Preferred Stock will be payable, at the option of the Company, in cash and/or, if certain conditions are satisfied, shares of Common Stock or a combination of both. Shares of Common Stock issued as payment of dividends will be valued at the lower of (a) the then current conversion price of the Series C Preferred Stock or (b) the average of the volume weighted average price for the Common Stock on the principal trading market therefor for the 10 trading days immediately prior to the applicable dividend payment date. The Company will incur a late fee of 9% per annum, payable in cash, on dividends that are not paid within three trading days of the applicable dividend payment date. During the years ended December 31, 2017, and 2016, the Company issued a total of 237,169 and 64,148 shares of Common Stock, respectively at an estimated fair value of $566,033 and $152,480, as in kind dividends to holders of Series C Preferred Stock

The Series C units, each consisting of (i) one share of our newly designated Series C 5.5% Convertible Preferred Stock, par value $0.001 per share are convertible into shares of our common stock, par value $0.001 per share, at an initial conversion price of $4.50 per share, (ii) a five year warrant to purchase, at an exercise price of $4.50 per share, up to such number of shares of our common stock issuable upon conversion of such share of Series C Preferred Stock (each a “Series C-1 Warrant”) and (iii) a five year warrant to purchase, at an exercise price of $7.75 per share, up to such number of shares of our common stock issuable upon conversion of such share of Series C Preferred Stock (each a “Series C-2 Warrant” and, together with the Series C-1 Warrants, collectively, the “Series C Warrants”).

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

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10	–	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

A.	5.	Description of the rights attached to the Series D units

Holders of the Series D Units of the Company (each a “Unit” and, collectively, the “Units”), each consisting of (a) one share (collectively, the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (b) a five year warrant to purchase, at an exercise price of $4.50 per share, one share of Common Stock (collectively, the “Series D-1 Warrants”), (c) a five year warrant to purchase, at an exercise price of $5.75 per share, one share of Common Stock (collectively, the “Series D-2 Warrants”), and (d) a five year warrant to purchase, at an exercise price of $7.75 per share, one share of Common Stock (collectively, the “Series D-3 Warrants”, and together with the Series D-1 Warrants and Series D‑2 Warrants, the “Warrants”).

Warrants

The Warrants have a five-year term.  Until the end of the term, the Warrants will be exercisable at any time and from time to time.

Subject to the beneficial ownership limitation, holders of the Warrants will not be permitted to exercise their Warrants if such exercise would cause such holder to beneficially own more than 4.99% of the outstanding Common Stock (subject to increase to 9.99%, at the option of the holder, upon no less than 61 days prior written notice to the Company) (the “Beneficial Ownership Limitation”).

If the Company fails to timely deliver certificates for shares of Common Stock issuable upon exercise of the Warrants (the “Warrant Shares”) and, as a result, the holder is required by its brokerage firm to purchase shares of Common Stock to deliver in satisfaction of a sale by such holder of the Warrant Shares (a “Buy-In”), the Company will be required to: (a) pay in cash to the holder the amount, if any, by which (i) the holder’s total purchase price (including brokerage commissions, if any) for the shares of Common Stock so purchased exceeds (ii) the amount obtained by multiplying (1) the number of Warrant Shares that the Company was required to deliver to the holder in connection with the exercise at issue times (2) the price at which the sell order giving rise to such purchase obligation was executed; and (b) at the option of such holder, either reinstate the portion of the Warrant and equivalent number of Warrant Shares for which such exercise was not honored (in which case such exercise shall be deemed rescinded) or deliver to the holder the number of shares of Common Stock that would have been issued had the Company timely complied with its exercise and delivery obligations.

Registration Rights

In connection with the sale of the Units which occurred on December 2017, the Company entered into a Registration Rights Agreement with the Purchasers (the “Registration Rights Agreement”) pursuant to which, subject to certain exceptions, the Company has agreed to file with the Securities and Exchange Commission, no later than 90 days after the final issuance of Units, a registration statement covering the resale of all of (a) the Shares, (b) the shares of Common Stock issuable upon exercise of the Warrants in full (the “Warrant Shares”); (c) any additional shares of Common Stock issuable in connection with any anti-dilution provisions in the Warrants; and (d) any securities issued or then issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the foregoing.  Subject to certain exceptions and limitations specified in the Registration Rights Agreement, the Company will be required to pay each holder monthly partial liquidated damages in the amount of 2% of the aggregate purchase price paid by such holder pursuant to the Purchase Agreement, if the Company fails to timely file a registration statement; timely file a request for acceleration of a registration statement; timely respond to SEC comments with respect to a registration statement; obtain the effectiveness of a registration statement within 120 days from the filing thereof; or maintain the effectiveness of a registration statement for the periods required under the Registration Rights Agreement.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10	–	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

A.	5.	Description of the rights attached to the Series D Units (cont.)

Placement Agent Compensation

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with the placement agent for the Offering (the “Placement Agent”), at the closing of the sale of the Units the Company paid the Placement Agent, as a commission, a cash amount equal to 7% of the aggregate sales price of the Units, plus 3% of the aggregate sales price as a management fee plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Units.  In addition, pursuant to the placement agent agreement, we are required to issue to the Placement Agent warrants to purchase up to such number of shares of Common Stock equal to 10% of the aggregate Shares sold in the Offering plus warrants equal to 10% of the total number of the Warrants issued to the Purchasers in the Offering (collectively, the “Placement Agent Warrants”). The terms of the Placement Agent Warrants will be substantially similar to the Warrants except that the Placement Agent Warrants will also be exercisable on a cashless basis and will include full ratchet anti-dilution protection.

B.	The 2016 Offering

Between April 2016 and December 31, 2016, and during the first seven months of 2017, the Company received aggregate net proceeds of approximately $4.9 million and $5.4 million, respectively (net of related cash expenses), from the issuance and sale in a private placement transaction, at a price of $1,000 per unit, of 12,003.80 Series C Units.  As of December 31, 2017, the shares of Series C Preferred Stock comprising the Series C Units are convertible into an aggregate of 2,667,539 shares of Common Stock, and the Series C Warrants comprising the Series C Units are exercisable for an aggregate of 5,335,079 shares of Common Stock, in each case subject to adjustment in certain circumstances. The Series C Warrants have a five-year term commencing on their respective issuance dates. Until the end of the applicable term, each Series C Warrant will be exercisable at any time and from time to time at an exercise price of $4.50 per share (with respect to the Series C-1 Warrants) or $7.75 per share (with respect to the Series C-2 Warrants). The Series C Warrants contain adjustment provisions substantially similar to those to the adjustment provisions of the Series C Preferred Stock as described above (See Note 10A.4), except that the Series C Warrants do not include dilution protection for issuances of securities at an effective price per share lower than the conversion price of such Series C Warrants. In addition, the Series C Warrants provide for protection for a Buy-In on substantially the same terms as described above with respect to the Series C Preferred Stock. No holder may exercise its Series C Warrants in excess of the Beneficial Ownership Limitation.

In connection with the 2016 Offering the Company incurred a total of $2,304,714 of issuance costs of which $634,819 attributable to non-cash compensation expenses relating to warrants issued to the Placement Agent (See Notes 9C and Note 10D). The allocation method of the issuance proceeds to the Series C Preferred Stock and to the detachable Series C Warrants and their respective issuance costs is described in Note 2T.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10	–	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

B.	The 2016 Offering (cont.)

As a result of the initial issuance and sale of the Series C Units, pursuant to the terms of the Series A Warrants, on April 8, 2016, the exercise price per share of the remaining Series A Warrants decreased from $5.80 per share to $4.50 per share and the number of shares of Common Stock issuable upon exercise of each of the Series A Warrants, in the aggregate, increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, will be equal to the aggregate exercise price prior to such adjustment. Also as a result of the initial issuance and sale of the Series C Units, pursuant to the terms of the certificates of designations for the Series A Preferred Stock and Series B Preferred Stock, on April 8, 2016, the conversion price per share of the remaining Series A Preferred Stock and Series B Preferred Stock decreased to $4.50 per share.

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

Upon initial recognition, the Series C Preferred Stock issued together with detachable Series C Warrants (classified as equity) were measured based on the relative fair value basis and were presented each net of the direct issuance expenses that were allocated to them (see Note 2T) .

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

C.	The 2017 Offering

On December 1, 2017, the Company raised $425,000 in gross proceeds from the issuance of one closing totalling 94,444 Series D Units. After giving effect to the payment of commissions to the Placement Agent (See Note 9C) for the offering and the payment of certain offering expenses, the Company received net proceeds from the offering of approximately $377,250 ( due to the fact that $25,000 of the cash issuance expenses was deferred by the placement agent and was paid in March 2018). The Series D Warrants have a five-year term commencing on their respective issuance dates. Until the end of the applicable term, each Series D Warrant will be exercisable at any time and from time to time at an exercise price of $4.50 per share (with respect to the Series D-1 Warrants) or $5.75 per share (with respect to the Series D-2 Warrants) or $7.75 per share (with respect to the Series D-3 Warrants). The Series D Warrants contain adjustment provisions substantially similar to those to the adjustment provisions of the Series C Preferred Stock as described above (See Note 10A.4), except that the Series D Warrants do not include dilution protection for issuances of securities at an effective price per share lower than the conversion price of such Series D Warrants. In addition, the Series D Warrants provide for protection for a Buy-In on substantially the same terms as described above with respect to the Series D Preferred Stock. No holder may exercise its Series D Warrants in excess of the Beneficial Ownership Limitation.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

C.	The 2017 Offering (cont.)

In connection with the 2017 Offering the Company incurred a total of $99,984 of issuance costs of which $27,141 attributable to non-cash compensation expenses relating to warrants issued to the Placement Agent (See Notes 9C and Note 10D). The allocation method of the issuance proceeds to the Series D Common Stock and to the detachable Series D Warrants and their respective issuance costs was based on the relative fair value of such installments.

Pursuant to the purchase agreements relating to the issuance and sale of the Series A Units the Series B Units and Series C Units, the Company was required to and did notify the holders of the Series A Preferred Stock, Series B Preferred Stock and Series and the C Preferred Stock of the closing of the sale of the Series D Units, and following receipt thereof such holders of Series A Preferred Stock, Series B Preferred Stock and the Series C preferred Stock will be entitled, pursuant to the “most favored nation” provisions contained in their respective purchase agreements, to elect to amend the terms of their  Series A Units, Series B Units and Series C units, respectively, to match the terms of the Series D Units. The Company is obligated to amend the terms of any of Series A Units or Series B Units or Series C units who timely makes such election and tenders its Series A Units or Series B Units or Series C units for exchange. As of the issuance of the consolidated financial statements no Series A or Series B Unit or Series C unit holders have elected to utilize such right.

Upon initial recognition, common stock issued together with detachable Series D Warrants (classified as equity) were measured based on the relative fair value basis and were presented each net of the direct issuance expenses that were allocated to them.

D.	Warrants with down round protection

The investor’s remaining Series A Warrants and the placement agent Warrants (hereinafter "warrants") have a five-year term commencing on their issuance date. In accordance with their original terms, the Warrants were exercisable at any time at a certain exercise price.  These Warrants contain adjustment provisions substantially similar to the adjustment provisions of the Series A Preferred Stock (See Note 10A.2), including provisions requiring an adjustment of the number of shares and the exercise price to the price at which the Company subsequently issues share or other equity-linked financial instruments, if that price is less than the original exercise price of the Warrants (down-round protection).  In addition, the Warrants provide for protection for a Buy-In on substantially the same terms as described above with respect to the Series A Preferred Stock.  No holder may exercise its Warrants in excess of the Beneficial Ownership Limitation

As a result of future issuances, the exercise price per share and the number of shares of Common Stock issuable upon exercise of each such warrant were adjusted several times.

As of December 31, 2017 the number of warrants with down round protection is 1,443,419, 9,444 and 487,527 and the exercise prices are $4.5, $5.75 and $7.75 respectively.

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

The changes in the fair value of the Level 3 liability are as follows (in US dollars):

	Warrants with Down-Round Protection
	December 31,
	2017	2016

Balance, Beginning of the year	681,970	321,695
Warrants issued as consideration for placement services	353,721	308,239
Stock based compensation to financial advisor	32,880	-
Amount classified out of stockholders’ deficit and presented as Warrants with Down-Round Protection	-	341,662
Change in fair value of Warrants with Down-Round Protection	(300,322)	(289,626)
Balance, End of year	768,249	681,970

The key inputs used in the fair value calculations were as follows:

	December 31, 2017	December 31, 2016
Dividend yield (%)	-	-
Expected volatility (%) (*)	56.59	56.59
Risk free interest rate (%)	1.31	0.92
Expected term of options (years)	0.2 - 4.92	1.20 - 4.92
Exercise price (US dollars)	4.50 – 7.75	4.50 - 7.75
Share price (US dollars) (**)	2.45	2.38
Fair value (US dollars) (***)	0.002 - 0.81	0.16 – 0.75

(*)	Due to the low trading volume of the Company’s Common Stock, the expected volatility was based on a sample of 254 companies operating in the Healthcare Products industry.

(**)
The Common Stock price, per share reflects the Company’s management’s estimation of the fair value per share of Common Stock as of December 31, 2017, and 2016. In reaching its estimation for such periods, management considered, among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series D Units at December 31, 2017, as applicable to each reporting period.

 (***)  The below chart reflects the Fair Value for each of the Warrants with down-round Protection that were outstanding as of December 31, 2017 in US dollars.

	Investors	AGI - Series A	AGI - Series B	AGI - Series C	AGI - Series D
Total quantity	126,935	364,071	566,897	844,605	37,777
Exercise price	4.5	4.5	4.5, 7.75	4.5, 7.75	4.5 5.75, 7.75
Fair value	0.31	0.12	0.12 – 0.34	0.29 – 0.76	0.5 – 0.81

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10	–	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

E.	Stock-based compensation

1.	Grants to non-employees

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

b.
In connection with the 2012 Offering, the Company issued to the Placement Agent (a) 5 year warrants to purchase up to 128,277 shares of Common Stock at an exercise price of $5.80 per share and (b) 5 year warrants to purchase up to 128,277 shares of Common Stock at an exercise price of $6.96 per share and (c) 5 year warrants to purchase up to 215 shares of Common Stock at an exercise price of $7.00 per share.  Such warrants have substantially the same terms as those issued to the Series A Unit Purchasers except that the Placement Agent warrants may also be exercisable on a cashless basis at all times.  As a result of the issuance of the Series B Units, pursuant to the terms of the warrants, on August 29, 2014, the exercise price per share of the applicable warrants decreased from $6.96 and $7.00 per share to $5.80 per share and the number of shares of Common Stock issuable upon exercise of each such warrant, in the aggregate, increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, will be equal to the aggregate exercise price prior to such adjustment. As a result of the initial issuance and sale of the Series C Units, on April 8, 2016, the exercise price per share of the Warrants decreased again from $5.80 per share to $4.50 per share and the number of shares of Common Stock issuable upon exercise of each Warrants, in the aggregate, increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, will be equal to the aggregate exercise price prior to such adjustment. As of December 31, 2017, and 2016 the Placement Agent was entitled to an aggregate of 364,071 shares of Common Stock, respectively, at an exercise price of $4.50 in connection with the 2012 Offering.

As of December 31, 2017 and 2016, The key inputs used in the fair value calculations of the Series A preferred warrant that were affected by the down-round protection  were as follows:

	December 31, 2017		December 31, 2016
	Investors	Placement agent	Investors	Placement agent
Dividend yield (%)	0	0	0	0
Expected volatility (%)	56.69	56.69	56.69	56.69
Risk free interest rate (%)	1.31	1.31	0.92	0.92
Expected term of options (years)	0.2	2	1.2	3
Exercise price US dollars	4.5	4.5	4.5	4.5
Share price (US dollars)	2.45	2.45	2.38	2.38
Fair value (US dollars)	0.002	0.311	0.159	0.481

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10	–	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

E.	Stock-based compensation (cont.)

1.	Grants to non-employees (cont.)

c.
In connection with the 2016 Offering, the Company issued to the Placement Agent (a) 5-year warrants to purchase up to 555,733 shares of Common Stock at an exercise price of $4.50 per share and (b) 5-year warrants to purchase up to 288,977 shares of Common Stock at an exercise price of $7.75 per share. The terms of the Placement Agent warrants are substantially similar to the terms of the Series C Warrants except that the Placement Agent warrants may also be exercisable on a cashless basis at all times.

As of December 31, 2017, and 2016, The key inputs used in the fair value calculations of the Series C preferred warrant that were affected by the down-round protection were as follows:

	December 31, 2017	December 31, 2016
Dividend yield (%)	-	-
Expected volatility (%)	56.59	56.59
Risk free interest rate (%)	1.31	0.92
Expected term of options (years)	3.27 - 4.58	4.27 - 4.92
Exercise price (US dollars)	4.50, 7.75	4.50, 7.75
Share price (US dollars)	2.45	2.38
Fair value (US dollars)	0.29 - 0.76	0.39 – 0.75

d.
In connection with the 2017 Offering, the Company issued to the Placement Agent (a) 5 year warrants to purchase up to 18,889 shares of Common Stock at an exercise price of $4.50 per share, (b) 5 year warrants to purchase up to 9,444 shares of Common Stock at an exercise price of $5.75 per share. and (c) 5-year warrants to purchase up to 9,444 shares of Common Stock at an exercise price of $7.75 per share. The terms of the Placement Agent warrants are substantially similar to the terms of the Series D Warrants except that the Placement Agent warrants may also be exercisable on a cashless basis at all times.

As of December 31, 2017, the key inputs used in the fair value calculations of the Series D preferred warrant that were affected by the down-round protection were as follows:

December 31, 2017
Dividend yield (%)	-
Expected volatility (%)	56.59
Risk free interest rate (%)	1.31
Expected term of options (years)	4.92
Exercise price (US dollars)	4.50, 5.75, 7.75
Share price (US dollars)	2.45
Fair value (US dollars)	0.81, 0.66, 0.5

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

Upon the adoption of the 2010 Share Incentive Plan, all options granted under the Integrity Israel's Plan were replaced by options subject to the 2010 Share Incentive Plan on a 1 for 1 basis. As of December 31, 2017, there are 388,033 shares available for future grants under the 2010 Share Incentive Plan.

As of December 31, 2015, the Company had reserved 529,555 shares of Common Stock for issuance under the 2010 Share Incentive Plan.  On March 17, 2016, the Company’s Board of Directors approved an amendment to the 2010 Share Incentive Plan to increase the number of shares of the Company’s Common Stock reserved for issuance under the 2010 Share Incentive Plan to 1,000,000 shares. On April 7, 2017, the Company’s Board of Directors approved an additional amendment to the 2010 Share Incentive Plan to increase the number of shares of the Company’s Common Stock reserved for issuance under the 2010 Share Incentive Plan to 5,625,000 shares.

Pursuant to the terms of their respective employment agreements with the Company, in March 2012, the Company issued to Avner Gal, which served on that date as the Company’s Chief Executive Officer, and David Malka, the Company’s Executive Vice President of Operations, options to purchase up to 264,778 and 79,434 shares of Common Stock, respectively.  The Options are exercisable at an exercise price of $6.25 per share.  The options vested or will vest (as applicable), in 3 equal parts, upon the achievement of each of the following milestones: (i) submission of clinical trials’ results to the Notified Body; (ii) receipt of CE mark approval; (iii) receipt of FDA approval. In the event of a merger and/or acquisition in which one or more of the abovementioned milestones have not yet been met, the options shall be deemed vested on the date of the merger and/or acquisition.  All options granted as described above are subject to the terms of the 2010 Share Incentive Plan.

On January 1,2016, the Company granted its Chief Operations Officer options to purchase up to 16,000 shares of the Company’s common stock, at an exercise price of $4.75 per share. The Options will vest in eight equal quarterly installments, with the first such installment to vest on June 30, 2016.

On March 17, 2016, the Company granted each one of three of its director’s options to purchase up to an aggregate of 26,666 shares of the Company’s Common Stock, at an exercise price of $4.50 per share. Each director’s option grant will vest in eight equal quarterly increments of 3,333 each (subject to the director’s continued service as of each such date) commencing with the second quarter of 2016.

On November 15, 2016, the Company granted each one of its two other directors options to purchase up to an aggregate of 26,666 shares of the Company’s Common Stock, at an exercise price of $4.50 per share.  Each director’s option grant will vest in eight equal quarterly increments of 3,333 each (subject to the director’s continued service as of each such date) commencing on February 15, 2017.

Effective April 7, 2017, the Company entered into an amendment to the employment agreement (the “Graham Employment Amendment”) with John Graham, whom the Company appointed as Chief Executive Officer on March 20, 2017, to modify the base compensation provision and the equity compensation provision under that certain Employment Agreement, dated March 20, 2017 (the “Graham Effective Date”), by and between the Company and Mr. Graham. Pursuant to the terms of the Graham Employment Amendment the Company agreed, among other things to, (a) grant Mr. Graham an option to purchase up to 1,673,996 shares of Common Stock of the Company having an exercise price per share equal to $4.50 (the “$4.50 Options”) whereby (1) 307,754 of the $4.50 Options will vested immediately, (2) 923,262 of the $4.50 Options will vest on the six month anniversary of the Graham Effective Date, and (3) the remaining 442,980 of the $4.50 Options will vest on the two year anniversary of the Graham Effective Date, (b) grant Mr. Graham an option to purchase up to 559,414 shares of Common Stock of the Company having an exercise price per share equal to $5.41 which shall vest in equal monthly installments over three year period following the Effective Date. And (c) grant Mr. Graham an option to purchase up to 844,130 shares of Common Stock of the Company having an exercise price per share equal to $7.75 which shall vest in equal monthly installments over three year period following the Effective Date.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10	–	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

E.	Stock-based compensation (cont.)

2.	Grants to employees (cont.)

Effective April 7, 2017, the Company entered into an amendment to the employment agreement (the “Graham Employment Amendment”) with John Graham, whom the Company appointed as Chief Executive Officer on March 20, 2017, to modify the base compensation provision and the equity compensation provision under that certain Employment Agreement, dated March 20, 2017 (the “Graham Effective Date”), by and between the Company and Mr. Graham. Pursuant to the terms of the Graham Employment Amendment the Company agreed, among other things to, (a) grant Mr. Graham an option to purchase up to 1,673,996 shares of Common Stock of the Company having an exercise price per share equal to $4.50 (the “$4.50 Options”) whereby (1) 307,754 of the $4.50 Options will vested immediately, (2) 923,262 of the $4.50 Options will vest on the six month anniversary of the Graham Effective Date, and (3) the remaining 442,980 of the $4.50 Options will vest on the two year anniversary of the Graham Effective Date, (b) grant Mr. Graham an option to purchase up to 559,414 shares of Common Stock of the Company having an exercise price per share equal to $5.41 which shall vest in equal monthly installments over three year period following the Effective Date. And (c) grant Mr. Graham an option to purchase up to 844,130 shares of Common Stock of the Company having an exercise price per share equal to $7.75 which shall vest in equal monthly installments over three year period following the Graham Effective Date.

Effective April 7, 2017, Integrity Israel entered into an amended and restated personal employment agreement (the “Malka Employment Agreement”) with David Malka for his continued service as Vice President of Operations of the Company and Integrity Israel, effective as of March 20, 2017 (the “Malka Effective Date”).  Pursuant to the terms of the Malka Employment Agreement, the Company agreed, among other things to (a) modify the terms of 26,478 option to purchase Common Stock at an exercise price per share equal to $6.25 whereby the unvested portion of such options will accelerate and will be immediately exercisable, effective as of the Malka Effective Date (since the original performance conditions were not expected to be satisfied as of the date of the modification of the terms, the fair value of such grant was measured based on the fair value of the modified award at the modification date);  and (b) grant Mr. Malka 361,875 additional option to purchase Common Stock at an exercise price per share equal to $4.50 which shall vest on the two year anniversary of the Malka Effective Date.

On June 7, 2017, the Board appointed David Podwalski as the Chief Commercial Officer of the Company, and approved a grant of stock option to purchase shares of Common Stock equal to 1% of the total fully diluted shares of Common Stock as of the Podwalski Effective Date (290,585 options) , with an exercise price of $4.50 per share or the fair market value of a share of Common Stock on the grant date, whichever is greater, vesting monthly over a three year period commencing on the Podwalski Effective Date, subject to his continued employment through and on each such vesting date.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10	–	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

E.	Stock-based compensation (cont.)

2.	Grants to employees (cont.)

In September 2017, the Compensation Committee and the Board of Directors approved a grant of stock options to Sami Sassoun the Company’s CFO and Eugene Naidis’s the Company’s VP of Research and Development equating to 1% of the fully diluted number of shares of the Company after the closing of the offering of Series C Units (292,924 options each), with a strike price of US$4.50, with three-year monthly vesting commencing on the first month after the effective date.

The aggregate intrinsic value of the awards outstanding as of December 31, 2017, 2016 and 2015 was $0, $14,368 and $12,845, respectively. Such amount represents the total intrinsic value based on the Company’s management’s estimation of the fair value per share of Common Stock based among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series C Units and Series B Units, as applicable.

The following tables present a summary of the status of the grants to employees, officers and directors as of December 31, 2017, 2016 and 2015:

	Number	Weighted average exercise price (US$)
Balance outstanding as of December 31,2014	450,847	5.85
Exercised during 2015	(19,769)	1.82
Forfeited during 2015	(17,605)	6.01
Balance outstanding as of December 31,2015	413,473	6.04
Balance exercisable as of December 31,2015	293,736	5.95
Granted during 2016	149,330	4.53
Balance outstanding as of December 31,2016	562,803	5.64
Balance exercisable as of December 31,2016	334,735	5.81
Granted during 2017	4,740,318	5.22
Forfeited during 2017	(66,154)	3.93
Balance outstanding as of December 31,2017	5,236,967	5.28
Balance exercisable of December 31,2017	2,428,716	5.28

The following tables summarize information about options outstanding at December 31, 2017:

Exercise price (US$)	Outstanding at December 31, 2017	Weighted average remaining contractual life (years)	Exercise price (US$)	Exercisable at December 31, 2017	Weighted average remaining contractual life (years)
6.25	351,712	4.19	6.25	351,712	4.19
6.02	4,273	0.03	6.02	4,273	0.03
7.00	22,000	6.50	7.00	22,000	6.50
4.75	12,000	8.01	4.75	12,000	8.01
4.50	79,998	8.21	4.50	79,998	8.21
4.50	26,666	8.88	4.50	22,793	8.88
4.50	1,673,996	9.21	4.50	1,231,016	9.21
5.41	559,414	9.21	5.41	0	0
7.75	844,130	9.21	7.75	0	0
4.50	661,875	9.26	4.50	304,615	9.26
7.75	50,000	9.26	7.75	16,667	9.26
4.50	74,470	9.41	4.50	65,709	9.41
4.50	290,585	9.48	4.50	140,660	9.48
4.50	585,848	9.71	4.50	177,273	9.71
	5,236,967			2,428,716

As of December 31, 2017, approximately $1,840,329 of unrecognized compensation costs are expected to be recognized during the year ending December 31, 2018, 2019 and 2020.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10	–	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

E.	Stock-based compensation (cont.)

2.	Grants to employees (cont.)

The fair value of options granted to employees was estimated at the dates of grant using the Black-Scholes option pricing model.  The following are the data and assumptions used:

	2017	2016
Dividend yield (%)	0	0
Expected volatility (%) (*)	56.59	62.16
Risk free interest rate (%)	0.92	1.08
Expected term of options (years)	5-10.5	6
Exercise price (US dollars)	4.50 - 7.75	4.50, 4.75
Stock price (US dollars) (**)	2.38	2.38
Fair value (US dollars)	0.58-1.28	1.01, 098

(*)	Due to the low trading volume of the Company’s Common Stock, the expected volatility was based on a sample of 254 companies operating in the Healthcare Products industry.

(**)
The Common Stock price, per share for the year ended December 31, 2017 and 2016 reflects the Company’s management’s estimation of the fair value per share of Common Stock. In reaching its estimation for December 31, 2017, management considered, among other things, a valuation prepared by a third-party valuation firm following the issuance of the 2016 Offering. In reaching its estimation for December 31, 2017, management considered, among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series C Units.

NOTE 11	–	RESEARCH AND DEVELOPMENT EXPENSES

	US dollars
	Year ended December 31,
	2017	2016	2015
Salaries and related expenses	1,587,567	1,510,491	1,279,216
Professional fees	5,169	58,954	71,930
Regulations related expenses	374,049	620,535	488,536
Patents	99,224	132,344	159,624
Materials*	972,779	346,238	153,669
Depreciation	33,786	32,508	19,133
Travel expenses	31,973	66,211	39,324
Vehicle maintenance	66,750	91,935	54,936
Other	36,169	22,601	1,977
	3,207,466	2,881,817	2,268,345

•	Includes a reserve for slow moving inventory. See Note 3

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 12	–	SELLING AND MARKETING EXPENSES

	US dollars
	Year ended December 31,
	2017	2016	2015

Salaries and related expenses	1,272,830	707,111	318,716
Professional fees	115,324	271,984	416,575
Travel & expenses	51,623	76,022	178,167
Exhibitions and Shows	85,391	72,798	175,176
Other	-	-	38,800
	1,525,168	1,127,915	1,127,434

NOTE 13	–	GENERAL AND ADMINISTRATIVE EXPENSES

	US dollars
	Year ended December 31,
	2017	2016	2015

Salaries and related expenses	4,214,606	938,203	584,058
Professional fees	1,832,165	1,046,987	573,815
Travel & expenses	184,611	130,533	114,783
Depreciation	34,092	27,076	25,759
Insurance	93,746	63,182	63,146
Vehicle maintenance	73,459	51,818	41,180
	6,432,679	2,257,799	1,402,741

NOTE 14	–	FINANCING (INCOME) EXPENSES, NET

	US dollars
	Year ended December 31,
	2017	2016	2015

Israeli CPI linkage difference on principal of loans from stockholders	3,034	(629)	(2,521)
Exchange rate differences	25,847	27,934	38,873
Change in fair value of Warrants with down-round protection	(300,322)	(289,626)	(149,092)
Interest expenses on credit from banks and other	24,396	16,216	15,205
Loss on partial extinguishment of Series A Preferred Stock and Series A Warrants	-	-	1,284,354
	(247,045)	(246,105)	1,186,819

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 15	–	INCOME TAX

A.	Measurement of results for tax purposes under the Israeli Income Tax (Inflationary Adjustments) Law, 1985 (the “Inflationary Adjustment Law”)

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

For federal, state and local income tax purposes the Company remains open for examination by the tax authorities for the tax years from 2014 through 2016 under the general statute of limitations.

Notwithstanding, pursuant and subject to the provisions of article 145 of the Income Tax Ordinance, Integrity Israel’s tax returns that were filled with the tax authority up to and including 2012 are considered final.

D.	Carryforward tax losses

As of December 31, 2017, the Company had cumulative net operating losses (NOL) for US federal purposes of approximately $7.0 million that will expire between the years 2032-2036. Integrity Israel has losses carry forward balances for Israeli income tax purposes of approximately $33 million to offset against future taxable income for an indefinite period of time.

E.	The following is a reconciliation between the theoretical tax on pre-tax income, at the tax rate applicable to the Company (federal tax rate) and the tax expense reported in the financial statements:

	US dollars
	Year ended December 31,
	2017	2016	2015

Pretax income (loss)	(10,328,806)	(5,409,737)	(5,842,172)
Federal tax rate	34%	34%	34%
Income tax expenses (benefit) computed at the ordinary tax rate	(3,511,794)	(1,839,311)	(1,986, 338)
Non-deductible expenses	41,829	34,500	31,050
Stock-based compensation	908,041	17,562	4,503
Warrants with down round protection	(102,110)	(98,473)	(50,691)
Loss on partial extinguishment of Series A Preferred Stock and Series A Warrants	-	-	436,680
Tax in respect of differences in corporate tax rates	524,134	396,956	340,263
Losses and timing differences in respect of which no deferred taxes assets were recognized	2,139,900	1,488,766	1,224,533
	-	-	-

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 15	–	INCOME TAX (cont.)

F.
Deferred taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes.  Significant components of the Group's future tax assets are as follows:

	US dollars
	December 31,
	2017	2016	2015

Composition of deferred tax assets:
Provision for employee-related obligation	21,086	28,526	23,494
Non-capital loss carry forwards	10,354,385	7,823,828	6,233,314
Valuation allowance	(10,375,471)	(7,852,354)	(6,256,808)
	-	-	-

NOTE 16	–	INCOME (LOSS) PER SHARE

The loss and the weighted average number of shares used in computing basic and diluted loss per share for the years ended December 31, 2017, 2016 and 2015, are as follows:

	US dollars
	Year ended December 31,
	2017	2016	2015

Income (loss) for the year	(10,328,806)	(5,409,737)	(5,842,172)
Cash dividend on Series A Preferred Stock	(14,950)	(18,229)	(57,061)
Stock dividend on Series B Preferred Stock	(854,647)	(647,215)	(390,219)
Stock dividend on Series C Preferred Stock	(566,033)	(152,480)	-
Income (loss) for the period attributable to common stockholders	(11,764,436)	(6,227,661)	(6,289,452)

	Number of shares
	Year ended December 31,
	2017	2016	2015

Common shares used in computing Basic income (loss) per share	6,285,324	5,788,842	5,476,870
Common shares used in computing Diluted income (loss) per share (*)	6,285,324	5,788,842	5,476,870
Total weighted average number of Common shares related to outstanding convertible Preferred Stock, options and warrants excluded from the calculations of diluted income (loss) per share (**)	21,300,975	12,745,874	9,431,728

(*)
In applying the treasury method, the average market price of Common Stock was based on management estimate. For December 31, 2017, management considered, among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series D Units. For December 31, 2016 and 2015, management estimation considered, among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series C Units and Series B Units (See Note 10C).

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

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 17	–	SEGMENT INFORMATION

The Company operates in one operating segment, the following is a summary of operations within geographic areas:

	Year ended December 31,
Revenues based on the customer’s location:	2017	2016	2015

Europe	504,190	431,772	13,420
Asia and Pacific	85,272	179,917	129,747
Total	589,462	611,689	143,167

All long-lived assets are owned by Integrity Israel and are located in Israel.

NOTE 18	–	RELATED PARTIES

A.
Avner Gal, the beneficial owner of approximately 5.77% of the Company's outstanding Common Stock as of December 31, 2017, entered into an employment agreement with Integrity Israel in July 2010 pursuant to which Mr. Gal agreed to continue to serve as the chief executive officer and managing director of Integrity Israel.  The agreement was approved by the board of directors and stockholders of Integrity Israel. Mr. Gal’s employment agreement provides for an annual salary of approximately $134,228, $125,722 and $123,457 (NIS 480,000) for the year ended December 31, 2017, 2016 and 2015, respectively. In addition, Mr. Gal was entitled to an annual bonus to be determined by the board of directors and an additional sum provided that Mr. Gal reaches certain milestones approved by the board, as well as the payment of certain social and insurance benefits and the use of a car.  Effective April 7, 2017 (the “Gal Effective Date”), the Company and Integrity Israel entered into a letter agreement with Avner Gal whereby Mr. Gal separated from his employment and directorship at the Company to act as a part time consultant to the Company (the “Gal Agreement”).  Pursuant to the terms of the Gal Agreement, and as consideration for Mr. Gal’s separation from employment and services as a consultant, the Company agreed, among other things, to (a) pay Mr. Gal an amount equal to his salary and other financial benefits Mr. Gal was entitled to receive under the Employment Agreement entered into by and between Integrity Israel and Mr. Gal in October 2010 (the “Gal Employment Agreement”), that would have been paid to Mr. Gal during the Notice Period (as defined in the Gal Employment Agreement), in lieu of such prior notice; (b) modify the Adjustment Period, pursuant to section 19 of the Gal Employment Agreement, to 24 Salaries (as defined in the Gal Employment Agreement), including all the benefits mentioned in the Gal Employment Agreement, provided Mr. Gal does not work or provide services to a company in direct competition with the Company; (c) accelerate the vesting of 88,259 outstanding unvested options to purchase Common Stock, at an exercise price per share equal to $6.25, held by Mr. Gal as of the Gal Effective Date (since the original performance conditions were not expected to be satisfied as of the date of the modification of the terms, the fair value of such grant was measured based on the fair value of the modified award at the modification date; such amount was measured as approximately $51,000);  (d) extend the term of all outstanding vested and unvested options held by Mr. Gal to be exercisable for five years from the Gal Effective Date (with respect to all vested options, at the modification date the company recognized compensation cost in an amount equal to the excess amount of the fair value of the modified award as of the modification date over the fair value of the original award immediately); and (e) grant Mr. Gal an option to purchase up to 300,000 shares of Common Stock of the Company having an exercise price per share equal to $4.50 and an option to purchase up to an additional 50,000 shares of Common Stock of the Company having an exercise price per share equal to $7.75.  These options vest monthly over a 24 months period following the date of grant. Mr. Gal is subject to a non-compete and a confidentiality agreement during the term of the agreement and for one year thereafter.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 18	–	RELATED PARTIES (cont.)

B.
David Malka, the beneficial owner of 2.43% of the Company's outstanding Common Stock as of December 31, 2017, entered into an employment agreement with Integrity Israel in July 2010 pursuant to which Mr. Malka agreed to continue to serve as the vice president of operations of Integrity Israel.  The agreement was approved by the board of directors and stockholders of Integrity Israel. Mr. Malka’s employment agreement provides for an annual salary of approximately $67,114, $63,114 and $61,728 (NIS 240,000) for the year ended December 31, 2017, 2016 and 2015 respectively. In addition, Mr. Malka is entitled to an annual bonus to be determined by the Board of Directors in its sole discretion and an additional sum provided that Mr. Malka reaches certain milestones approved by the Board, as well as the payment of certain social and insurance benefits and the use of a group three car.  During the year ended December 31, 2017, 2016 and 2015 the Company did not pay Mr. Malka any bonuses. Effective April 7, 2017, Integrity Israel entered into an amended and restated personal employment agreement (the “Malka Employment Agreement”) with David Malka for his continued service as Vice President of Operations of the Company and Integrity Israel, effective as of March 20, 2017 (the “Malka Effective Date”).  Pursuant to the terms of the Malka Employment Agreement, Mr. Malka (a) receives a base monthly salary of NIS 20,000 (approximately $5,508 based on an exchange rate of 3.63 NIS / 1 USD in effect on August 8, 2017), which may increase to NIS 35,000 per month (approximately $9,639 using the same exchange rate) in the event certain performance milestones are met (the “Malka Base Salary”); (b) is eligible to earn an annual performance bonus between 420-864% of the Malka Base Salary, subject to certain performance criteria to be established by the Board of Directors within the first ninety (90) days of each fiscal year; (c) is eligible to earn a retention bonus equal to 60% of the aggregate Malka Base Salary earned through the one-year anniversary of the Malka Effective Date, payable thirty days following the one-year anniversary of the Malka Effective Date and provided that Mr. Malka remains employed with Integrity Israel through and on the one-year anniversary of the Malka Effective Date; (d) received a modification to the terms of his option to purchase Common Stock at an exercise price per share equal to $6.25 whereby the unvested portion of such options will accelerate and will be immediately exercisable, effective as of the Malka Effective Date (since the original performance conditions were not expected to be satisfied as of the date of the modification of the terms, the fair value of such grant was measured based on the fair value of the modified award at the modification date);  and (e) received certain additional equity awards pursuant to the Plan and under the terms and conditions as set forth in the Malka Employment Agreement.  In addition, the Malka Employment Agreement provides for the payment of certain social benefits and the use of a company car.

NOTE 19	–	MAJOR CUSTOMERS AND VENDORS

For the year ended December 31, 2017, sales to two customers represented approximately 94% of net sales and purchases from two vendors represented approximately 57% of net purchases.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 20	–	SUBSEQUENT EVENTS

A.
On January 11, 2018, Integrity Applications, Inc., a Delaware corporation (the “Company”), entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) pursuant to which, on January 18, 2018, the Company issued to the Purchasers an aggregate of 70,000 units of the Company (each a “Unit” and, collectively, the “Units”), each consisting of (a) one share (collectively, the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (b) a five year warrant to purchase, at an exercise price of $4.50 per share, one share of Common Stock (collectively, the “Series D-1 Warrants”), (c) a five year warrant to purchase, at an exercise price of $5.75 per share, one share of Common Stock (collectively, the “Series D-2 Warrants”), and (d) a five year warrant to purchase, at an exercise price of $7.75 per share, one share of Common Stock (collectively, the “Series D-3 Warrants”, and together with the Series D-1 Warrants and Series D‑2 Warrants, the “Warrants”).  The Company received aggregate gross proceeds of $315,000 from the sale of the Units pursuant to the Purchase Agreement.

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with the placement agent for the offering of the Units (the “Placement Agent”), at the closing of the sale of the Units the Company paid the Placement Agent, as a commission, an amount equal to 10% of the aggregate sales price of the Units, plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Units.  In addition, pursuant to the Placement Agent Agreement, the Company is required to issue to the Placement Agent: (a) 5 year warrants to purchase up to 14,000 shares of Common Stock at an exercise price of $4.50 per share (b) 5 year warrants to purchase up to 7,000 shares of Common Stock at an exercise price of $5.75 per share and (C) 5 year warrants to purchase up to 7,000 shares of Common Stock at an exercise price of $7.75 per share.  The terms of the Placement Agent warrants will be substantially similar to the Warrants except that the Placement Agent warrants will also be exercisable on a cashless basis and will include full ratchet anti-dilution protection.

B.
On February 8, 2018, Integrity Applications, Inc., a Delaware corporation (the “Company”), entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) pursuant to which, on February 8, 2018, the Company issued to the Purchasers an aggregate of 54,444 units of the Company (each a “Unit” and, collectively, the “Units”), each consisting of (a) one share (collectively, the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (b) a five year warrant to purchase, at an exercise price of $4.50 per share, one share of Common Stock (collectively, the “Series D-1 Warrants”), (c) a five year warrant to purchase, at an exercise price of $5.75 per share, one share of Common Stock (collectively, the “Series D-2 Warrants”), and (d) a five year warrant to purchase, at an exercise price of $7.75 per share, one share of Common Stock (collectively, the “Series D-3 Warrants”, and together with the Series D-1 Warrants and Series D‑2 Warrants, the “Warrants”).  The Company received aggregate gross proceeds of $245,000 from the sale of the Units pursuant to the Purchase Agreement.

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with the placement agent for the offering of the Units (the “Placement Agent”), at the closing of the sale of the Units the Company paid the Placement Agent, as a commission, an amount equal to 10% of the aggregate sales price of the Units, plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Units.  In addition, pursuant to the Placement Agent Agreement, the Company is required to issue to the Placement Agent: (a) 5 year warrants to purchase up to 10,889 shares of Common Stock at an exercise price of $4.50 per share (b) 5 year warrants to purchase up to 5,444 shares of Common Stock at an exercise price of $5.75 per share and (C) 5 year warrants to purchase up to 5,444 shares of Common Stock at an exercise price of $7.75 per share. The terms of the Placement Agent warrants will be substantially similar to the Warrants except that the Placement
Agent warrants will also be exercisable on a cashless basis and will include full ratchet anti-dilution protection.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 20	–	SUBSEQUENT EVENTS (Cont.)

C.
On March 1, 2018, Integrity Applications, Inc., a Delaware corporation (the “Company”), entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) pursuant to which, on March 2, 2018, the Company issued to

Purchasers an aggregate of  311,112 units of the Company (each a “Unit” and, collectively, the “Units”), each consisting of (a) one share (collectively, the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (b) a five year warrant to purchase, at an exercise price of $4.50 per share, one share of Common Stock (collectively, the “Series D-1 Warrants”), (c) a five year warrant to purchase, at an exercise price of $5.75 per share, one share of Common Stock (collectively, the “Series D-2 Warrants”), and (d) a five year warrant to purchase, at an exercise price of $7.75 per share, one share of Common Stock (collectively, the “Series D-3 Warrants”, and together with the Series D-1 Warrants and Series D‑2 Warrants, the “Warrants”).  The Company received aggregate gross proceeds of $1,400,000 from the sale of the Units pursuant to the Purchase Agreement.

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with the placement agent for the offering of the Units (the “Placement Agent”), at the closing of the sale of the Units the Company paid the Placement Agent, as a commission, an amount equal to 10% of the aggregate sales price of the Units, plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Units.  In addition, pursuant to the Placement Agent Agreement, the Company is required to issue to the Placement Agent: (a) 5 year warrants to purchase up to 62,222 shares of Common Stock at an exercise price of $4.50 per share (b) 5 year warrants to purchase up to 31,111 shares of Common Stock at an exercise price of $5.75 per share and (C) 5 year warrants to purchase up to 31,111 shares of Common Stock at an exercise price of $7.75 per share.  The terms of the Placement Agent warrants will be substantially similar to the Warrants except that the Placement Agent warrants will also be exercisable on a cashless basis and will include full ratchet anti-dilution protection.

D.
On April 7, 2017, the Board approved an amendment to the 2010 Incentive Compensation Plan of the Company (the “Plan”) to increase the number of shares of the Company’s Common Stock reserved for issuance under the Plan from 1,000,000 shares to 5,625,000 shares. On February 15, 2018, the Board approved another amendment to the Plan to further increase the number of shares of common stock reserved for issuance under the Plan to 7,000,000 shares. On March 23, 2018, stockholders of the Company approved the two amendments to the Plan adopted by the Board as of April 7, 2017 and February 15, 2018.