Form 10-Q
period 2018-03-31
Integrity Applications, Inc.
filed 2018-05-15
CIK 1506983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 15, 2018, 7,584,492 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

INTEGRITY APPLICATIONS, INC.

INTEGRITY APPLICATIONS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	March 31,	December 31,
	2018	2017
	(unaudited)
A S S E T S
Current Assets
Cash and cash equivalents	314,387	53,782
Accounts receivable, net	147,378	121,782
Inventories	934,239	957,349
Other current assets	87,907	94,137
Total current assets	1,483,911	1,227,050

Property and Equipment, Net	198,839	216,746

Long-Term Restricted Cash	39,033	39,562

Funds in Respect of Employee Rights Upon Retirement	183,088	185,570
Total assets	1,904,871	1,668,928
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	2,468,230	2,419,988
Other current liabilities	1,123,436	1,265,954
Total current liabilities	3,591,666	3,685,942

Long-Term Liabilities
Long-Term Loans from Stockholders	179,423	182,767
Liability for Employee Rights Upon Retirement	183,088	185,570
Warrants with down-round protection	815,899	768,249
Total long-term liabilities	1,178,410	1,136,586

Total liabilities	4,770,076	4,822,528
Temporary Equity
Convertible Preferred Stock of $ 0.001 par value (“Preferred Stock”):
10,000,000 shares of Preferred Stock authorized as of March 31, 2018 and December 31, 2017
376 shares of Series A Preferred Stock issued and outstanding as of March 31, 2018 and December 31, 2017	221,152	221,152
15,031 shares of Series B Preferred Stock issued and outstanding as of March 31, 2018 and December 31, 2017	6,715,844	6,715,844
12,004 shares of Series C Preferred Stock issued and outstanding as of March 31, 2018 and December 31, 2017
	6,484,337	6,484,337
Total temporary equity	13,421,333	13,421,333
Stockholders’ Deficit
Common Stock of $ 0.001 par value (“Common Stock”):
40,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 7,469,604 and 6,821,792 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	7,532	6,824
Additional paid in capital	33,312,949	30,676,180
Accumulated other comprehensive income	117,979	110,675
Accumulated deficit	(49,724,998)	(47,368,612)
Total stockholders’ deficit	(16,286,538)	(16,574,933)
Total liabilities, temporary equity and stockholders’ deficit	1,904,871	1,668,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)
	Three-month period ended March 31,
	2018	2017
	(unaudited)
Revenues	28,209	96,237

Research and development expenses	592,697	581,539
Selling and marketing expenses	308,637	236,939
General and administrative expenses	1,036,684	1,877,359
Total operating expenses	1,938,018	2,695,837
Operating loss	1,909,809	2,599,600
Financing income, net	62,015	69,275
Loss for the period	1,847,794	2,530,325
Other comprehensive income:
Foreign currency translation income	7,304	32,739

Comprehensive loss for the period	1,840,490	2,497,586

Loss per share (Basic and Diluted)	0.34	0.48
Common shares used in computing loss per share (Basic and Diluted)	7,021,533	6,029,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	US dollars (except share data)
	(unaudited)
	Common Stock		Additional	Accumulated other		Total
	Number of shares	Amount	paid in capital	comprehensive income	Accumulated deficit	Stockholders’ deficit
Balance as of January 1, 2018	6,821,792	6,824	30,676,180	110,675	(47,368,612)	(16,574,933)
Loss for the period of three months					(1,847,794)	(1,847,794)
Other comprehensive loss	-	-	-	7,304	-	7,304
Amounts allocated to Series D-1, D-2 and Series D-3 Warrants, net	-	-	716,093	-	-	716,093
Stock dividend on Series C Preferred Stock	91,283	91	223,642	-	(223,733)	-
Stock dividend on Series B Preferred Stock	114,304	114	280,045	-	(280,159)	-
Cash dividend on Series A Preferred Stock	-	-	-	-	(4,700)	(4,700)
Amounts allocated to issuance of Common Stock from Series D offering	435,556	436	855,574	-	-	856,010
Stock-based compensation	6,669	67	561,415	-	-	561,482
Balance as of March 31, 2018	7,469,604	7,532	33,312,949	117,979	(49,724,998)	(16,286,538)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Three-month period ended March 31,
	2018	2017
	(unaudited)
Cash flows from operating activities:
Loss for the period	(1,847,794)	(2,530,325)
Adjustments to reconcile loss for the period to net cash used in operating activities:
Depreciation	16,138	16,380
Stock-based compensation	561,482	374,180
Change in the fair value of Warrants with down-round protection	(77,947)	(84,099)
Linkage difference on principal of loans from stockholders	(911)	(1,367)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(27,585)	2,255
Decrease in inventory	10,442	78,416
Decrease in other current assets	5,128	190,590
(Decrease) increase in accounts payable	66,355	(129,419)
Increase in other current liabilities	(132,176)	937,276
Net cash used in operating activities	(1,426,868)	(1,146,113)
	-	-
Cash flows from investing activities:
Purchase of property and equipment	(931)	(1,477)
Net cash used in investing activities	(931)	(1,477)

Cash flows from financing activities
Cash dividend on Series A Preferred Stock	-	-
Proceeds allocated to Series C Preferred Stock, net of cash issuance expenses	-	1,738,259
Proceeds allocated to Series C Warrants, net of cash issuance expenses	-	860,812
Proceeds allocated to Common Stock from Series D offering, net of cash issuance expenses	924,398	-
Proceeds allocated to Series D Warrants, net of cash issuance expenses	773,302	-
Net cash provided by financing activities	1,697,700	2,599,071
Effect of exchange rate changes on cash and cash equivalents	(9,296)	38,686
Increase (decrease) in cash and cash equivalents	260,605	1,490,167
Cash and cash equivalents at beginning of the period	53,782	148,836
Cash and cash equivalents at end of the period	314,387	1,639,003

The accompanying notes are an integral part of these condensed consolidated financial

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

Supplementary information on financing activities not involving cash flows:

During the three months ended March 31, 2018, $280,159 and $223,733, representing the fair value of the shares of Common Stock issued to owners of Series B Preferred Stock and owners of Series C Preferred Stock, respectively, were accounted for as stock dividends in the statement of changes in stockholders’ deficit and was charged to accumulated deficit against additional paid in capital and Common Stock therein.

During the three months ended March 31, 2018, the Company accrued a cash dividend in the amount of $4,700, in the aggregate, to be paid to holders of its Series A Preferred Stock and a stock dividend in the amount of $503,892, in the aggregate, representing the fair value of the shares of Common Stock to be issued to owners of Series B Preferred Stock and of Series C Preferred Stock, in lieu of cash dividends. The Company has not paid such dividends, plus interest at a rate of 9% per annum, as of the date of this filing.

During the three months ended March 31, 2018, $125,597 representing the fair value of warrants issued as consideration for placement agent services, this amount was accounted for as Warrants with down-round protection within long-term liabilities. Of these direct issuance expenses, $57,209 was allocated to the Series D-1, D-2 and Series D-3 Warrants and was recorded as a reduction of additional paid in capital, and $68,388 was allocated to the shares of common stock  issued in the Series D offering and was recorded as a reduction of additional paid in capital.

The accompanying notes are an integral part of these condensed consolidated financial

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

A.	Integrity Applications, Inc. (the “Company”) was incorporated on May 18, 2010 under the laws of the State of Delaware. On July 15, 2010, Integrity Acquisition Corp. Ltd. (hereinafter: “Integrity Acquisition”), a wholly owned Israeli subsidiary of the Company, which was established on May 23, 2010, completed a merger with A.D. Integrity Applications Ltd. (hereinafter: “Integrity Israel”), an Israeli corporation that was previously held by the stockholders of the Company. Pursuant to the merger, all equity holders of Integrity Israel received the same proportional ownership in the Company as they had in Integrity Israel prior to the merger. Following the merger, Integrity Israel became a wholly-owned subsidiary of the Company. As the merger transaction constituted a structural reorganization, the merger has been accounted for at historical cost in a manner similar to a pooling of interests. Integrity Israel was incorporated in 2001 and commenced its operations in 2002. Integrity Israel, a medical device company, focuses on the design, development and commercialization of non-invasive glucose monitoring devices for use by people with diabetes.

B.	Going concern uncertainty

Since its incorporation, the Company did not conduct any material operations other than those carried out by Integrity Israel. The development and commercialization of Integrity Israel’s product is expected to require substantial expenditures. Integrity Israel and the Company (collectively, the “Group”) have not yet generated significant revenues from operations, and therefore they are dependent upon external sources for financing their operations. As of March 31, 2018, the Group has incurred accumulated deficit of $49,724,998, stockholder’s deficit of $16,286,538 negative operating cash flows and negative working capital. Management considered the significance of such conditions in relation to the Group’s ability to meet its current and future obligations and determined that these conditions raise substantial doubt about the Group’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. During the three months ended March 31, 2018, the Company raised funds in an aggregate amount of approximately $1,697,700 (net of related cash expenses) through the issuance of 435,556 units (the “Series D Units”) each consisting of a) one share of Common Stock, Par Value $0.001 b) a five year warrant to purchase, at an exercise price of $4.50 per share, one share of Common Stock; c) a five year warrant to purchase, at an exercise price of $5.75 per share, one share of Common Stock; and d) a five year warrant to purchase, at an exercise price of $7.75 per share, one share of Common Stock.

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

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 1 – GENERAL (cont.)

D.	Use of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to (i) the fair value estimate of the Warrants with down-round protection, (ii) the allocation of the proceeds and the related issuance costs of the Series D Units, (iii) the going concern assumptions, (iv) measurement of stock based compensation, and (v) determination of net realizable value of inventory.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of presentation

Accounting Principles

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2018. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature.

The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any future period.

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

The Company has determined its derivative warrant liability with respect to the remaining  Series A Warrants and warrants issued to its placement agent as part of the series A Unit offering, the series B Unit offering, the series C Unit offering and the series D Unit offering to be a Level 3 fair value measurement and has used the Binomial pricing model to calculate its fair value. Because the warrants contain a down round protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations.

The changes in the fair value of the Level 3 liability are as follows (in US dollars):

	Warrants with down-round Protection
	March 31,
	2018	2017
	(unaudited)

Balance, Beginning of the period	768,249	681,970
Warrants issued as consideration for placement services	125,597	156,732
Change in fair value Warrants with Down-Round Protection	(77,947)	(84,099)

Balance, End of period	815,899	754,603

The key inputs used in the fair value calculations were as follows:

	March 31,
	2018	2017
Dividend yield (%)	-	-
Expected volatility (%) (*)	56.59	56.59
Risk free interest rate (%)	1.31	0.92
Expected term of options (years)	1.75-4.92	0.95-4.94
Exercise price (US dollars)	4.50-7.75	4.50, 7.75
Share price (US dollars) (**)	2.45	2.38
Fair value (US dollars) (***)	0.09-0.81	0.11-0.74

(*)	Due to the low trading volume of the Company’s Common Stock, the expected volatility was based on a sample of 254 companies operating in the Healthcare Products industry.
(**)	The Common Stock price, per share reflects the Company’s management’s estimation of the fair value per share of Common Stock as of March 31, 2018 and 2017. In reaching its estimation for such periods, management considered, among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series C Units and the Series D Units, as applicable to each reporting period (See Note 3).
(***)	The below chart reflects the Fair Value for each of the Warrants with down-round Protection that were outstanding as of March 31, 2018 in US dollars.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

	Andrew Garrett, Inc., (“AGI”) - Series A	AGI - Series B	AGI - Series C	Placement Agent - Series D
Total quantity	364,071	566,897	844,605	212,000
Exercise price	4.5	4.5, 7.75	4.5, 7.75	4.5, 5.75, 7.75
Fair value	0.27	0.09 – 0.29	0.25 – 0.73	0.47 – 0.81

C.	Revenue recognition

The company recognize revenues from sales of the GlucoTrack® model DF-F and personal ear-clips (“PECs”) when control is transferred to the customer and collectability is probable.

D.	Recently issued accounting pronouncements

1.	Accounting Standard Update 2014-09, “Revenue from Contracts with Customers”

Commencing January 1, 2018 the Company adopted Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).

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

Since the company did not report significant revenues, the adoption of ASU 2014-09 did not have a significant impact on its consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

2.	Accounting Standard Update (ASU) No. 2017-11, “Earnings Per Share”

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

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3 – RECENT EVENTS

During the first quarter of 2018, we received aggregate net proceeds of approximately $1.7 million (net of related cash expenses), from the issuance and sale in a private placement transaction of 435,556 Series D Units. As of March 31, 2018, the Series D Warrants (issued on December 1, 2017 and on the first quarter of 2018) are exercisable for an aggregate of 1,590,000 shares of Common Stock, in each case subject to adjustment in certain circumstances.

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with the placement agent, the Company paid the placement agent, as a commission, an amount equal to 10% of the aggregate sales price of the Series D Units sold in each closing, plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series D Units sold in such closing. In addition, pursuant to the Placement Agent Agreement, in connection with the closings in the first quarter of 2018, the Company is required to issue to the placement agent: (a) 5-year warrants to purchase up to 106,000 shares of Common Stock at an exercise price of $4.50 per share, (b) 5-year warrants to purchase up to 53,000 shares of Common Stock at an exercise price of $5.75 per share, and (c) 5-year warrants to purchase up to 53,000 shares of Common Stock at an exercise price of $7.75 per share. The terms of such warrants are substantially similar to the Series D Warrants except that the warrants issued to the placement agent are exercisable on a cashless basis and include full ratchet anti-dilution protection.

On February 15, 2018, we issued a ten-year non-qualified stock option to various employees, for the purchase of 767,500 shares of Common Stock at an exercise price of $4.50 per share, with three-year quarterly vesting commencing on the first quarter after the effective date.

NOTE 4 – INVENTORIES

	US dollars
	March 31, 2018	December 31, 2017
	(unaudited)

Raw materials	14,504	12,734
Work in process	1,590,283	1,556,256
Finished products	85,586	144,493

	1,690,373	1,713,483
Less – provision for slow moving inventory	(756,134)	(756,134)

	934,239	957,349

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 5 – OTHER CURRENT LIABILITIES

	US dollars
	March 31, 2018	December 31, 2017
	(unaudited)

Employees and related institutions	245,003	336,783
Accrued expenses and other	878,433	929,171

	1,123,436	1,265,954

NOTE 6 – FINANCING INCOME, NET

	US dollars
	Three-month period ended March 31,
	2018	2017
	(unaudited)
Israeli CPI linkage difference on principal of loans from stockholders	911	1,367
Exchange rate differences	(13,627)	(10,474)
Change in fair value of Warrants with down round protection	77,947	84,099
Other	(3,216)	(5,717)
	62,015	69,275

NOTE 7 – LOSS PER SHARE

In periods of net loss, basic loss per share is computed by dividing net loss for the period after consideration of the effect of dividends on preferred stock by the weighted average number of shares outstanding during the period.

The loss and the weighted average number of shares used in computing basic and diluted loss per share for the three-month periods ended March 31, 2018 and 2017 are as follows:

	US dollars
	Three-month period ended March 31,
	2018	2017
	(unaudited)
Loss for the period	1,847,794	2,530,325
Cash dividend on Series A Preferred Stock	4,700	4,700
Stock dividend on Series B Preferred Stock	280,159	246,031
Stock dividend on Series C Preferred Stock	223,733	115,986
Loss for the period attributable to common stockholders	2,356,386	2,897,042

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 7 – LOSS PER SHARE (cont.)

	Number of shares
	Three-month period ended March 31,
	2018	2017
	(unaudited)
Number of shares:
Weighted average number of shares used in the computation of basic and diluted earnings per share	7,021,533	6,029,342

Total weighted average number of common shares related to outstanding convertible preferred stock, options and warrants excluded from the calculations of diluted loss per share (*)	25,524,332	16,056,013

(*)	All outstanding convertible Preferred Stock, stock options and warrants have been excluded from the calculation of the diluted net loss per share for all the reported periods, because the effect of the common shares issuable as a result of the exercise or conversion of these instruments was determined to be anti-dilutive.

NOTE 8 – SUBSEQUENT EVENTS

On May 10, 2018, the Company received aggregate gross proceeds of $517,000 in the fifth closing of the private placement of its securities from seven accredited investors. The Company issued to the investors an aggregate of 114,888 units of the Company (each a “Series D Unit”), each consisting of (a) one share of the Company’s Common Stock, (b) a five year warrant to purchase, at an exercise price of $4.50 per share, one share of Common Stock, (c) a five year warrant to purchase, at an exercise price of $5.75 per share, one share of Common Stock, and (d) a five year warrant to purchase, at an exercise price of $7.75 per share, one share of Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies and prospects. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements regarding our future activities, events or developments, including such things as future revenues, capital raising and financing, product development, clinical trials, regulatory approval, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, projected performance and trends, and other such matters, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “may,” “will,” “could,” “would,” “should” and other similar words and phrases, are intended to identify forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. These statements relate only to events as of the date on which the statements are made and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. All of the forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially. Risks and uncertainties, the occurrence of which could adversely affect our business, include the risks identified under the caption “Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2017. The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Overview

Incorporated in Delaware in May 2010, we are a medical device company focused on the design, development and commercialization of non-invasive glucose monitoring devices for use by people with diabetes and pre-diabetics. On July 15, 2010, we completed a reverse triangular merger with Integrity Israel and Integrity Acquisition Corp. Ltd., an Israeli corporation and a wholly owned subsidiary of ours, pursuant to which Integrity Acquisition Corp. Ltd. merged with and into Integrity Israel and all of the stockholders and option holders of Integrity Israel received shares and options in us in exchange for their shares and options in Integrity Israel (the “Reorganization”). Following the Reorganization, the former equity holders of Integrity Israel were entitled to the same proportional ownership in us as they had in Integrity Israel prior to the Reorganization. As a result of the Reorganization, Integrity Israel became a wholly owned subsidiary of ours. We operate primarily through Integrity Israel.

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

The GlucoTrack® model DF-F has not yet been approved for commercial sale in the United States. On August 10, 2015, we submitted pre- submission documents to the U.S. Food and Drug Administration (the “FDA”) in connection with our proposed future application for FDA approval of our U.S. clinical trial protocol. The pre-submission documentation was submitted to the FDA in order to obtain the FDA’s guidance regarding the U.S. regulatory pathway for the GlucoTrack® model DF-F, the proper approach to refining the trial protocol and preparing the pre-marketing application. On October 19, 2015, we met with the FDA to discuss the pre-submission documents, including the approach to and details of the clinical trial protocol for the GlucoTrack® model DF-F. On May 10, 2016, we submitted a pre-submission supplement (including clinical trial protocol) to the FDA which reflects the feedback received from the FDA at our October 2015 meeting. On July 18, 2016, we completed a teleconference with the FDA to further discuss our pre-submission supplement. At the end of this discussion, we received verbal confirmation from the FDA that clinical trials of the GlucoTrack® model DF-F constitute non-significant risk device studies, which allows the trials to proceed without an Investigational Device Exemption (IDE) application. Such trials are assessed by the FDA and not considered to present a potential for serious risk to the health, safety or the welfare of subjects. We expect that the regulatory pathway would be that of a de novo 510k, requiring a clinical trial design based on feedback from the agency. The initiation of clinical trials in the USA is subject to raising adequate financing to fund the clinical program through completion. If we are unable to raise additional capital of at least $10 million, we do not expect to commence such clinical trials.

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

In the second half of 2017 we conducted a strategic review of our previous commercial activities. We established a cross-functional task force with the goal of reviewing the current commercial performance in all countries and identifying the critical success factors (CSF’s) necessary for successful commercialization. The CSF’s that were determined to be most important to our future commercial success include: 1) selecting the right distribution partners within countries that have knowledge and experience in diabetes, the appropriate capabilities and proven performance in the sales, marketing, and customer service in support of medical devices, and a commitment to investing the appropriate resources required for a successful launch and building of the business; 2) segmenting and targeting the right customers including key opinion leaders, treating physicians, and diabetes nurses within the healthcare provider communities as well as those patient groups that will benefit most from the use of a non-invasive device; 3) revising the cost structure for GlucoTrack® so that it will be more affordable on a monthly basis for patients; and 4) working with government authorities and health insurance companies to achieve full or partial reimbursement for GlucoTrack® within covered medical plans.

We have started the implementation of this new commercial program by selecting two countries where we will pilot this approach as our proof-of-concept; the Netherlands and Israel. These countries were chosen based on the relatively smaller size of these marketplaces that will allow us to be able to rapidly assess our performance and make adjustments as necessary. On December 22, 2017 we signed an exclusive distribution agreement with a new partner in the Netherlands (MediReva B.V.) and are underway with launch preparations for the second quarter of 2018. We have been working closely with our new distributor and have accomplished: product and disease area training across the organization; segmentation of the local target audiences including key opinion leaders, treating physicians, and diabetes nurses; and discussions with the majority of health insurance companies.

We are also in negotiations with a new partner for Israel with the goal of launching in the third quarter of 2018. As soon as these two pilots demonstrate that our new strategic approach is successful, we plan to rapidly rollout this approach across prioritized European countries in the last quarter of 2018 and throughout 2019.

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

In December 2016, we had a poster at the 9th Annual World Congress on Prevention of Diabetes and its Complications (WCPD, in Atlanta, GA). This Congress provided the Company with an opportunity to showcase GlucoTrack® model DF-F as a tool to fight diabetes and its complications, as well as using GlucoTrack® model DF-F as a tool to assist pre-diabetics.

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

We have not yet generated any material revenues from our operations and, as of March 31, 2018, have incurred an accumulated deficit of $49,724,998, stockholders’ deficit of $16,286,538 and negative operating cash flows. We currently have no material sources of recurring revenue and therefore are dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, substantial doubt exists regarding our ability to continue as a going concern.

Recent Developments

During the first quarter of 2018, we received aggregate net proceeds of approximately $1.7 million (net of related cash expenses), from the issuance and sale in a private placement transaction of 435,556 Series D Units. As of March 31, 2018, the Series D Warrants (issued on December 1, 2017 and on the first quarter of 2018) are exercisable for an aggregate of 1,590,000 shares of Common Stock, in each case subject to adjustment in certain circumstances.

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with the placement agent, the Company paid the placement agent, as a commission, an amount equal to 10% of the aggregate sales price of the Series D Units sold in each closing, plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series D Units sold in such closing. In addition, pursuant to the Placement Agent Agreement, in connection with the closings in the first quarter of 2018, the Company is required to issue to the placement agent: (a) 5-year warrants to purchase up to 87,112 shares of Common Stock at an exercise price of $4.50 per share, (b) 5-year warrants to purchase up to 43,556 shares of Common Stock at an exercise price of $5.75 per share, and (c) 5-year warrants to purchase up to 43,556 shares of Common Stock at an exercise price of $7.75 per share. The terms of such warrants are substantially similar to the Series D Warrants except that the warrants issued to the placement agent are exercisable on a cashless basis and include full ratchet anti-dilution protection

On March 23, 2018, the Company held its 2018 Special Meeting of Stockholders. At the Meeting, the Company’s stockholders voted on the proposal to approve and ratify the increase of the total number of shares authorized for issuance under the Company’s Compensation Plan to 7,000,000 shares, including an amendment to the Incentive Plan on April 7, 2017 to increase from 1,000,000 shares to 5,625,000 shares and another amendment on February 15, 2018 to increase from 5,625,000 shares to 7,000,000 shares.

We recently laid out our strategic priorities in terms of product enhancements and a future generation of products. As a result of the review of our corporate strategy, we have decided to concentrate our R&D activities around 4 main strategic pillars;

1.	Wireless Connectivity

We have developed a wireless module (“WLM”) with embedded Bluetooth Low-Energy (BLE) and Wi-Fi technologies, which enables the transmission of measurement data captured by the GlucoTrack® model DF-F to a cloud-based server or a smart device. We expect this module and the related applications to facilitate viewing of glucose related data and correlate it closely with lifestyle choices made by the users, be that dietary choices or activity-based choices, among other things. The wireless module will also facilitate sharing, viewing and analysis of GlucoTrack® measurements and profile by clinicians and others caregivers.

2.	Digital Health Applications

We intend to develop smart device applications (“Apps”) to facilitate the interaction of users with Glucotrack and the glucose data collected. We intend to develop Apps that support the management of Type 2 diabetics and pre-diabetic patients by provided immediate feedback and insights as to the glucose measurements. The goal is to provide relevant information to guide patients to change behavior and improve the management of their condition. The Apps are expected to have a user-directed capability to connect with third party healthcare providers (physicians, dieticians, and nurse practitioners), in order to receive professional guidance based on the accumulated information ultimately leading to improved management of the condition and better disease outcomes.

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

Simultaneously we will be working to further simplify the calibration process eventually enabling self-calibration

After months of protracted negotiations with our China distributor we finally reached an impasse on several critical issues and decided that it would be in the best interests of the Company to terminate the existing agreements with such distributor due to various breaches of the distributor. On May 14, 2018, the Company sent notices to the distributor regarding the Company’s intention to terminate the agreement unless the breaches are cured within 30 days. The distributor plays a critical role in assisting the Company to obtain regulatory approval by the China Food and Drug Administration (“CFDA”) for the GlucoTrack® model DF-F. If the breaches are not cured within the given timeframe and the relationship is terminated, and as previously reported, the registration of GlucoTrack® in China will be delayed significantly while we seek new partnering options with the intent to re-submit the dossier at a later date. If we were unable to partner with another distributor in China on terms mutually agreed upon by us, we would not have the ability to distribute our products in China or obtain regulatory approve from the CFDA.

Significant Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements appearing in our annual report on Form 10-K for the year ended December 31, 2017. Our management believes that, as for the financial statements for the periods included in this report, the going concern assessment and assumptions relate to (i) the fair value estimate of the Warrants with down-round protection, (ii) the allocation of the proceeds and the related issuance costs of the Series D Units, is a critical accounting policy, (iii) measurement of stock based compensation, and (iv) determination of net realizable value of inventory. However, due to the early stage of operations of the Company, there are no other accounting policies that are considered to be critical accounting policies by management.

Going Concern Uncertainty

The development and commercialization of our product will require substantial expenditures. We have not yet generated any material revenues and have incurred a substantial accumulated deficit and negative operating cash flows. We currently have no sources of recurring revenue and are therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. Management’s plans concerning these matters are described in Note 1B to our annual report on Form 10-K for the year ended December 31, 2017. (See also Note 1B to our interim financial statements for the period ended March 31, 2018). As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in our Annual Report on Form 10-K for year ended December 31, 2017. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recently Issued Accounting Pronouncements

1. Accounting Standard Update 2014-09, “Revenue from Contracts with Customers”

commencing January 1, 2018, the company adopted Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09").

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

Since the company did not report significant revenues, the adoption of ASU 2014-09 did not have a significant impact on its consolidated financial statements.

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

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the three-month period ended March 31, 2018 compared with the same period ended March 31, 2017. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Revenues

During the three-month period ended March 31, 2018, we had revenues of $28,209 from orders for our GlucoTrack® model DF-F glucose monitoring device and PECs that are replaced every six months, as compared with $96,237 for the prior-year period. During the first quarter of 2017 we received an initial order from a customer in Hong Kong.

We recognize revenues from sales of the GlucoTrack® model DF-F and PECs when control is transferred to the customer and collectability is probable.

Research and development expenses

Research and development expenses were $592,697 for the three-month period ended March 31, 2018, as compared to $581,539 for the prior-year period. There was no material change in research and development expenses between the two periods.

Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, travel expenses, clinical trials and other expenses. Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect research and development expenses to increase during the remainder of 2018 and beyond, primarily due to hiring additional personnel and developing our product line, as well as improvement of the GlucoTrack® model DF-F; however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs including the FDA registration process, specific requirements from customers, development of new GlucoTrack® models and others.

Selling and marketing expenses

Selling and marketing expenses were $308,637 for the three-month period ended March 31, 2018, as compared to $236,939 for the prior-year period. The increase is attributable the hiring of a new Chief Commercialization Officer during the second quarter of 2017.

Selling and marketing expenses consist primarily of salaries, travel expenses and other related expenses. Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect selling and marketing expenses to increase during the remainder of 2018 and beyond as we continue our focus on marketing and sales of the GlucoTrack® model DF-F; however, we may adjust or allocate the level of our marketing based on available financial resources and based on our commercial needs including the FDA registration process, specific requirements from customers, development of new GlucoTrack® models and others.

General and administrative expenses

General and administrative expenses were $1,036,684 for the three-month period ended March 31, 2018, as compared to $1,877,359 for the prior-year period. The decrease is primarily attributable to severance paid to our former Chairman and CEO and former CFO of approximately $162,000 during the first quarter of 2017. In addition, the decrease is attributable to a one time signing bonus of $412,500 including employer payroll taxes and stock-based compensation in the amount of approximately $303,000 paid to our new Chairman and CEO, recruiting fees of $295,000 and the related professional fees associated with the changes in management, which occurred during the first quarter of 2017.

General and administrative expenses consist primarily of professional services, salaries, travel expenses and other related expenses for executive, finance and administrative personnel, including stock-based compensation expenses. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services. Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect general and administrative expenses to increase during the remainder of 2018 and beyond.

Financing income, net

Financing income, net was $62,015 for the three-month period ended March 31, 2018, as compared to $69,275 for the prior-year period. The change is primarily attributable to changes in fair market value adjustments relating to our Warrants with down-round protection. In accordance with U.S. GAAP, we mark the warrants to market on a quarterly basis based on the fair value estimate derived by using a binomial pricing model, with the changes in fair value recognized as finance expense or income, as applicable, in our consolidated statement of operations. The decrease in the estimated fair value of our Warrants with down-round protection during the three-month period ended March 31, 2018 and 2017 amounted to $77,947 and $84,099, respectively, resulting primarily from the decrease in the expected term of Warrants and the changes in the estimated expected volatility.

Net Loss

Net loss was $1,847,794 for the three-month period ended March 31, 2018, as compared to $2,530,325 for the prior-year period. The decrease in net loss is attributable primarily to the decrease in our general and administrative expenses, as described above.

Liquidity and Capital Resources

As of March 31, 2018, cash on hand was approximately $314,000. During the first quarter of 2018, we received aggregate net proceeds of approximately $1.7 million (net of related cash expenses), from the issuance and sale in a private placement transaction of 435,556 Series D Units. While we expect to generate additional cash from sales, we do not anticipate that our income from operations will be sufficient to sustain our operations in the next 12 months. Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents will enable us to operate for a period of less than one month from the date of this report. In order to fund our anticipated liquidity needs beyond such period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need to raise additional capital.

We have a credit line with Bank HaPoalim of NIS 150,000 (approximately $42,686 based on the exchange rate of 3.514 NIS/dollar as of March 31, 2018). Borrowings under the line of credit are secured by our funds on deposit with the bank at the time of borrowing, which generally must be sufficient to cover the principal amount of the borrowings in full.

Messrs. Avner Gal and Zvi Cohen collectively loaned Integrity Israel NIS 176,000 ($50,085 based on the same exchange rate) on May 15, 2002 pursuant to a board approval. Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned Integrity Israel NIS 336,300 ($95,703 based on the same exchange rate) on March 16, 2004. These loans are not required to be repaid until the first year in which we realize profits in our annual statement of operations (accounting profit). At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales in the relevant quarter, beginning on the quarter following the first year in which we realize profits in our annual statement of operations. The total amount to be repaid by us to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to us, plus an amount equal to the product of the amount of each payment made by us in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment. However, notwithstanding the above-mentioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital. Our Board of Directors is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

Integrity Israel is required to pay royalties to the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of the State of Israel at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the development plan up to an amount equal to $93,300, plus interest at LIBOR from the date of grant. As of March 31, 2018, the contingent liability with respect to royalty payment on future sales equaled approximately $34,717, excluding interest.

Net Cash Used in Operating Activities for the Three-Month Periods Ended March 31, 2018 and March 31, 2017

Net cash used in operating activities was $1,426,868 and $1,146,113 for the three-month periods ended March 31, 2018 and 2017, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of $1,847,794 and $2,530,325, respectively, increased by non-cash changes in fair value of Warrants with down-round protection of $77,947 and $84,099, respectively and partially offset by the increase of $187,302 related to stock-based compensation as described above in general and administrative expenses. Net cash used in operating activities was also partially offset by changes in operating assets and liabilities in the amounts of $283,276 and $873,678, respectively. The decrease in operating assets and liabilities during the three-month period ended March 31, 2018 resulted primarily from decrease in our current liabilities as a result of deferral of the payment of the one-time signing bonus to our new Chairman and CEO which was paid during the second quarter of 2017.

Net Cash Used in Investing Activities for the Three-Month Periods Ended March 31, 2018 and March 31, 2017

Net cash used in investing activities was $931 and $1,477 for the three-month periods ended March 31, 2018, and 2017, respectively, and was used to purchase equipment (such as computers, R&D and office equipment).

Net Cash Provided by Financing Activities for the Three-Month Periods Ended March 31, 2018 and March 31, 2017

Net cash provided by financing activities was $1,697,700 and $2,599,071 for the three-month period ended March 31, 2018 and 2017, respectively. Cash provided by financing activities for the three-month period ended March 31, 2018 reflected net capital raised from the issuance of Series D Units. Cash used in financing activities for the three-month period ended March 31, 2017 reflected net capital raised from the issuance of Series C Units.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Offering of Series D Units

On May 10, 2018, the Company received aggregate gross proceeds of $517,000 in the fifth closing of the private placement of its securities from seven accredited investors. The Company issued to the investors an aggregate of 114,888 units of the Company (each a “Series D Unit”), each consisting of (a) one share of the Company’s Common Stock, (b) a five year warrant to purchase, at an exercise price of $4.50 per share, one share of Common Stock, (c) a five year warrant to purchase, at an exercise price of $5.75 per share, one share of Common Stock, and (d) a five year warrant to purchase, at an exercise price of $7.75 per share, one share of Common Stock.

Issuance of Non-Qualified Stock Options to Employees

On February 15, 2018, we issued a ten-year non-qualified stock option to various employees, for the purchase of 767,500 shares of Common Stock at an exercise price of $4.50 per share, with three-year quarterly vesting commencing on the first quarter after the effective date.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
4.1	Form of Series D Securities Purchase Agreement (2)
4.2	Form of Series D-1 Common Stock Purchase Warrant (2)
4.3	Form of Series D-2 Common Stock Purchase Warrant (2)
4.4	Form of Series D-3 Common Stock Purchase Warrant (2)
4.5	Form of Series D Registration Rights Agreement (2)
10.1 *	Amendment No. 3 to Integrity Applications, Inc. 2010 Incentive Compensation Plan (3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)
101.INS	XBRL Instance Document (4)
101.SCH	XBRL Schema Document (4)
101.CAL	XBRL Calculation Linkbase Document (4)
101.LAB	XBRL Label Linkbase Document (4)
101.PRE	XBRL Presentation Linkbase Document (4)
101.DEF	XBRL Definition Linkbase Document (4)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on August 22, 2011, which exhibit is incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 7, 2018, which exhibit is incorporated herein by reference
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 23, 2018, which exhibit is incorporated herein by reference.
(4)	Pursuant to Rule 402 of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed for purposes of Section 11 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections, and are not part of any registration statement to which they relate.
*	Compensation Plan or Arrangement or Management Contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2018

INTEGRITY APPLICATIONS, INC.

By:	/s/ John Graham
Name:	John Graham
Title	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Sami Sassoun
Name:	Sami Sassoun
Title	Chief Financial Officer
(Principal Accounting Officer)

