Form 10-Q
period 2018-06-30
Integrity Applications, Inc.
filed 2018-08-14
CIK 1506983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

or

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

As of August 14, 2018, 8,473,318 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

INTEGRITY APPLICATIONS, INC.

INTEGRITY APPLICATIONS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	June 30,	December 31,
	2018	2017
	(unaudited)
A S S E T S
Current Assets
Cash and cash equivalents	17,345	53,782
Accounts receivable, net	118,789	121,782
Inventories	887,914	957,349
Other current assets	113,965	94,137
Total current assets	1,138,013	1,227,050

Property and Equipment, Net	150,315	216,746

Long-Term Restricted Cash	37,579	39,562

Funds in Respect of Employee Rights Upon Retirement	176,266	185,570
Total assets	1,502,173	1,668,928
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	2,345,309	2,419,988
Other current liabilities	1,584,874	1,265,954
Total current liabilities	3,930,183	3,685,942

Long-Term Liabilities
Long-Term Loans from Stockholders	171,699	182,767
Liability for Employee Rights Upon Retirement	176,266	185,570
Warrants with down-round protection	787,453	768,249
Total long-term liabilities	1,135,418	1,136,586

Total liabilities	5,065,601	4,822,528
Temporary Equity
Convertible Preferred Stock of $ 0.001 par value (“Preferred Stock”):
10,000,000 shares of Preferred Stock authorized as of June 30, 2018 and December 31, 2017
376 shares of Series A Preferred Stock issued and outstanding as of June 30, 2018 and December 31, 2017	221,152	221,152
15,031 shares of Series B Preferred Stock issued and outstanding as of June 30, 2018 and December 31, 2017	6,715,844	6,715,844
12,004 shares of Series C Preferred Stock issued and outstanding as of June 30, 2018 and December 31, 2017
	6,484,337	6,484,337
Total temporary equity	13,421,333	13,421,333
Stockholders’ Deficit
Common Stock of $ 0.001 par value (“Common Stock”):
40,000,000 shares authorized as of June 30, 2018 and December 31, 2017; 7,886,207 and 6,821,792 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	8,009	6,824
Additional paid in capital	35,101,538	30,676,180
Accumulated other comprehensive income	146,305	110,675
Accumulated deficit	(52,240,613)	(47,368,612)
Total stockholders’ deficit	(16,984,761)	(16,574,933)
Total liabilities, temporary equity and stockholders’ deficit	1,502,173	1,668,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)
	Six-month period ended June 30,		Three-month period ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Revenues	43,488	104,981	15,279	8,744

Research and development expenses	1,284,591	1,198,363	691,894	616,824
Selling and marketing expenses	592,104	598,234	283,467	361,295
General and administrative expenses	2,082,858	3,556,078	1,046,174	1,678,719
Total operating expenses	3,959,553	5,352,675	2,021,535	2,656,838
Operating loss	(3,916,065)	(5,247,694)	(2,006,256)	(2,648,094)

Financing income, net	105,788	160,168	43,773	90,893
Loss for the period	(3,810,277)	(5,087,526)	(1,962,483)	(2,557,201)
Other comprehensive income:
Foreign currency translation adjustment	35,630	64,436	28,326	31,697

Comprehensive loss for the period	(3,774,647)	(5,023,090)	(1,934,157)	(2,525,504)

Loss per share (Basic)	(0.67)	(0.96)	(0.33)	(0.48)

Loss per share (Diluted)	(0.67)	(0.96)	(0.33)	(0.48)

Common shares used in computing Basic income (loss) per share	7,290,123	6,116,366	7,555,761	6,205,104
Common shares used in computing Diluted income (loss) per share	7,290,123	6,116,366	7,555,761	6,205,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	US dollars (except share data)
	(unaudited)
	Common Stock		Additional	Accumulated other		Total
	Number of shares	Amount	paid in capital	comprehensive income	Accumulated deficit	Stockholders’ deficit
Balance as of January 1, 2018	6,821,792	6,824	30,676,180	110,675	(47,368,612)	(16,574,933)
Loss for the period					(3,810,277)	(3,810,277)
Other comprehensive income	-	-	-	35,630	-	35,630
Amounts allocated to Series D-1, D-2 and Series D-3 Warrants, net	-	-	1,018,495	-	-	1,018,495
Stock dividend on Series C Preferred Stock	190,712	190	467,243	-	(467,433)	-
Stock dividend on Series B Preferred Stock	238,809	239	585,082	-	(585,321)	-
Cash dividend on Series A Preferred Stock	-	-	-	-	(8,970)	(8,970)
Amounts allocated to issuance of Common Stock from Series D offering	621,556	622	1,220,141	-	-	1,220,763
Stock-based compensation	13,338	134	1,134,397	-		1,134,531
Balance as of June 30, 2018	7,886,207	8,009	35,101,538	146,305	(52,240,613)	(16,984,761)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Six-month period ended June 30,
	2018	2017
	(unaudited)
Cash flows from operating activities:
Loss for the period	(3,810,277)	(5,087,526)
Adjustments to reconcile (loss) for the period to net cash used in operating activities:
Depreciation	58,789	33,024
Stock-based compensation	1,134,531	1,208,236
Change in the fair value of warrants with down-round protection	(160,028)	(191,075)
Linkage difference on principal of loans from stockholders	(1,963)	26
Changes in assets and liabilities:
Increase in accounts receivable	(4,175)	(28,615)
Decrease in inventory	22,113	49,255
(Increase) decrease in other current assets	(24,113)	222,952
(Decrease) increase in accounts payable	(7,404)	26,829
Increase in other current liabilities	350,318	171,028
Decrease in liability for employee rights upon retirement		(10,148)
Net cash used in operating activities	(2,442,209)	(3,606,014)

Cash flows from investing activities:
Purchase of property and equipment	(1,912)	(4,849)
Net cash used in investing activities	(1,912)	(4,849)

Cash flows from financing activities
Cash dividend on Series A Preferred Stock	-	2,686
Proceeds allocated to Series C Preferred Stock, net of cash issuance expenses	-	3,022,002
Proceeds allocated to Series C Warrants, net of cash issuance expenses	-	1,495,541
Proceeds allocated to Common Stock from Series D offering, net of cash issuance expenses	1,318,350	-
Proceeds allocated to Series D Warrants, net of cash issuance expenses	1,100,140	-
Net cash provided by (used in) financing activities	2,418,490	4,520,229
Effect of exchange rate changes on cash and cash equivalents	(10,806)	74,420
Increase (decrease) in cash and cash equivalents	(36,437)	983,786
Cash and cash equivalents at beginning of the period	53,782	148,836
Cash and cash equivalents at end of the period	17,345	1,132,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

Supplementary information on financing activities not involving cash flows (unaudited):

During the six months ended June 30, 2018, $585,321 and $467,433, representing the fair value of the shares of Common Stock issued to owners of Series B Preferred Stock and owners of Series C Preferred Stock, respectively, were recognized as stock dividends in the statement of changes in stockholders’ deficit and was charged to accumulated deficit against additional paid in capital and Common Stock therein. The Company has not paid such dividends, plus interest at a rate of 9% per annum, as of the date of this filing.

During the six months ended June 30, 2018, the Company accrued a cash dividend in the amount of $8,970, in the aggregate, to be paid to holders of its Series A Preferred Stock. The Company has not paid such dividends, plus interest at a rate of 9% per annum, as of the date of this filing.

During the six months ended June 30, 2018, $179,232 representing the fair value of warrants issued as consideration for placement agent services was accounted for as warrants with down-round protection within long-term liabilities. Of these direct issuance expenses, $81,645 was allocated to the Series D-1, D-2 and Series D-3 Warrants and was recorded as a reduction of additional paid in capital, and $97,587 was allocated to the shares of common stock issued in the Series D offering and was recorded as a reduction of additional paid in capital.

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

Since its incorporation, the Company did not conduct any material operations other than those carried out by Integrity Israel. The development and commercialization of Integrity Israel’s product is expected to require substantial expenditures. Integrity Israel and the Company (collectively, the “Group”) have not yet generated significant revenues from operations, and therefore they are dependent upon external sources for financing their operations. As of June 30, 2018, the Group has incurred accumulated deficit of $52,240,613, stockholder’s deficit of $16,984,761 negative operating cash flows and negative working capital . Management considered the significance of such conditions in relation to the Group’s ability to meet its current and future obligations and determined that these conditions raise substantial doubt about the Group’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. During the six months ended June 30, 2018, the Company raised funds in an aggregate amount of approximately $2,418,490 (net of related cash expenses) through the issuance of 621,556 units (the “Series D Units”) each consisting of a) one share of Common Stock, Par Value $0.001 b) a five year warrant to purchase, at an exercise price of $4.50 per share, one share of Common Stock; c) a five year warrant to purchase, at an exercise price of $5.75 per share, one share of Common Stock; and d) a five year warrant to purchase, at an exercise price of $7.75 per share, one share of Common Stock.

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

The results for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any future period.

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

The Company has determined its derivative warrant liability with respect to the remaining Series A Warrants and warrants issued to its placement agent as part of the Series A Unit offering, the Series B Unit offering, Series C Unit offering and the Series D Unit offering to be a Level 3 fair value measurement and has used the option pricing model (“OPM”) to calculate its fair value. Because the warrants contain a down round protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations.

The changes in the fair value of the Level 3 liability are as follows (in US dollars):

	Warrants with down-round Protection
	June 30,
	2018	2017
	(unaudited)

Balance, Beginning of the period	768,249	681,970
Warrants issued as consideration for placement services	179,232	273,650
Change in fair value Warrants with Down-Round Protection	(160,028)	(191,075)
Balance, End of period	787,453	764,545

The key inputs used in the fair value calculations were as follows:

	June 30,
	2018	2017
Dividend yield (%)	-	-
Expected volatility (%) (*)	56.59	56.59
Risk free interest rate (%)	1.31	0.92
Expected term of options (years)	1.50-4.94	0.70-4.98
Exercise price (US dollars)	4.50 - 7.75	4.50, 7.75
Share price (US dollars) (**)	2.45	2.38
Fair value (US dollars)	0.06-0.81	0.06-0.76

(*)	Due to the low trading volume of the Company’s Common Stock, the expected volatility was based on a sample of 254 companies operating in the Healthcare Products industry.
(**)	The Common Stock price, per share reflects the Company’s management’s estimation of the fair value per share of Common Stock as of June 30, 2018 and 2017. In reaching its estimation for such periods, management considered, among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series D Units and the Series C Units, as applicable to each reporting period.

The below chart reflects the Fair Value for each of the warrants with down-round protection that were outstanding as of June 30, 2018 in US dollars, except for Total quantity.

	Andrew Garrett, Inc. (“AGI”) - Series A	AGI - Series B	AGI - Series C	Placement Agent - Series D
Total quantity	364,071	566,897	844,605	286,400
Exercise price	4.5	4.5, 7.75	4.5, 7.75	4.5, 5.75, 7.75
Fair value	0.22	0.06 – 0.24	0.22 – 0.69	0.44 – 0.81

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

C.	Revenue recognition

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

Since the company did not report significant revenues, the adoption of ASU 2014-09 did not have a significant impact on its consolidated financial statements. See also NOTE 2C above.

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

The Company is evaluating the impact of ASU 2017-11 on its financial statements. Although this process has not been completed, managements believes that its provisions might impact the accounting of the financial instruments issued by the Company that include down-round protection. See also NOTE 2B above.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

3.	Accounting Standard Update 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued Accounting Standard Update 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). ASU 2018-07 aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions.

Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 will be measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the goods has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Equity-classified nonemployee share-based payment awards will be measured at the grant date.

With respect to awards with performance conditions, ASU 2018-07 concludes that, consistent with the accounting for employee share-based payment awards, an entity will consider the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions.

ASU 2018-07 also requires that the classification of equity classified nonemployee share-based payment awards will continue to be subject to the requirements of Topic 718 unless the award was modified after the goods has been delivered, the service has been rendered, any other conditions necessary to earn the right to benefit from the instruments have been satisfied, and the nonemployee is no longer providing goods or services. This eliminates the requirement to reassess classification of such awards upon vesting.

In addition, ASU 2018-07 includes certain Non-public Entity-Specific Amendments.

ASU 2018-07 is effective for Public entities in annual periods beginning after 15 December 2018, and interim periods within those years (first quarter of 2019 for the Company). Early adoption is permitted, including in an interim period, but not before an entity adopts the new revenue guidance (which was adopted by the Company in its interim financial statements for 2018).

An entity should only remeasure liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Upon transition, the entity is required to measure these nonemployee awards at fair value as of the adoption date.

The Company is evaluating the impact of ASU 2018-07 on its financial statements.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3 – RECENT EVENTS

1.	During the first six months of 2018, we received aggregate net proceeds of approximately $2.4 million (net of related cash expenses), from the issuance and sale in a private placement transaction of 621,556 Series D Units. As of June 30, 2018, the Series D Warrants (issued on December 1, 2017 and on the first half of 2018) are exercisable for an aggregate of 2,148,000 shares of Common Stock, in each case subject to adjustment in certain circumstances.

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with the placement agent, the Company paid the placement agent, as a commission, an amount equal to 10% of the aggregate sales price of the Series D Units sold in each closing, plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series D Units sold in such closing. In addition, pursuant to the Placement Agent Agreement, in connection with the closings in the first six months of 2018, the Company is required to issue to the placement agent: (a) 5-year warrants to purchase up to 124,311 shares of Common Stock at an exercise price of $4.50 per share, (b) 5-year warrants to purchase up to 62,156 shares of Common Stock at an exercise price of $5.75 per share, and (c) 5-year warrants to purchase up to 62,156 shares of Common Stock at an exercise price of $7.75 per share. The terms of such warrants are substantially similar to the Series D Warrants except that the warrants issued to the placement agent are exercisable on a cashless basis and include full ratchet anti-dilution protection. The total fair value of the Series D warrants that the Company is required to issue to the placement agent in connection with the 2018 issuances is $179,232.

On February 15, 2018 and April 1, 2018, we issued ten-year non-qualified stock options to various employees, for the purchase of 767,500 and 15,000 shares of Common Stock at an exercise price of $4.50 per share, with three-year quarterly vesting commencing on the first quarter after the effective date. The total fair value of the stock options is $762,210 and $14,897, respectively.

2.	On March 23, 2018, the Company held its 2018 Special Meeting of Stockholders. At the Meeting, the Company’s stockholders voted on the proposal to approve and ratify the increase of the total number of shares authorized for issuance under the Company’s Compensation Plan to 7,000,000 shares, including an amendment to the Incentive Plan on April 7, 2017 to increase from 1,000,000 shares to 5,625,000 shares and another amendment on February 15, 2018 to increase from 5,625,000 shares to 7,000,000 shares.

3.	After months of protracted negotiations with our China distributor we finally reached an impasse on several critical issues and decided that it would be in the best interests of the Company to terminate the existing agreements with such distributor due to various breaches of the distributor. On May 14, 2018, the Company sent notices to the distributor regarding the Company’s intention to terminate the agreement unless the breaches are cured within 30 days. On June 6, 2018, the Company received a response from the distributor denying all the allegations of breaches. On June 25, 2018, the Company sent a formal written notice to the distributor to terminate the agreement, effective immediately, to which the distributor responded on July 20, 2018 continuing to deny all the allegations of breaches. Notwithstanding the distributor’s denials, we are of the belief that the agreement has been terminated. The distributor played a critical role in assisting the Company to obtain regulatory approval by the China Food and Drug Administration (“CFDA”) for the GlucoTrack® model DF-F. As a result of the breaches of the distributor and the termination of such relationship, the Company may likely be unable to re-submit the file to the CFDA for the current product for a period of up to five years. While the Company is of the opinion that such termination will have little adverse effect on its future business opportunities in China, as it believes that it should be able to file applications with the CFDA for its next generation products through another distributor in China, there can be no assurance that the Company will be successful in this endeavor. If we were unable to partner with another distributor in China on terms mutually agreed upon by us and receive CFDA clearance to sell its future products in China, we would not have the ability to distribute our products in China and accordingly our business potential could be materially adversely affected.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 4 – INVENTORIES

	US dollars
	June 30, 2018	December 31, 2017
	(unaudited)

Raw materials	13,963	12,734
Work in process	1,562,223	1,556,256
Finished products	67,862	144,493
	1,644,048	1,713,483
Less – provision for slow moving inventory	(756,134)	(756,134)
	887,914	957,349

NOTE 5 – OTHER CURRENT LIABILITIES

	US dollars
	June 30, 2018	December 31, 2017
	(unaudited)

Employees and related institutions	318,411	336,783
Accrued expenses and other	1,266,463	929,171
	1,584,874	1,265,954

NOTE 6 – FINANCING INCOME, NET

	US dollars		US dollars
	Six-month period ended June 30,		Three-month period ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Israeli CPI linkage difference on principal of loans from stockholders	1,963	(26)	1,052	(1,393)
Exchange rate differences	(5,621)	(17,194)	8,006	(6,720)
Change in fair value of warrants with down round protection	160,028	191,075	82,081	106,976
Interest expenses on credit from banks and other	(6,302)	(13,687)	(3,086)	(7,970)
Late fee penalty of dividend payments	(44,280)	-	(44,280)	-
	105,788	160,168	43,773	90,893

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 7 – LOSS PER SHARE

In periods of net loss, basic loss per share is computed by dividing net loss for the period after consideration of the effect of dividends on preferred stock by the weighted average number of shares outstanding during the period.

The loss and the weighted average number of shares used in computing basic and diluted loss per share for the six and three month periods ended June 30, 2018 and 2017 are as follows:

	US dollars		US dollars
	Six-month period ended June 30,		Three-month period ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Loss for the period	(3,810,277)	(5,087,526)	(1,962,483)	(2,557,201)
Cash dividend on Series A Preferred Stock	(8,970)	(6,714)	(4,270)	(2,014)
Stock dividend on Series B Preferred Stock	(585,321)	(491,668)	(305,162)	(245,637)
Stock dividend on Series C Preferred Stock	(467,433)	(276,574)	(243,700)	(160,588)
Loss for the period attributable to common stockholders	(4,872,001)	(5,862,482)	(2,515,615)	(2,965,440)

	Number of shares		Number of shares
	Six-month period ended June 30,		Three-month period ended June 30,
	2018	2017	2018	2017

Number of shares:
Common shares used in computing basic income (loss) per share	7,290,123	6,116,366	7,555,761	6,205,104
Common shares used in computing diluted income (loss) per share	7,290,123	6,116,366	7,555,761	6,203,104
Total weighted average number of common shares related to outstanding convertible Preferred Stock, options and warrants excluded from the calculations of diluted income (loss) per share (*)	27,017,190	19,868,112	26,274,884	21,001,400

(*)	All outstanding convertible Preferred Stock, stock options and warrants have been excluded from the calculation of the diluted net loss per share for all the reported periods, because the effect of the common shares issuable as a result of the exercise or conversion of these instruments was determined to be anti-dilutive.

NOTE 8 – SUBSEQUENT EVENTS

On July 13, 2018, July 27, 2018 and August 10, 2018 the Company received aggregate gross proceeds of $2,632,000 in the seventh, eighth and ninth closing of the private placement of its securities from eleven accredited investors. The Company issued to the investors an aggregate of 584,889 Series D Units of the Company, each consisting of (a) one share of the Company’s Common Stock, (b) a five year warrant to purchase, at an exercise price of $4.50 per share, one share of Common Stock, (c) a five year warrant to purchase, at an exercise price of $5.75 per share, one share of Common Stock, and (d) a five year warrant to purchase, at an exercise price of $7.75 per share, one share of Common Stock.

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

Overview

Incorporated in Delaware in May 2010, we are a medical device company focused on the design, development and commercialization of non-invasive glucose monitoring devices for use by people with diabetes and pre-diabetics. On July 15, 2010, we completed a reverse triangular merger with Integrity Israel and Integrity Acquisition, an Israeli corporation and a wholly owned subsidiary of ours, pursuant to which Integrity Acquisition merged with and into Integrity Israel and all of the stockholders and option holders of Integrity Israel received shares and options in us in exchange for their shares and options in Integrity Israel (the “Reorganization”). Following the Reorganization, the former equity holders of Integrity Israel were entitled to the same proportional ownership in us as they had in Integrity Israel prior to the Reorganization. As a result of the Reorganization, Integrity Israel became a wholly owned subsidiary of ours. We operate primarily through Integrity Israel.

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

Receipt of the CE Mark allows us to market and sell the GlucoTrack® model DF-F glucose monitoring device in EU member countries that have adopted the European Medical Device Directive (the “MDD”) without being subject to additional national regulations with regard to demonstration of performance and safety. However, although the MDD is applicable throughout the EU, in practice it does not ensure uniform regulation throughout the EU. Accordingly, member countries may apply and enforce the MDD’s terms differently, and certain EU member countries may request or require performance and/or safety data in addition to the MDD’s requirements from time to time, on a case-by-case basis. The CE Mark also permits the sale in countries that have an MDD Mutual Recognition Agreement with the EU. This would include some countries in South East Asia as well as Latin America opening new potential markets for us on a global basis.

Safety and quality are non-negotiables in the medical devices industry. Regulatory requirements are increasingly stringent throughout every step of a product’s life cycle, including service and delivery. It becomes more often that organizations in the industry are expected to demonstrate their quality management processes and ensure best practice in everything they do. ISO 13485 is an internationally agreed upon standard that sets out the requirements for a quality management system specific to the medical devices industry. On February 19, 2016, we received an extension of our ISO 13485:2003 certificate and Annex II certification from the EU. The ISO 13485:2003 certification signifies that we have met the standards required for company-wide implementation of device quality management systems. The scope of the certification is design, development, manufacture and service of non-invasive glucose monitoring systems for home use. Annex II also addresses quality control systems. The certification allows us to self-certify certain modifications and changes and simplifies some of the reporting to and review by the relevant Notified Body. This can shorten the CE-mark review process of future GlucoTrack® model DF-F enhancements or revisions, including software updates and other improvements of the device that do not affect the intended use and/or safety performance. The ISO 13485:2003 and Annex II certifications enable us to potentially reduce the time to market for product sales on new, enhanced or modified GlucoTrack® model DF-F devices.

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

We have started the implementation of this new commercial program by selecting two countries where we will pilot this approach as our proof-of-concept; the Netherlands and Israel. These countries were chosen based on the relatively smaller size of these marketplaces that will allow us to be able to rapidly assess our performance and make adjustments as necessary. On December 22, 2017 we signed an exclusive distribution agreement with a new partner in the Netherlands (MediReva B.V.) and are underway with launch preparations for 2018. We have been working closely with our new distributor and have accomplished: product and disease area training across the organization; segmentation of the local target audiences including key opinion leaders, treating physicians, and diabetes nurses. We received our first order of 30 units from MediReva and this has been shipped and received in their warehouse. The most important aspect of our launch preparations are the discussions being held with many health insurance companies. Approval of full or partial reimbursement by the health insurance companies will be a key factor in enabling us to achieve significant sales volume. We are currently working with several of these companies to initiate pilots with GlucoTrack® before the end of this year as the first step towards reimbursement approval.

We have been in negotiations with a new strategic partner for Israel with the goal of identifying a new distributor to replace the previous distributor where we terminated our distribution agreement due to a lack of performance over the last two years. In the meantime, we are exploring the use of direct-to-consumer web campaigns to evaluate the potential of a direct marketing approach for Israel.

On July 3, 2018 we signed a new exclusive distribution agreement for GlucoTrack® with CuraTec Nordic for the Scandinavian countries (Denmark, Sweden, Norway, and Finland). We anticipate that they will be a strong partner due to their previous experience in diabetes, strong sales presence in all four countries, and established relationships with key opinion leaders. Launch preparations are underway to enter the markets in the fourth quarter of this year. On August 6, 2018 we received our first order of 100 units which will be delivered in mid-September and be available for the start of our commercialization in the Scandinavian countries.

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

We have not yet generated any material revenues from our operations and, as of June 30, 2018, have incurred an accumulated deficit of $52,240,613, stockholders’ deficit of $16,984,761 and negative operating cash flows. We currently have no material sources of recurring revenue and therefore are dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, substantial doubt exists regarding our ability to continue as a going concern.

Recent Developments

During the first six months of 2018, we received aggregate net proceeds of approximately $2.4 million (net of related cash expenses), from the issuance and sale in a private placement transaction of 621,556 Series D Units. As of June 30, 2018, the Series D Warrants (issued on December 1, 2017 and in the first half of 2018) are exercisable for an aggregate of 2,148,000 shares of Common Stock, in each case subject to adjustment in certain circumstances.

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with the placement agent, the Company paid the placement agent, as a commission, an amount equal to 10% of the aggregate sales price of the Series D Units sold in each closing, plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series D Units sold in such closing. In addition, pursuant to the Placement Agent Agreement, in connection with the closings in the first six months of 2018, the Company is required to issue to the placement agent: (a) 5-year warrants to purchase up to 124,311 shares of Common Stock at an exercise price of $4.50 per share, (b) 5-year warrants to purchase up to 62,156 shares of Common Stock at an exercise price of $5.75 per share, and (c) 5-year warrants to purchase up to 62,156 shares of Common Stock at an exercise price of $7.75 per share. The terms of such warrants are substantially similar to the Series D Warrants except that the warrants issued to the placement agent are exercisable on a cashless basis and include full ratchet anti-dilution protection.

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

We recently laid out our strategic priorities in terms of product enhancements and a future generation of products. As a result of the review of our corporate strategy, we have decided to concentrate our research and development activities around 4 main strategic pillars:

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

We intend to develop smart device applications (“Apps”) to facilitate the interaction of users with Glucotrack® DF-F and the glucose data collected. We intend to develop Apps that support the management of Type 2 diabetics and pre-diabetic patients by provided immediate feedback and insights as to the glucose measurements. The goal is to provide relevant information to guide patients to change behavior and improve the management of their condition. The Apps are expected to have a user-directed capability to connect with third party healthcare providers (physicians, dieticians, and nurse practitioners), in order to receive professional guidance based on the accumulated information ultimately leading to improved management of the condition and better disease outcomes.

3.	Accuracy

While the accuracy of the Glucotrack® DF-F is sufficient for the management of Type 2 diabetics and pre-diabetic patients (and approved as such by the EU authorities), we strive to further improve the product in future iterations and maximize its potential by expanding the addressable market, e.g. into Type 1 diabetes. The research projects include further improving the algorithms involved in computing our glucose measurement data, as well as deeper research on the existing sensing technologies to improve sensitivity. The ultimate goal being to eventually commercialize a non-invasive device for all types of diabetics.

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

After months of protracted negotiations with our China distributor we finally reached an impasse on several critical issues and decided that it would be in the best interests of the Company to terminate the existing agreements with such distributor due to various breaches of the distributor. On May 14, 2018, the Company sent notices to the distributor regarding the Company’s intention to terminate the agreement unless the breaches are cured within 30 days. On June 6, 2018, the Company received a response from the distributor denying all the allegations of breaches. On June 25, 2018, the Company sent a formal written notice to the distributor to terminate the agreement, effective immediately, to which the distributor responded on July 20, 2018 continuing to deny all the allegations of breaches. Notwithstanding the distributor’s denials, we are of the belief that the agreement has been terminated.  The distributor played a critical role in assisting the Company to obtain regulatory approval by the China Food and Drug Administration (“CFDA”) for the GlucoTrack® model DF-F. As a result of the breaches of the distributor and the termination of such relationship, the Company may likely be unable to re-submit the file to the CFDA for the current product for a period of up to five years. While the Company is of the opinion that such termination will have little adverse effect on its future business opportunities in China, as it believes that it should be able to file applications with the CFDA for its next generation products through another distributor in China, there can be no assurance that the Company will be successful in this endeavor. If we were unable to partner with another distributor in China on terms mutually agreed upon by us and receive CFDA clearance to sell its future products in China, we would not have the ability to distribute our products in China and accordingly our business potential could be materially adversely affected.

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

Going Concern Uncertainty

The development and commercialization of our product will require substantial expenditures. We have not yet generated any material revenues and have incurred a substantial accumulated deficit and negative operating cash flows. We currently have no sources of recurring revenue and are therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. Management’s plans concerning these matters are described in Note 1B to our Annual Report on Form 10-K for the year ended December 31, 2017. (See also Note 1B to our interim financial statements for the period ended June 30, 2018). As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in our Annual Report on Form 10-K for year ended December 31, 2017. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During 2016, the FASB issued several ASUs that focus on certain implementation issues of the new revenue recognition guidance including Narrow-Scope Improvements, Practical Expedients and technical corrections.

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

The Company is evaluating the impact of ASU 2017-11 on its financial statements. Although this process has not been completed, management believes that its provisions might impact the accounting of the financial instruments issued by the Company that include down-round protection.

3. Accounting Standard Update 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued Accounting Standard Update 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (asu 2018-07). ASU 2018-07 aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions.

Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 will be measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Equity-classified nonemployee share-based payment awards will be measured at the grant date.

With respect to awards with performance conditions ASU 2018-07 concludes that, consistent with the accounting for employee share-based payment awards, an entity will consider the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions.

ASU 2018-07 also requires that the classification of equity classified nonemployee share-based payment awards will continue to be subject to the requirements of Topic 718 unless the award was modified after the good has been delivered, the service has been rendered, any other conditions necessary to earn the right to benefit from the instruments have been satisfied, and the nonemployee is no longer providing goods or services. This eliminates the requirement to reassess classification of such awards upon vesting.

In addition, ASU 2018-07 includes certain Non-public Entity-Specific Amendments

ASU 2018-07 is effective for Public entities in annual periods beginning after 15 December 2018, and interim periods within those years (first quarter of 2019 for the company). Early adoption is permitted, including in an interim period, but not before an entity adopts the new revenue guidance (which was adopted by the Company in its interim financial statements for 2018).

An entity should only remeasure liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Upon transition, the entity is required to measure these nonemployee awards at fair value as of the adoption date.

The Company is evaluating the impact of ASU 2018-07 on its financial statements.

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the six-month period ended June 30, 2018 compared with the same period ended June 30, 2017. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Six Months ended June 30, 2018 compared to Six Months ended June 30, 2017

Revenues

During the six-month period ended June 30, 2018, we had revenues of $43,488 from orders for our GlucoTrack® model DF-F glucose monitoring device and personal ear-clip (“PEC”) that are replaced every six months, as compared with $104,981 for the prior-year period. The decrease in revenues is due to the fact that during the first quarter of 2017 we received an initial order from a customer in Hong Kong.

We recognize revenues from sales of the GlucoTrack® model DF-F and PECs when control is transferred to the customer and collectability is probable.

Research and development expenses

Research and development expenses were $1,284,591 for the six-month period ended June 30, 2018, as compared to $1,198,363 for the prior-year period. The increase is attributable to the stock based compensation issued to all employees during the first quarter of 2018, offset by the decrease in our cost of revenues which is in line with the decrease in revenues.

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

Selling and marketing expenses

Selling and marketing expenses were $592,104 for the six-month period ended June 30, 2018, as compared to $598,234 for the prior-year period. There was no material change in selling and marketing expenses between the two periods.

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

General and administrative expenses

General and administrative expenses were $2,082,858 for the six-month period ended June 30, 2018, as compared to $3,556,078 for the prior-year period. The decrease is primarily attributable to severance paid to our former Chairman and CEO and former CFO of approximately $162,000  as well as stock based compensation in the amount of $152,000  during the six months ending June 30, 2017. In addition, the decrease is attributable to a one time signing bonus of $412,500 including employer payroll taxes and stock based compensation in the amount of approximately $868,000 paid to our new Chairman and CEO, recruiting fees of $195,000 and the related professional fees associated with the changes in management paid during the six months ending June 30, 2017.

General and administrative expenses consist primarily of professional services, salaries, travel expenses and other related expenses for executive, finance and administrative personnel, including stock-based compensation expenses. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services. Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect selling, general and administrative expenses to increase during the remainder of 2018 and beyond.

Financing income, net

Financing income, net was $105,788 for the six-month period ended June 30, 2018, as compared to $160,168 for the prior-year period. The change is primarily attributable to changes in fair market value adjustments relating to our warrants with down-round protection. In accordance with U.S. GAAP, we mark the warrants to market on a quarterly basis based on the fair value estimate derived by using a option pricing model , with the changes in fair value recognized as finance expense or income, as applicable, in our consolidated statement of operations. The decrease in the estimated fair value of our warrants with down-round protection during the six-month period ended June 30, 2018 and 2017 amounted to $160,028 and $191,075, respectively, resulting primarily from the decrease in the expected term of warrants and the changes in the estimated expected volatility. In addition, the Company recorded an expense in the amount of $44,280 related to the late fee penalty resulting from the non-issuance of dividend payments at the required time.

Net Loss

Net loss was $3,810,277 for the six-month period ended June 30, 2018, as compared to $5,087,526 for the prior-year period. The decrease in net loss is attributable primarily to the decrease in our general and administrative expenses, as described above.

Three Months ended June 30, 2018 compared to three Months ended June 30, 2017

Revenues

During the three-month period ended June 30, 2018, we had revenues of $15,279 from orders for our GlucoTrack® model DF-F glucose monitoring device and PEC that are replaced every six months, as compared with $8,744 for the prior-year period. There was no material change between the two periods.

We recognize revenues from sales of the GlucoTrack® model DF-F and PECs when control is transferred to the customer and collectability is probable

Research and development expenses

Research and development expenses were $691,894 for the three-month period ended June 30, 2018, as compared to $616,824 for the prior-year period. The increase is attributable to the stock based compensation issued to all employees during the first quarter of 2018  .

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

Selling and marketing expenses

Selling and marketing expenses were $283,467 for the three-month period ended June 30, 2018, as compared to $361,295 for the prior-year period. The decrease is attributable to higher professional fees and the attendance of trade exhibitions incurred during 2017.

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

General and administrative expenses

General and administrative expenses were $1,046,174 for the three-month period ended June 30, 2018, as compared to $1,678,719 for the prior-year period. The decrease is primarily attributable to stock based compensation paid to our current Chairman and CEO and our former Chairman and CEO of approximately $565,000 and $152,000, respectively during the second quarter of 2017.

General and administrative expenses consist primarily of professional services, salaries, travel expenses and other related expenses for executive, finance and administrative personnel, including stock-based compensation expenses. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services. Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect selling, general and administrative expenses to increase during the remainder of 2018 and beyond.

Financing income, net

Financing income, net was $43,773 for the three-month period ended June 30, 2018, as compared to $90,893 for the prior-year period. The decrease in income is attributable to an expense in the amount of $44,280 related to the late fee penalty resulting from the non-issuance of dividend payments at the required time.

Net Loss

Net loss was $1,962,483 for the three-month period ended June 30, 2018, as compared to $2,557,201 for the prior-year period. The decrease in net loss is attributable primarily to the decrease in our general and administrative expenses , as described above.

Liquidity and Capital Resources

As of August 14, 2018, cash on hand was approximately $1,800,000. During 2018 we received aggregate net proceeds of approximately $4.7 million (net of related cash expenses) from the issuance and sale of Series D Units. During the first six months of 2018, we did not collect a material amount in cash proceeds from the fulfillment of orders for our improved GlucoTrack® model DF-F. While we expect to generate additional cash from sales, we do not anticipate that our income from operations will be sufficient to sustain our operations in the next 12 months. Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents will enable us to operate for a period of five months from the date of this report. In order to fund our anticipated liquidity needs beyond such period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need to raise additional capital.

We have a credit line with Bank HaPoalim of NIS 150,000 (approximately $41,096 based on the exchange rate of 3.65 NIS/dollar as of June 30, 2018). Borrowings under the line of credit are secured by our funds on deposit with the bank at the time of borrowing, which generally must be sufficient to cover the principal amount of the borrowings in full.

Messrs. Avner Gal and Zvi Cohen collectively loaned Integrity Israel NIS 176,000 ($48,219 based on the same exchange rate) on May 15, 2002 pursuant to a board approval. Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned Integrity Israel NIS 336,300 ($92,137 based on the same exchange rate) on March 16, 2004. These loans are not required to be repaid until the first year in which we realize profits in our annual statement of operations (accounting profit). At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales in the relevant quarter, beginning on the quarter following the first year in which we realize profits in our annual statement of operations. The total amount to be repaid by us to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to us, plus an amount equal to the product of the amount of each payment made by us in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment. However, notwithstanding the above-mentioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital. Our Board of Directors is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

Integrity Israel is required to pay royalties to the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of the State of Israel at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the development plan up to an amount equal to $93,300, plus interest at LIBOR from the date of grant. As of June 30, 2018, the contingent liability with respect to royalty payment on future sales equaled approximately $34,244, excluding interest.

Net Cash Used in Operating Activities for the Six-Month Periods Ended June 30, 2018 and June 30, 2017

Net cash used in operating activities was $2,442,209 and $3,606,014 for the six-month periods ended June 30, 2018 and 2017, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of $3,810,277 and $5,087,526, respectively, increased by non-cash changes in fair value of warrants with down-round protection of $160,028 and $191,075, respectively. Net cash used in operating activities was also partially offset by changes in operating assets and liabilities in the aggregate amounts of $336,739 and $431,301, respectively.

Net Cash Used in Investing Activities for the Six-Month Periods Ended June 30, 2018 and June 30, 2017

Net cash used in investing activities was $1,912 and $4,849 for the six-month periods ended June 30, 2018 and 2017, respectively, and was used to purchase equipment (such as computers, research and development, and office equipment).

Net Cash Provided by Financing Activities for the Six-Month Periods Ended June 30, 2018 and June 30, 2017

Net cash provided by financing activities was $2,418,490 and $4,520,229 for the six-month period ended, June 30 2018 and 2017, respectively. Cash provided by financing activities for the six-month period ended June 30, 2018 reflected net capital raised from the issuance of Series D Units. Cash used in financing activities for the six-month period ended June 30, 2017 reflected net capital raised from the issuance of Series C Units.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Offering of Series D Units

On May 10, 2018, June 8, 2018, July 13, 2018, July 27, 2018 and August 10, 2018 the Company received aggregate gross proceeds of $3,469,000 in the fifth, sixth, seventh, eighth and ninth closing of the private placement of its securities from 25 accredited investors. The Company issued to the investors an aggregate of 770,889 units of the Company (each a “Series D Unit”), each consisting of (a) one share of the Company’s Common Stock, (b) a five year warrant to purchase, at an exercise price of $4.50 per share, one share of Common Stock, (c) a five year warrant to purchase, at an exercise price of $5.75 per share, one share of Common Stock, and (d) a five year warrant to purchase, at an exercise price of $7.75 per share, one share of Common Stock.

Issuance of Non-Qualified Stock Options to Employees

On February 15, 2018 and April 1, 2018, we issued a ten-year non-qualified stock option to various   employees, for the purchase of 767,500 and 15,000, respectively, shares of Common Stock at an exercise price of $4.50 per share, with three-year quarterly vesting commencing on the first quarter after the effective date.

Item 5. Other Information

On August 10, 2018, the Company received gross proceeds of $2,075,000 from 4 accredited investors in the ninth closing of the private placement of a total of 461,113 Series D Units.

As of the ninth closing, the Company received aggregate gross proceeds of $5,854,000 from the sale of the Series D Units in such offering.

A summary of the terms of the offering of the Series D Units as previously included in the Current Report on Form 8-K filed by the Company on March 7, 2018 is incorporated herein by reference. Such summary is qualified in its entirety by reference to the full text of the Securities Purchase Agreement, the Warrants and the Registration Rights Agreement filed as exhibits to such Current Report on Form 8-K.

Item 6.	Exhibits.

Exhibit No.	Description
2.1	Merger Agreement and Plan of Reorganization, dated as of May 25, 2010, by and among Integrity Applications, Inc., Integrity Acquisition Ltd. and A.D. Integrity Applications Ltd. (1)
3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
3.3	Bylaws of Integrity Applications, Inc. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Schema Document (2)
101.CAL	XBRL Calculation Linkbase Document (2)
101.LAB	XBRL Label Linkbase Document (2)
101.PRE	XBRL Presentation Linkbase Document (2)
101.DEF	XBRL Definition Linkbase Document (2)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on August 22, 2011, which exhibit is incorporated herein by reference.

(2)	Pursuant to Rule 402 of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed for purposes of Section 11 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections, and are not part of any registration statement to which they relate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2018

INTEGRITY APPLICATIONS, INC.

By:	/s/ John Graham
Name:	John Graham
Title	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Sami Sassoun
Name:	Sami Sassoun
Title	Chief Financial Officer (Principal Accounting Officer)

