Form 10-Q
period 2018-09-30
Integrity Applications, Inc.
filed 2018-11-14
CIK 1506983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
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

As of November 14, 2018, 8,864,612 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

INTEGRITY APPLICATIONS, INC.

INTEGRITY APPLICATIONS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	September 30,	December 31,
	2018	2017
	(unaudited)
A S S E T S
Current Assets
Cash and cash equivalents	941,869	53,782
Accounts receivable, net	120,956	121,782
Inventories	894,678	957,349
Other current assets	122,130	94,137
Total current assets	2,079,633	1,227,050

Property and Equipment, Net	152,861	216,746

Long-Term Restricted Cash	47,975	39,562

Funds in Respect of Employee Rights Upon Retirement	177,384	185,570
Total assets	2,457,853	1,668,928
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	2,194,540	2,419,988
Other current liabilities	1,622,667	1,265,954
Total current liabilities	3,817,207	3,685,942

Long-Term Liabilities
Long-Term Loans from Stockholders	173,485	182,767
Liability for Employee Rights Upon Retirement	177,384	185,570
Warrants with down-round protection	864,349	768,249
Total long-term liabilities	1,215,218	1,136,586

Total liabilities	5,032,425	4,822,528
Temporary Equity
Convertible Preferred Stock of $ 0.001 par value (“Preferred Stock”):
10,000,000 shares of Preferred Stock authorized as of September 30, 2018 and December 31, 2017
376 shares of Series A Preferred Stock issued and outstanding as of September 30, 2018 and December 31, 2017	221,152	221,152
15,031 shares of Series B Preferred Stock issued and outstanding as of September 30, 2018 and December 31, 2017	6,715,844	6,715,844
12,004 shares of Series C Preferred Stock issued and outstanding as of September 30, 2018 and December 31, 2017
	6,484,337	6,484,337
Total temporary equity	13,421,333	13,421,333
Stockholders’ Deficit
Common Stock of $ 0.001 par value (“Common Stock”):
40,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 8,864,612 and 6,821,792 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	8,866	6,824
Additional paid in capital	38,620,911	30,676,180
Accumulated other comprehensive income	151,045	110,675
Accumulated deficit	(54,776,727)	(47,368,612)
Total stockholders’ deficit	(15,995,905)	(16,574,933)
Total liabilities, temporary equity and stockholders’ deficit	2,457,853	1,668,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)
	Nine-month period ended September 30,		Three-month period ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Revenues	43,488	125,881	-	20,900

Research and development expenses	1,818,108	1,833,841	534,317	635,478
Selling and marketing expenses	857,386	1,064,048	265,282	465,814
General and administrative expenses	2,894,553	5,124,048	811,695	1,567,970
Total operating expenses	5,570,847	8,021,937	1,611,294	2,669,262
Operating loss	(5,527,171)	(7,896,056)	(1,611,106)	(2,648,362)

Financing income, net	144,016	223,790	38,228	63,622
Loss for the period	(5,383,155)	(7,672,266)	(1,572,878)	(2,584,740)
Other comprehensive income:
Foreign currency translation adjustment	40,370	52,360	4,740	(12,076)

Comprehensive loss for the period	(5,342,785)	(7,619,906)	(1,568,138)	(2,596,816)

Loss per share (Basic)	(0.96)	(1.40)	(0.31)	(0.44)

Loss per share (Diluted)	(0.96)	(1.40)	(0.31)	(0.44)

Common shares used in computing Basic income (loss) per share	7,745,275	6,207,844	8,249,442	6,386,772
Common shares used in computing Diluted income (loss) per share	7,745,275	6,207,844	8,249,442	6,386,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	US dollars (except share data)
	(unaudited)
	Common Stock		Additional	Accumulated other		Total
	Number of shares	Amount	paid in capital	comprehensive income	Accumulated deficit	Stockholders’ deficit
Balance as of January 1, 2018	6,821,792	6,824	30,676,180	110,675	(47,368,612)	(16,574,933)
Loss for the period					(5,383,155)	(5,383,155)
Other comprehensive income	-	-	-	40,370	-	40,370
Amounts allocated to Series D-1, D-2 and Series D-3 Warrants, net	-	-	1,983,502	-	-	1,983,502
Stock dividend on Series C Preferred Stock	364,451	364	892,905	-	(893,269)	-
Stock dividend on Series B Preferred Stock	456,365	456	1,118,094	-	(1,118,550)	-
Cash dividend on Series A Preferred Stock	-	-	-	-	(13,141)	(13,141)
Amounts allocated to issuance of Common Stock from Series D offering	1,206,444	1,206	2,373,230	-	-	2,374,436
Stock-based compensation	15,560	16	1,577,000	-		1,577,016
Balance as of September 30, 2018	8,864,612	8,866	38,620,911	151,045	(54,776,727)	(15,995,905)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Nine-month period ended September 30,
	2018	2017
	(unaudited)
Cash flows from operating activities:
Loss for the period	(5,383,155)	(7,672,266)
Adjustments to reconcile (loss) for the period to net cash used in operating activities:
Depreciation	58,789	50,341
Stock-based compensation	1,577,016	2,072,030
Change in the fair value of warrants with down-round protection	(251,790)	(273,733)
Linkage difference on principal of loans from stockholders	(1,266)	373
Changes in assets and liabilities:
Decrease in accounts receivable	(5,590)	(18,748)
Increase in inventory	20,979	49,255
(Decrease) increase in other current assets	(31,717)	256,997
(Decrease) increase in accounts payable	(165,580)	235,138
Increase in other current liabilities	379,854	203,752
Decrease in liability for employee rights upon retirement	-	(10,148)
Net cash used in operating activities	(3,802,460)	(5,107,009)

Cash flows from investing activities:
Purchase of property and equipment	(3,505)	(19,467)
Increase in long-term restricted cash	(10,164)
Net cash used in investing activities	(13,669)	(19,467)

Cash flows from financing activities
Cash dividend on Series A Preferred Stock	-	(5,143)
Proceeds allocated to Series C Preferred Stock, net of cash issuance expenses	-	3,598,254
Proceeds allocated to Series C Warrants, net of cash issuance expenses	-	1,780,963
Proceeds allocated to Common Stock from Series D offering, net of cash issuance expenses	2,563,839	-
Proceeds allocated to Series D Warrants, net of cash issuance expenses	2,141,989	-
Net cash provided by (used in) financing activities	4,705,828	5,374,074
Effect of exchange rate changes on cash and cash equivalents	(1,612)	65,274
Increase in cash and cash equivalents	888,087	312,872
Cash and cash equivalents at beginning of the period	53,782	148,836
Cash and cash equivalents at end of the period	941,869	461,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

Supplementary information on financing activities not involving cash flows (unaudited):

During the nine months ended September 30, 2018, $1,118,550 and $893,269, representing the fair value of the shares of Common Stock to be issued to owners of Series B Preferred Stock and owners of Series C Preferred Stock, respectively, were recognized as stock dividends in the statement of changes in stockholders’ deficit and was charged to accumulated deficit against additional paid in capital and Common Stock therein. The Company has not paid such dividends, plus interest at a rate of 9% per annum, as of the date of this filing.

During the nine months ended September 30, 2018, the Company accrued a cash dividend in the amount of $13,141, in the aggregate, to be paid to holders of its Series A Preferred Stock. The Company has not paid such dividends, plus interest at a rate of 9% per annum, as of the date of this filing.

During the nine months ended September 30, 2018, $347,890 representing the fair value of warrants issued as consideration for placement agent services was accounted for as warrants with down-round protection within long-term liabilities. Of these direct issuance expenses, $158,487 was allocated to the Series D-1, D-2 and Series D-3 Warrants and was recorded as a reduction of additional paid in capital, and $189,403 was allocated to the shares of common stock issued in the Series D offering and was recorded as a reduction of additional paid in capital.

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

Since its incorporation, the Company did not conduct any material operations other than those carried out by Integrity Israel. The development and commercialization of Integrity Israel’s product is expected to require substantial expenditures. Integrity Israel and the Company (collectively, the “Group”) have not yet generated significant revenues from operations, and therefore they are dependent upon external sources for financing their operations. As of September 30, 2018, the Group has incurred accumulated deficit of $54,776,727, stockholder’s deficit of $15,995,905 negative operating cash flows and negative working capital. Management considered the significance of such conditions in relation to the Group’s ability to meet its current and future obligations and determined that these conditions raise substantial doubt about the Group’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. During the nine months ended September 30, 2018, the Company raised funds in an aggregate amount of approximately $4,705,828 (net of related cash expenses) through the issuance of 1,206,444 units (the “Series D Units”) each consisting of a) one share of Common Stock, Par Value $0.001 b) a five year warrant to purchase, at an exercise price of $4.50 per share, one share of Common Stock; c) a five year warrant to purchase, at an exercise price of $5.75 per share, one share of Common Stock; and d) a five year warrant to purchase, at an exercise price of $7.75 per share, one share of Common Stock.

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

The results for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any future period.

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

The changes in the fair value of the Level 3 liability are as follows (in US dollars):

	Warrants with down-round Protection
	September 30,
	2018	2017
	(unaudited)

Balance, Beginning of the period	768,249	681,970
Warrants issued as consideration for placement services	347,890	359,650
Change in fair value Warrants with Down-Round Protection	(251,790)	(273,733)
Balance, End of period	864,349	767,887

The key inputs used in the fair value calculations were as follows:

	September 30,
	2018	2017
Dividend yield (%)	-	-
Expected volatility (%) (*)	56.59	56.59
Risk free interest rate (%)	1.31	0.92
Expected term of options (years)	1.25-4.86	0.45-4.83
Exercise price (US dollars)	4.50 - 7.75	4.50, 7.75
Share price (US dollars) (**)	2.45	2.38
Fair value (US dollars)	0.04-0.80	0.02-0.74

(*)	Due to the low trading volume of the Company’s Common Stock, the expected volatility was based on a sample of 254 companies operating in the Healthcare Products industry.
(**)	The Common Stock price, per share reflects the Company’s management’s estimation of the fair value per share of Common Stock as of September 30, 2018 and 2017. In reaching its estimation for such periods, management considered, among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series D Units and the Series C Units, as applicable to each reporting period.

The below chart reflects the Fair Value for each of the warrants with down-round protection that were outstanding as of September 30, 2018 in US dollars, except for Total quantity.

	Andrew Garrett, Inc. (“AGI”) - Series A	AGI - Series B	AGI - Series C	Placement Agent - Series D
Total quantity	364,071	566,897	844,605	520,356
Exercise price	4.5	4.5, 7.75	4.5, 7.75	4.5, 5.75, 7.75
Fair value	0.17	0.04 – 0.19	0.18 – 0.65	0.41 – 0.80

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

C.	Revenue recognition

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

E.	Recently issued accounting pronouncements

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

In accordance with an amendment to ASU 2014-09, introduced by Accounting Standard 2015-14, “Revenue from contracts with Customers – Deferral of the Effective Date”, for a public entity, the amendments in ASU 2014-09 became effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period (the first quarter of fiscal year 2018 for the Company).

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

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3 – RECENT EVENTS

1.	During the first nine months of 2018, we received aggregate net proceeds of approximately $4.7 million (net of related cash expenses), from the issuance and sale in a private placement transaction of 1,206,444 Series D Units. As of September 30, 2018, the Series D Warrants (issued on December 1, 2017 and on the first nine months of 2018) are exercisable for an aggregate of 3,902,667 shares of Common Stock, in each case subject to adjustment in certain circumstances.

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with the placement agent, the Company paid the placement agent, as a commission, an amount equal to 10% of the aggregate sales price of the Series D Units sold in each closing, plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series D Units sold in such closing. In addition, pursuant to the Placement Agent Agreement, in connection with the closings in the first nine months of 2018, the Company is required to issue to the placement agent: (a) 5-year warrants to purchase up to 241,289 shares of Common Stock at an exercise price of $4.50 per share, (b) 5-year warrants to purchase up to 120,644 shares of Common Stock at an exercise price of $5.75 per share, and (c) 5-year warrants to purchase up to 120,644 shares of Common Stock at an exercise price of $7.75 per share. The terms of such warrants are substantially similar to the Series D Warrants except that the warrants issued to the placement agent are exercisable on a cashless basis and include full ratchet anti-dilution protection. The total fair value of the Series D warrants that the Company is required to issue to the placement agent in connection with the 2018 issuances is $347,890.

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

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 4 – INVENTORIES

	US dollars
	September 30, 2018	December 31, 2017
	(unaudited)

Raw materials	13,522	12,734
Work in process	1,569,981	1,556,256
Finished products	67,309	144,493
	1,650,812	1,713,483
Less – provision for slow moving inventory	(756,134)	(756,134)
	894,678	957,349

NOTE 5 – OTHER CURRENT LIABILITIES

	US dollars
	September 30, 2018	December 31, 2017
	(unaudited)

Employees and related institutions	239,415	336,783
Accrued expenses	1,383,252	929,171
	1,622,667	1,265,954

NOTE 6 – FINANCING INCOME, NET

	US dollars		US dollars
	Nine-month period ended September 30,		Three-month period ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Israeli CPI linkage difference on principal of loans from stockholders	1,266	(373)	(697)	(347)
Exchange rate differences	(14,410)	(30,154)	(8,789)	(12,960)
Change in fair value of warrants with down round protection	251,790	273,733	91,762	82,658
Interest expenses on credit from banks and other	(11,853)	(19,416)	(5,551)	(5,729)
Late fee penalty of dividend payments	(82,777)	-	(38,497)	-
	144,016	233,790	38,228	63,622

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 7 – LOSS PER SHARE

In periods of net loss, basic loss per share is computed by dividing net loss for the period after consideration of the effect of dividends on preferred stock by the weighted average number of shares outstanding during the period.

The loss and the weighted average number of shares used in computing basic and diluted loss per share for the nine and three month periods ended September 30, 2018 and 2017 are as follows:

	US dollars		US dollars
	Nine-month period ended September 30,		Three-month period ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Loss for the period	(5,383,155)	(7,672,266)	(1,572,878)	(2,584,740)
Cash dividend on Series A Preferred Stock	(13,141)	(19,243)	(4,171)	(12,529)
Stock dividend on Series B Preferred Stock	(1,118,550)	(609,582)	(533,229)	(117,914)
Stock dividend on Series C Preferred Stock	(893,269)	(370,325)	(425,836)	(93,751)
Loss for the period attributable to common stockholders	(7,408,115)	(8,671,416)	(2,536,114)	(2,808,934)

	US dollars		US dollars
	Nine-month period ended September 30,		Three-month period ended September 30,
	2018	2017	2018	2017

Number of shares:
Common shares used in computing basic income (loss) per share	7,745,275	6,207,844	8,249,442	6,386,772
Common shares used in computing diluted income (loss) per share	7,745,275	6,207,844	8,249,442	6,386,772
Total weighted average number of common shares related to outstanding convertible Preferred Stock, options and warrants excluded from the calculations of diluted income (loss) per share (*)	26,938,336	20,304,950	28,470,324	23,378,950

(*)	All outstanding convertible Preferred Stock, stock options and warrants have been excluded from the calculation of the diluted net loss per share for all the reported periods, because the effect of the common shares issuable as a result of the exercise or conversion of these instruments was determined to be anti-dilutive.

NOTE 8 – SUBSEQUENT EVENTS

On October 2, 2018, John Graham notified the Company of his resignation as CEO and Chairman of the Company for personal reasons, to be effective as of October 31, 2018. David Podwalski was appointed as President and Chief Operating Officer of the Company by its Board, effective October 9, 2018, and is appointed as a Director effective as of October 31, 2018 to fill the vacancy to be created by Mr. Graham’s resignation.

Effective November 1, 2018, the Board approved an increase in David Podwalski’s annual base salary to $275,000; and the Board will re-evaluate his bonus payout as part of the annual compensation review at its January 2019 Board meeting, with new goals to be effective January 1, 2019. With respect to his $70,000 salary due in arrears, $50,000 shall be issued in RSUs, based on the price of the conversion of the outstanding preferred stock, and $20,000 shall be paid in cash as soon as practicable; and he shall be granted an addition 75,000 stock options with a three year term and three year vesting schedule with an exercise price based upon the price for the conversion of the existing preferred stock.

The Board also approved that no later than December 31, 2018, the Company shall pay to John Graham his salary arrears as follows: (i) $320,000 in RSUs based on the price of the conversion of the existing preferred stock, and (ii) $61,335 to be paid in cash; and all of his existing options shall expire on January 30, 2019, if not exercised by that date

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have been in negotiations with a new strategic partner for Israel with the goal of identifying a new distributor to replace the previous distributor where we terminated our distribution agreement due to a lack of performance over the last two years. At the same time, we have been in direct discussions with a potential new distributor with a Mutual NDA signed on May 31, 2018. In the meantime, we are exploring the use of direct-to-consumer web campaigns and direct-to-prescriber promotion to physicians and diabetes nurses to evaluate the potential of a direct commercial approach for Israel.

On July 3, 2018 we signed a new exclusive distribution agreement for GlucoTrack® with CuraTec Nordic for the Scandinavian countries (Denmark, Sweden, Norway, and Finland). We anticipate that they will be a strong partner due to their previous experience in diabetes, strong sales presence in all four countries, and established relationships with key opinion leaders. Launch preparations are underway to enter the markets in the fourth quarter of this year. On August 6, 2018 we received our first order of 100 units which will be delivered in mid-November and be available for the start of our commercialization in the Scandinavian countries.

On May 25, 2018 we signed a Mutual NDA with a potential distributor in Hungary. Discussions on a go-to-market strategy started during Q3 and will continue during Q4.

On July 18, 2018 we signed a Mutual NDA with a potential distributor in Romania. Discussions on a go-to-market strategy started during Q3 and will continue during Q4.

On July 25, 2018 we signed a Mutual NDA with a potential distributor in Japan. On September 12, 2018 we signed a Mutual NDA with a second potential distributor in Japan. Discussions on a go-to-market strategy started during Q3 and will continue during Q4.

In the meantime, we have assessed the performance of all of our current distributors in Europe and Asia. A number of these agreements have been terminated given that they did not perform in the past and had minimal or no sales over the course of 2017. We are also initiating discussions with our distributors in the remaining countries to focus on changes needed to address the CSF’s for future success with implementation plans foreseen in the second half of 2018.

On October 2, 2018, John Graham notified the Company of his resignation as CEO and Chairman of the Company for personal reasons. to be effective as of October 31, 2018. David Podwalski was appointed as President and Chief Operating Officer of the Company by its Board, effective October 9, 2018, and is appointed as a Director effective as of October 31, 2018 to fill the vacancy created by Mr. Graham’s resignation.

Effective November 1, 2018, the Board approved an increase in David Podwalski’s annual base salary to $275,000; and the Board will re-evaluate his bonus payout as part of the annual compensation review at its January 2019 Board meeting, with new goals to be effective January 1, 2019. With respect to his $70,000 salary due in arrears, $50,000 shall be issued in RSUs, based on the price of the conversion of the outstanding preferred stock, and $20,000 shall be paid in cash as soon as practicable; and he shall be granted an addition 75,000 stock options with a three year term and three year vesting schedule with an exercise price based upon the price for the conversion of the existing preferred stock.

The Board also approved that no later than December 30, 2018, the Company shall pay to John Graham his salary arrears as follows: (i) $320,000 in RSUs based on the price of the conversion of the existing preferred stock, and (ii) $61,335 to be paid in cash; and all of his existing options shall expire on January 30, 2019, if not exercised by that date

We do not own commercial manufacturing facilities and do not intend to build commercial manufacturing facilities of our own in the foreseeable future. We currently utilize a third-party manufacturer in Israel to manufacture the GlucoTrack® model DF-F. Moreover, in July 2014, we entered into a manufacturing agreement with Wistron Corp. (“Wistron”), a Taiwanese entity and the manufacturing arm of Acer Inc. Pursuant to such agreement, Wistron has agreed to mass produce and service, on a non-exclusive basis, the GlucoTrack® model DF-F and any future products, if any, introduced by us. Pursuant to such agreement, Wistron has also agreed to provide full turn-key manufacturing services for the GlucoTrack® model DF- F, including components procurement, unit assembly, device integration, testing, packaging and delivery to customers (distributors). In November 2015, we sent a delegation to Wistron’s main production facility in Taiwan to, among other things, inspect the readiness of Wistron’s production line for the GlucoTrack® model DF-F. Wistron has produced a small pilot batch and recently produced a second pilot batch of the GlucoTrack® model DF-F device. Following the receipt of an official clearance from the Taiwanese authorities on January 11, 2017 and the successful completion of a GMP (Good Manufacturing Practice) audit by the local regulatory authorities in July 2017, the production line for the GlucoTrack® model DF-F is now operational. We intend to utilize the services of both Wistron and the Israeli third-party manufacturer to produce the GlucoTrack® model DF-F.

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

In February 2018, the Company presented at the 11th International Conference on Advanced Technologies & Treatments for Diabetes (ATTD 2018) in Vienna, Austria. The Company presented data on the performance of a non-invasive glucose monitoring device (GlucoTrack®) with regard to accuracy and precision. Device accuracy data was presented for 37 people with type 2 diabetes using the consensus error grid analysis for type 2 diabetes and measuring the median absolute relative difference (ARD). The results showed that 99.6% of 257 measurements were in zones A and B of the Consensus error grid, with 90.3% of the measurements in zone A, the mean and median ARD were 17.2% and 12.9%, respectively, and at various glucose levels, mean PARD ranged from 7.7%-8.7%. Data was also presented on sensor to sensor precision in 20 people with type 2 diabetes where ~19 simultaneous measurements using two GlucoTrack® devices, one on each earlobe. The results show that GlucoTrack® is highly accurate with sensor-to-sensor precision is comparable to that of CGMs (GlucoTrack: 8.1%, Dexcom G4: 7.3%, Freestyle Navigator: 9.6%).

We have not yet generated any material revenues from our operations and, as of September 30, 2018, have incurred an accumulated deficit of $54,776,727, stockholders’ deficit of $15,995,905 and negative operating cash flows. We currently have no material sources of recurring revenue and therefore are dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, substantial doubt exists regarding our ability to continue as a going concern.

Recent Developments

During the first nine months of 2018, we received aggregate net proceeds of approximately $4.7 million (net of related cash expenses), from the issuance and sale in a private placement transaction of 1,206,444 Series D Units. As of September 30, 2018, the Series D Warrants (issued on December 1, 2017 and on the first nine months of 2018) are exercisable for an aggregate of 3,902,667 shares of Common Stock, in each case subject to adjustment in certain circumstances.

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with the placement agent, the Company paid the placement agent, as a commission, an amount equal to 10% of the aggregate sales price of the Series D Units sold in each closing, plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series D Units sold in such closing. In addition, pursuant to the Placement Agent Agreement, in connection with the closings in the first nine months of 2018, the Company is required to issue to the placement agent: (a) 5-year warrants to purchase up to 241,289 shares of Common Stock at an exercise price of $4.50 per share, (b) 5-year warrants to purchase up to 120,644 shares of Common Stock at an exercise price of $5.75 per share, and (c) 5-year warrants to purchase up to 120,644 shares of Common Stock at an exercise price of $7.75 per share. The terms of such warrants are substantially similar to the Series D Warrants except that the warrants issued to the placement agent are exercisable on a cashless basis and include full ratchet anti-dilution protection. The total fair value of the Series D warrants that the Company is required to issue to the placement agent in connection with the 2018 issuances is $347,890.

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

We have developed a wireless module (“WLM”) with embedded Bluetooth Low-Energy (BLE), which enables the transmission of measurement data captured by the GlucoTrack® model DF-F to a cloud-based server or a smart device. We expect this module and the related applications to facilitate viewing of glucose related data and correlate it closely with lifestyle choices made by the users, be that dietary choices or activity-based choices, among other things. The wireless module will also facilitate sharing, viewing and analysis of GlucoTrack® measurements and profile by clinicians and others caregivers.

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

The objective of this project is to reduce the existing device to a simple, aesthetically designed, wireless ear-clip which would measure glucose and communicate the results seamlessly to any other platform whether through a wireless connection to the cloud or a Bluetooth connection to a smart device such as a smartphone, tablet or computer. As a result, the current handheld display would be eliminated completely. The result would be a user- friendly, inconspicuous measuring device for the management of diabetes and pre-diabetes, with a significantly cheaper cost to manufacture than our current device. Simultaneously we will be working to further simplify the calibration process eventually enabling self-calibration.

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

Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2017. Our management believes that, as for the financial statements for the periods included in this report, the going concern assessment and assumptions relate to (i) the fair value estimate of the warrants with down-round protection, (ii) the allocation of the proceeds and the related issuance costs of the Series D Units, (iii) measurement of stock based compensation, and (iv) determination of net realizable value of inventory are considered as critical accounting policies. However, due to the early stage of operations of the Company, there are no other accounting policies that are considered to be critical accounting policies by management.

Going Concern Uncertainty

The development and commercialization of our product will require substantial expenditures. We have not yet generated any material revenues and have incurred a substantial accumulated deficit and negative operating cash flows. We currently have no sources of recurring revenue and are therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. Management’s plans concerning these matters are described in Note 1B to our Annual Report on Form 10-K for the year ended December 31, 2017. (See also Note 1B to our interim financial statements for the period ended September 30, 2018). As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in our Annual Report on Form 10-K for year ended December 31, 2017. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In accordance with an amendment to ASU 2014-09, introduced by Accounting Standard 2015-14, “Revenue from contracts with Customers – Deferral of the Effective Date”, for a public entity, the amendments in ASU 2014-09 became effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period (the first quarter of fiscal year 2018 for the Company).

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

In addition, ASU 2018-07 includes certain Non-public Entity-Specific Amendments

ASU 2018-07 is effective for Public entities in annual periods beginning after December 15, 2018, and interim periods within those years (first quarter of 2019 for the company). Early adoption is permitted, including in an interim period, but not before an entity adopts the new revenue guidance (which was adopted by the Company in its interim financial statements for 2018).

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

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the nine-month period ended September 30, 2018 compared with the same period ended September 30, 2017. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Nine Months ended September 30, 2018 compared to Nine Months ended September 30, 2017

Revenues

During the nine-month period ended September 30, 2018, we had revenues of $43,488 from orders for our GlucoTrack® model DF-F glucose monitoring device and personal ear-clip (“PEC”) that are replaced every six months, as compared with $125,881 for the prior-year period. The decrease in revenues is due to the fact that during the first quarter of 2017 we received an initial order from a customer in Hong Kong.

We recognize revenues from sales of the GlucoTrack® model DF-F and PECs when control is transferred to the customer and collectability is probable.

Research and development expenses

Research and development expenses were $1,818,814 for the nine-month period ended September 30, 2018, as compared to $1,833,935 for the prior-year period. The decrease is attributable the completion of the clinical trials performed at the Soroka Facility in the first quarter of 2018 and the decrease in our cost of revenues which is in line with the decrease in revenues offset by the stock based compensation issued to all employees during the first quarter of 2018 and the continued development of the WLM.

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

Selling and marketing expenses

Selling and marketing expenses were $857,386 for the nine-month period ended September 30, 2018, as compared to $1,064,048 for the prior-year period. The decrease is attributable the reduction in our business development personnel during the first quarter of 2018 and the reduction in the number of trade shows we have participated in 2018 offset by the stock based compensation issued to all employees during the first quarter of 2018.

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

General and administrative expenses

General and administrative expenses were $2,894,553 for the nine-month period ended September 30, 2018, as compared to $5,124,048 for the prior-year period. The decrease is primarily attributable to severance paid to our former Chairman and CEO and former CFO of approximately $162,000 as well as stock based compensation in the amount of $152,000 during the nine months ending September 30, 2017. In addition, the decrease is attributable to a one time signing bonus of $412,500 and a $225,000 guaranteed bonus for 2017 including employer payroll taxes, stock based compensation in the amount of approximately $1,399,000 paid to our new Chairman and CEO, recruiting fees of $195,000 and the related professional fees associated with the changes in management paid during the nine months ending September 30, 2017.

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

Financing income, net

Financing income, net was $144,016 for the nine-month period ended September 30, 2018, as compared to $223,790 for the prior-year period. The change is primarily attributable to changes in fair market value adjustments relating to our warrants with down-round protection. In accordance with U.S. GAAP, we mark the warrants to market on a quarterly basis based on the fair value estimate derived by using an option pricing model, with the changes in fair value recognized as finance expense or income, as applicable, in our consolidated statement of operations. The decrease in the estimated fair value of our warrants with down-round protection during the nine-month period ended September 30, 2018 and 2017 amounted to $251,790 and $273,733, respectively, resulting primarily from the decrease in the expected term of warrants and the changes in the estimated expected volatility. In addition, the Company recorded an expense in the amount of $82,777 related to the late fee penalty resulting from the non-issuance of dividend payments at the required time.

Net Loss

Net loss was $5,383,155 for the nine-month period ended September 30, 2018, as compared to $7,672,266 for the prior-year period. The decrease in net loss is attributable primarily to the decrease in our general and administrative expenses, as described above.

Three Months ended September 30, 2018 compared to Three Months ended September 30, 2017

Revenues

During the three-month period ended September 30, 2018, we did not have any revenues from orders for our GlucoTrack® model DF-F glucose monitoring device and PEC that are replaced every six months, as compared with $20,900 for the prior-year period.

We recognize revenues from sales of the GlucoTrack® model DF-F and PECs when control is transferred to the customer and collectability is probable

Research and development expenses

Research and development expenses were $534,317 for the three-month period ended September 30, 2018, as compared to $635,478 for the prior-year period. The decrease is attributable the completion of the clinical trials performed at the Soroka Facility in the first quarter of 2018 and the decrease in our cost of revenues which is in line with the decrease in revenues offset by the stock based compensation issued to all employees during the first quarter of 2018 and the continued development of the WLM.

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

Selling and marketing expenses

Selling and marketing expenses were $265,282 for the three-month period ended September 30, 2018, as compared to $465,814 for the prior-year period. The decrease is attributable the reduction in our business development personnel during the first quarter of 2018 and the reduction in the number of trade shows we have participated in 2018.

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

General and administrative expenses

General and administrative expenses were $811,695 for the three-month period ended September 30, 2018, as compared to $1,567,970 for the prior-year period. The decrease is primarily attributable to the reduction in stock based compensation paid to our former Chairman and CEO,

General and administrative expenses consist primarily of professional services, salaries, travel expenses and other related expenses for executive, finance and administrative personnel, including stock-based compensation expenses. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services. Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect selling, general and administrative expenses to increase during the remainder of 2018 and beyond.

Financing income, net

Financing income, net was $38,228 for the three-month period ended September 30, 2018, as compared to $63,622 for the prior-year period. The decrease in income is attributable to an expense in the amount of $38,497 related to the late fee penalty resulting from the non-issuance of dividend payments at the required time.

Net Loss

Net loss was $1,572,878 for the three-month period ended September 30, 2018, as compared to $2,584,740 for the prior-year period. The decrease in net loss is attributable primarily to the decrease in our general and administrative expenses, as described above.

Liquidity and Capital Resources

As of November 14, 2018, cash on hand was approximately $114,000. During 2018 we received aggregate net proceeds of approximately $4.7 million (net of related cash expenses) from the issuance and sale of Series D Units. During the first nine months of 2018, we did not collect a material amount in cash proceeds from the fulfillment of orders for our improved GlucoTrack® model DF-F. While we expect to generate additional cash from sales, we do not anticipate that our income from operations will be sufficient to sustain our operations in the next 12 months. Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents will enable us to operate for a period of three months from the date of this report. In order to fund our anticipated liquidity needs beyond such period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need to raise additional capital.

Messrs. Avner Gal and Zvi Cohen collectively loaned Integrity Israel NIS 176,000 ($48,525 based on the same exchange rate) on May 15, 2002 pursuant to a board approval. Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned Integrity Israel NIS 336,300 ($92,721 based on the same exchange rate) on March 16, 2004. These loans are not required to be repaid until the first year in which we realize profits in our annual statement of operations (accounting profit). At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales in the relevant quarter, beginning on the quarter following the first year in which we realize profits in our annual statement of operations. The total amount to be repaid by us to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to us, plus an amount equal to the product of the amount of each payment made by us in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment. However, notwithstanding the above-mentioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital. Our Board of Directors is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

Integrity Israel is required to pay royalties to the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of the State of Israel at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the development plan up to an amount equal to $93,300, plus interest at LIBOR from the date of grant. As of September 30, 2018, the contingent liability with respect to royalty payment on future sales equaled approximately $33,166 excluding interest.

Net Cash Used in Operating Activities for the Nine-Month Periods Ended September 30, 2018 and September 30, 2017

Net cash used in operating activities was $3,802,460 and $5,107,009 for the Nine-month periods ended September 30, 2018 and 2017, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of $5,383,155 and $7,672,266, respectively, increased by non-cash changes in fair value of warrants with down-round protection of $251,790 and $273,733, respectively. Net cash used in operating activities was also partially offset by changes in operating assets and liabilities in the aggregate amounts of $197,946 and $716,246, respectively.

Net Cash Used in Investing Activities for the Nine-Month Periods Ended September 30, 2018 and September 30, 2017

Net cash used in investing activities was $13,669 and $19,467 for the nine-month periods ended September 30, 2018 and 2017, respectively, and was used to purchase equipment (such as computers, research and development, and office equipment). In addition, we increased our balance of long-term restricted cash by $10,164 to fund a deposit against credit card use.

Net Cash Provided by Financing Activities for the Nine-Month Periods Ended September 30, 2018 and September 30, 2017

Net cash provided by financing activities was $4,705,828 and $ 5,374,074 for the nine-month period ended, September 30 2018 and 2017, respectively. Cash provided by financing activities for the nine-month period ended September 30, 2018 reflected net capital raised from the issuance of Series D Units. Cash used in financing activities for the nine-month period ended September 30, 2017 reflected net capital raised from the issuance of Series C Units.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Offering of Series D Units

On July 16, 2018, July 27, 2018 and August 10, 2018 the Company received aggregate gross proceeds of $2,632,000 in the seventh, eighth and ninth closings of the private placement of its securities from 25 accredited investors. The Company issued to the investors an aggregate of 584,889 units of the Company (each a “Series D Unit”), each consisting of (a) one share of the Company’s Common Stock, (b) a five year warrant to purchase, at an exercise price of $4.50 per share, one share of Common Stock, (c) a five year warrant to purchase, at an exercise price of $5.75 per share, one share of Common Stock, and (d) a five year warrant to purchase, at an exercise price of $7.75 per share, one share of Common Stock. These private placements were made under an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

None.

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

Dated: November 14, 2018

INTEGRITY APPLICATIONS, INC.

By:	/s/ David Podwalski
Name:	David Podwalski
Title	President and Chief Operating Officer (Principal Executive Officer)

By:	/s/ Sami Sassoun
Name:	Sami Sassoun
Title	Chief Financial Officer (Principal Accounting Officer)

