Form 10-K
period 2018-12-31
Integrity Applications, Inc.
filed 2019-04-15
CIK 1506983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

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

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

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

The aggregate market value of the voting stock held by non-affiliates is $12,571,325 based on the closing price of $1.65 per share of the registrant’s common stock, as reported on the OTCQB on June 30, 2018, the last business day of the registrants most recently completed second fiscal quarter of 2018.

As of April 15, 2019, 146,689,805 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

We have started the implementation of this new commercial program by selecting two countries where we will pilot this approach as our proof-of-concept; the Netherlands and Israel. These countries were chosen based on the relatively smaller size of these marketplaces that will allow us to be able to rapidly assess our performance and make adjustments as necessary. On December 22, 2017 we signed an exclusive distribution agreement with a new partner in the Netherlands (MediReva B.V.) and are underway. We have been working closely with our new distributor and have accomplished: product and disease area training across the organization; segmentation of the local target audiences including key opinion leaders, treating physicians, and diabetes nurses. During the second quarter of 2018 we received our first order of 30 units from MediReva and this has been shipped and received in their warehouse. The most important aspect of our launch preparations are the discussions being held with many health insurance companies. Approval of full or partial reimbursement by the health insurance companies will be a key factor in enabling us to achieve significant sales volume. We are currently working with several of these companies to initiate pilots with GlucoTrack® before the end of 2019 as the first step towards reimbursement approval.

On June 12, 2017, we announced new data demonstrating the clinical performance of GlucoTrack®, further supporting its suitability for people with type 2 diabetes across various medication regimes. The data was presented at the American Diabetes Association’s (ADA) 77th Scientific Sessions in San Diego, CA.

In September 2017, we presented key findings at the European Association for the Study of Diabetes Congress (EASD) in Lisbon, Portugal. The study evaluated GlucoTracker accuracy in 172 adults with type 2 diabetes who were prescribed one or more medications for major medical conditions associated with diabetes. The experiment stratified participants into five medication groups, focusing on anti-cholesterolemia, anti-hypertension, anti-thrombotic, and anti-diabetic (prolonged duration and short and mixed duration) medications. The study demonstrated that the use of these common concomitant medications in diabetes had no effect on the performance of GlucoTrack®. We also had a display booth at this conference that was well attended by hundreds of treating physicians and diabetes nurses.

In February 2018, the Company presented at the 11th International Conference on Advanced Technologies & Treatments for Diabetes (ATTD 2018) in Vienna, Austria. The Company presented data on the performance of a non-invasive glucose monitoring device (GlucoTrack®) with regard to accuracy and precision. Device accuracy data was presented for 37 people with type 2 diabetes using the consensus error grid analysis for type 2 diabetes and measuring the median absolute relative difference (ARD). The results showed that 99.6% of 257 measurements were in zones A and B of the Consensus error grid, with 90.3% of the measurements in zone A, the mean and median ARD were 17.2% and 12.9%, respectively, and at various glucose levels, mean PARD ranged from 7.7%-8.7%. Data was also presented on sensor to sensor precision in 20 people with type 2 diabetes where ~19 simultaneous measurements using two GlucoTrack® devices, one on each earlobe. The results show that GlucoTrack® is highly accurate with sensor-to-sensor precision is comparable to that of CGMs (GlucoTrack: 8.1%, Dexcom G6: 9.0%, Freestyle Navigator: 9.6%).

On July 3, 2018 we signed a new exclusive distribution agreement for GlucoTrack® with CuraTec Nordic for the Scandinavian countries (Denmark, Sweden, Norway, and Finland). We anticipate that they will be a strong partner due to their previous experience in diabetes, strong sales presence in all four countries, and established relationships with key opinion leaders. Launch preparations are underway to enter the markets in the first half of 2019. On August 6, 2018 we received our first order of 100 units, some of which were delivered in the first quarter of 2019 and are available for the start of our commercialization in the Scandinavian countries.

In the meantime, we have assessed the performance of all of our current distributors in Europe and Asia. A number of these agreements have been terminated given that they did not perform in the past and had minimal or no sales over the course of 2017. We are also initiating discussions with our distributors in the remaining countries to focus on changes needed to address the CSF’s for future success with implementation plans foreseen in the second half of 2019.

On October 2, 2018, John Graham notified the Company of his resignation as CEO and Chairman of the Company for personal reasons, to be effective as of October 31, 2018. David Podwalski was appointed as President and Chief Operating Officer of the Company by its Board, effective October 9, 2018, and was appointed as a Director effective as of October 31, 2018 to fill the vacancy created by Mr. Graham’s resignation.

Effective November 1, 2018, the Board approved an increase in David Podwalski’s annual base salary to $275,000; and the Board will re-evaluate his bonus payout as part of the annual compensation review at a January 2019 Board meeting, with new goals to be effective January 1, 2019. With respect to his $70,000 salary due in arrears, $50,000 was issued in RSUs, based on the price of the conversion of the outstanding preferred stock, and $20,000 shall be paid in cash as soon as practicable; and he shall be granted an addition 75,000 stock options with a three year term and three year vesting schedule with an exercise price based upon the price for the conversion of the existing preferred stock.

The Board also approved that no later than December 30, 2018, the Company shall pay to John Graham his salary arrears as follows: (i) $320,000 in RSUs based on the price of the conversion of the existing preferred stock already isuued, and (ii) $61,335 to be paid in cash; and all of his existing options expired on January 30, 2019, in accordance with the Company’s Employee Stock Option Plan, and as a result of his former contractual provisions.

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

We have not yet generated any material revenues from our operations and, as of December 31, 2018, have incurred an accumulated deficit of $87,186,783 stockholders’ deficit of $2,873,301 and negative operating cash flows. We currently have no material sources of recurring revenue and therefore are dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, substantial doubt exists regarding our ability to continue as a going concern.

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

The FDA has approved continuous glucose monitoring system (“CGMS”) devices for blood glucose monitoring, when prescribed by a doctor. CGMS devices use sensors inserted under the skin to check glucose levels in interstitial fluid. The sensor stays in place for up to ten days and then must be replaced. A transmitter sends information about glucose levels via radio waves from the sensor to a pager-like wireless monitor. According to the National Institute of Diabetes and Digestive and Kidney Diseases at the National Institutes of Health, CGMS device users must check blood samples with a conventional glucose meter to calibrate the CGMS devices, and because currently approved CGMS devices are not as accurate as standard blood glucose meters, users should confirm glucose levels with a conventional glucose meter when making treatment decisions.

To our knowledge, with the exception of one other device, the GlucoTrack® model DF-F is currently the only approved device for use in the EU for spot non-invasive blood glucose measurement. The FDA has previously approved a single non-invasive product for glucose trend analysis, the GlucoWatch®, so long as the device was used with conventional finger stick glucose monitoring devices. However, the device is no longer available commercially. We are not aware of any other devices that have been approved for use in either the United Stated or the EU for spot or continuous non-invasive blood glucose measurement.

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

Figure A

We believe that the GlucoTrack® model DF-F addresses the unmet need for more frequent monitoring of blood glucose among people with diabetes by overcoming two of the most significant challenges facing the market:

●	pain, as the GlucoTrack® model DF-F is a truly non-invasive device; and

●	cost, as, despite the relatively high upfront cost of purchasing a GlucoTrack® model DF-F, we anticipate that the total cost of purchasing a device and purchasing replacement ear clips every six months (anticipated to be the only recurring cost, other than calibration costs, which are expected to be minimal) over the useful life of the device will be significantly lower than the cost of purchasing single use glucose sticks over that same period.

We believe that the overall costs associated with owning and using a GlucoTrack® model DF-F device are expected to be substantially lower than the cost of purchasing and using single use invasive devices over an extended period of time. Nonetheless, the significant initial purchase price of a GlucoTrack® model DF-F might present a barrier to adoption of the GlucoTrack® system among some patients. In light of this fact, we are suggesting to distributors of the GlucoTrack® model DF-F that they consider offering end users financing and/or leasing options to lessen the initial financial burden associated with purchasing a GlucoTrack® model DF-F. There can be no assurance that any such alternatives will be made available to end users. In addition, we intend to seek reimbursement approval for the GlucoTrack® model DF-F from third-party payors, including government payors (such as the Medicare and Medicaid programs in the United States, in the event the GlucoTrack® model DF-F is approved for commercial sale in the United States), managed care organizations and other third-party payors. There can be no assurance that such third party-payors will provide reimbursement coverage for the GlucoTrack® model DF-F or, if so, whether such reimbursement coverage will be adequate. See “Risk Factors - If the GlucoTrack® model DF-F or our future product candidates, if any, fail to achieve market acceptance or reimbursement coverage from managed care organizations or third-party payors, we may not be able to generate significant revenue or achieve or sustain profitability”.

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

Since the GlucoTrack® model DF-F non-invasive measurement does not directly measure glucose levels in the blood, but rather measures a series of physiological characteristics that correlate with glucose levels, each patient must be calibrated by using a reference to a measurement obtained from an invasive device. Calibration consists of comparing an individual patient’s physiological measurements obtained using the GlucoTrack® model DF-F to measurements obtained from an invasive device under different circumstances over a defined period 30-minute period (three measurements that require approximately 10 minutes each).

The three different technologies used by GlucoTrack® model DF-F, ultrasound, electromagnetic and thermal, simultaneously measure three independent criteria. These three measurements (criteria) are combined together by a unique (on line) algorithm to produce an acceptable measurement of a user’s blood glucose level.

The technologies operate as follows:

●	Ultrasound: The GlucoTrack® model DF-F uses ultrasound technology to measure the change of speed of sound through the earlobe, which is impacted by the glucose concentration in the capillary blood vessels.

●	Electromagnetic: The GlucoTrack® model DF-F’s electromagnetic technology uses a measurement of conductivity to measure the change in tissue impedance, which is a function of glucose concentration. The GlucoTrack® model DF-F’s electromagnetic technology analyzes criteria similar to those analyzed by conventional invasive devices, such as spot finger stick devices, but does so in a non-invasive manner.

●	Thermal: The GlucoTrack® model DF-F’s thermal technology uses a measurement of heat capacity characteristics of the tissue, which are influenced by glucose concentration.

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

The GlucoTrack® model DF-F does not use any optical method (either Infra-Red (IR) or Near Infra-Red (NIR) technology), which we understand are being used by other developers of non-invasive blood glucose measurement devices. We believe that optical technologies are less reliable than the GlucoTrack® model DF-F’s combination of ultrasound, electromagnetic and thermal technologies due to inherent physiological limitations with optical technology. More specifically, optical technology is based on dispersion of a beam that is analyzed by spectrometric methods. As such devices are non-invasive, the beam passes through other components in the fingertip, such as skin, bone, muscle and fat tissue, which interfere with the measurements. Generally, most of these interferences have been overcome, but not the epidermis, primarily due to roughness, pigmentation and perspiration, which act like lenses in optical wavelengths.

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

Research & Development

We focus significant time and resources on research and development in connection with our efforts to continue to develop, improve and commercialize the GlucoTrack® model DF-F, as well as in connection with our development of other GlucoTrack® models. Our continuing research and development activities are primarily focused on software and algorithm improvements intended to improve the accuracy of the device, clinical trials to test the performance of the GlucoTrack® device when used by children and teenagers between the ages of six and 18, preparation for future FDA trials, testing new characteristics of the device, development of a new device in the GlucoTrack® family and seeking to streamline and continue to simplify the calibration process. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Results of Operation” below for a discussion of the research and development expenses for the fiscal years ended 2018 and 2017.

Our strategic priorities include the research and development of product enhancements that will improve the ease and usability of GlucoTrack for patients with a future generation of products. We are focusing our research and development activities around 4 main strategic pillars:

1.	Wireless Connectivity

We have developed a wireless module (“GlucoTrack Link”) with embedded Bluetooth Low-Energy (BLE), which enables the transmission of measurement data captured by the GlucoTrack® model DF-F to a cloud-based server or a smart device. This module and the related applications facilitate the viewing of glucose related data and correlate it closely with lifestyle choices made by the users, be that dietary choices or activity-based choices, among other things. The wireless module will facilitate sharing, viewing and analysis of GlucoTrack® measurements and glucose profiles by clinicians and other caregivers.

2.	Digital Health Applications

We intend to develop smart device applications (“Apps”) to facilitate the interaction of users with Glucotrack® DF-F and the glucose data collected. The Apps will be compatible with both IOS and Android operating systems. We intend to develop Apps that support the management of Type 2 diabetes and pre-diabetic patients by providing immediate feedback and insights that can be derived from glucose measurements. Enhanced capabilities within the Apps may include goal setting, alarms and reminders, and diabetes management tips and tools. It will also be designed to provide analyses of trends over multiple time periods. The goal is to provide relevant information to guide patients in their journey to change behaviors and improve the management of their condition. The Apps are expected to have a user-directed capability to connect with third party healthcare providers (physicians, dieticians, and nurse practitioners) in order to receive professional guidance based on the accumulated information leading to improved management of the condition and better disease outcomes.

3.	Self-Personalization

The current version of Glucotrack® DF-F requires each patient to be calibrated in a face-to-face session with a certified trained calibrator. The calibration requires patients to participate in a one-hour session when first using their new device and again every six months when the personal ear clip is replaced. We are developing a self-calibration module for Glucotrack® DF-F which will allow all patients to set up the device on their own without the need for a trained calibrator. This enhancement will allow patients to set up Glucotrack® DF-F themselves easier and faster without support from a calibrator. For our distributors, this will lower patient initiation and support costs allowing them to re-deploy these funds into their marketing and sales efforts. It will also provide them with a substantial opportunity to open up additional distribution channels including pharmacies, clinics and online.

4.	Miniaturization

The objective of this project is to transform the existing device into a simple, easy to use wireless ear-clip which would measure glucose and communicate the results seamlessly to any other platform through a wireless connection or a Bluetooth connection to a smart device such as a smartphone, tablet or computer, eliminating the current handheld display. The result would be a user-friendly, inconspicuous measuring device for the management of diabetes and pre-diabetes. We expect this new device to have much greater patient desire to purchase and user acceptance. We also expect this new device will have a significantly lower cost to manufacture than our current device.

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

We are in the process of seeking regulatory approval for the GlucoTrack® model DF-F in China where we are in the process of negotiating our distribution agreement and are awaiting local regulatory approval. If the negotiation is unsuccessful, we plan to seek another distributor in China which may further significantly delay the process of obtaining regulatory approval in China. We currently are not seeking regulatory approval in Japan. We may also seek regulatory approval to market the GlucoTrack® devices in other foreign countries that do not rely on the CE Mark. To the extent that we seek to market our devices in other non-CE Mark countries in the future, we will be required to comply with the applicable regulatory requirements in each such country. Such regulatory requirements vary by country and may be onerous. As a result, no assurance can be given that we will be able to satisfy the regulatory requirements to sell our products in any such country.

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

The more comprehensive PMA process applies to a new device that either is not substantially equivalent to a pre-May 28, 1976 product or is to be used in supporting or sustaining life or preventing impairment. These devices are normally Class III devices and can only be marketed following approval of a PMA application. For example, most implantable devices are subject to the PMA approval process. Two steps of FDA approval generally are required before a company can market a product in the U.S. that is subject to Section 515 PMA approval, as compared to a Section 510(k) clearance. First, a company must comply with investigational device exemption regulations in connection with any human clinical investigation of the device; however, those regulations permit a company to undertake a clinical study of a “non-significant risk” device without formal FDA approval. Prior express FDA approval is required if the device is a significant risk device. If there is any doubt as to whether a device is a “non-significant risk” device, companies normally seek prior approval from the FDA. Normally, clinical studies of new diagnostic products are conducted in tandem with a cleared or approved device and treatment decisions are based on the results from the existing diagnostic device. In such a setting, the FDA may consider the clinical trial as one not posing a significant risk. However, FDA action is always uncertain and dependent on the contours of the design of the clinical trial and the device and there is no assurance that the FDA would consider any proposed clinical trial as one posing a non-significant risk. Moreover, before undertaking any clinical trial, the company sponsoring the trial and the investigator conducting the trial are required by federal law to seek and obtain the approval of institutional review boards (“IRB”). An IRB weighs the risks and benefits of a proposed trial to ensure that the human subjects are not exposed to unnecessary risk and reviews the informed consent form to ensure that it meets federal requirements and accurately describes the risks and benefits, if any, of the clinical trial. IRB review occurs annually, and annual re-approval is required. University medical centers as well as other entities maintain and operate IRB. Second, the FDA must review a company’s PMA, which contains, among other things, clinical information acquired under the investigational device exemption. The FDA will approve the PMA if it finds there is reasonable assurance that the device is safe and effective for its intended use. The premarket approval process takes substantially longer than the 510(k) process.

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

Anti-Fraud and Abuse Rule

There are extensive United States federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry that can result in significant criminal and civil penalties that can materially affect us, if and when we receive FDA approval to market the GlucoTrack® model DF-F in the United States. These federal laws include, by way of example, the following:

●	The anti-kickback statute (Section 1128B(b) of the Social Security Act), which prohibits certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare, Medicaid and other federal healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs;

●	The physician self-referral prohibition (Ethics in Patient Referral Act of 1989, as amended, commonly referred to as the Stark Law, Section 1877 of the Social Security Act), which prohibits referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services in which the physicians (or their immediate family members) have ownership interests or with which they have certain other financial arrangements;

●	The anti-inducement provisions of the Civil Monetary Penalties Law (Section 1128A(a)(5) of the Social Security Act), which prohibit providers from offering anything to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program;

●	The False Claims Act (31 U.S.C. § 3729 et seq.), which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment to the federal government (including the Medicare and Medicaid programs); and

●	The Civil Monetary Penalties Law (Section 1128A of the Social Security Act), which authorizes the United States Department of Health and Human Services to impose civil penalties administratively for fraudulent or abusive acts.

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

Similarly, the EU and EU member countries may have similar fraud and abuse laws which would regulate our business in those jurisdictions. However, given the diversity of legal systems within the EU, it is difficult to predict with specificity what anti-fraud legislation and regulations may be implemented and the penalties that they impose.

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

We have obtained trademark registrations for GlucoTrack® in 24 countries, including the US, Europe, China and Israel, and also own an allowed trademark applications for GlucoTrack® in Canada. Trademark registrations were issued in ten countries for “JUST CLIP IT,” including France and China, and additional applications are pending in three countries, including the United States. In addition, trademark registrations were issued in seven countries for “YOUR TRACK TO HEALTH,” including France and China, and additional applications are pending in three countries, including the United States. Trademark registrations have been issued in Israel to register “Integrity,” the Company’s logo and the GlucoTrack logo. Registration have issued in Hong Kong and Taiwan and are pending in China and Singapore to register GlucoTrack in Chinese characters. Our application in South Korea to register GlucoTrack in Korean characters has been allowed.

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

Competition

The market for blood glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions. Four companies, Roche; LifeScan, Inc., a division of Johnson & Johnson; Abbott Laboratories; and Ascensia, a spin off from the Bayer Corporation, currently account for substantially all of the worldwide sales of self-monitored glucose testing systems.These competitors’ products use a meter and disposable test strips to test blood obtained by pricking the finger or, in some cases, the palm or forearm.

Within the last few years, Continuous Glucose Monitoring (CGM) devices have been introduced into the market and will compete with the GlucoTrack® model DF-F and our future devices. Currently, three different brands have obtained FDA clearance to market and are selling CGM devices in the U.S. and EU markets. These brands are sold by Medtronic plc. Abbott Laboratories and Dexcom, Inc. CGM devices are invasive devices, in which a needle is inserted under the skin (either in the abdomen or the upper arm) and measures interstitial fluid. Although we cannot predict what standards will be employed by applicable regulatory authorities as we seek FDA clearance, the results achieved by the GlucoTrack® model DF-F in our safety and performance clinical trial conducted in 2012 and 2013 were similar to the results obtained from the CGM devices that have been introduced to the market, as of the time of their introduction. Abbott FreeStyle Libre is a device which was introduced to the market during 2014 and is targeted for Type 1 and Type 2 diabetics. It comprises a disk-shaped glucose sensor that is inserted into the upper arm and must be replaced every two weeks. In order to receive a reading, the user scans the device over the sensor and receives an immediate reading.

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

Some of our competitors are either publicly traded or are divisions of publicly-traded companies, and they enjoy several competitive advantages, including:

●	significantly greater name recognition;

●	established relations with healthcare professionals, customers and third-party payors;

●	established distribution networks;

●	additional lines of products, and the ability to offer rebates or bundle products to offer higher discounts or incentives to gain a competitive advantage;

●	greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory approval for products and marketing approved products; and

●	greater financial and human resources for product development, sales and marketing, and patent litigation.

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

Measures blood glucose in capillaries using high- frequency radio waves. Includes a wearable sensor and displays the data on smartphone.

Integrates a range of measurements including exercise, diet, body mass index, medication and illness and includes cloud-based data management system to store historical Glucowise data.

Cnoga	TensorTip CGM Combo Glucometer	Optical lookup table	Yes	Spot	Four LED signals are beamed through the finger; color image sensor executes a special algorithm

Diamontech	DMT Pocket/ DMT Band	Mid-infrared absorption spectroscopy	Yes	Spot

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

Recent Corporate Developments

During 2018 and 2017, we received aggregate net proceeds of approximately $5.3 million (net of related cash expenses), from the issuance and sale in a private placement transaction of 1,367,557 Series D Units. As of December 31, 2018, the Series D Warrants (issued on December 1, 2017 and during 2018) are exercisable for an aggregate of 4,102,667 shares of Common Stock, in each case subject to adjustment in certain circumstances.

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with the placement agent, the Company paid the placement agent, as a commission, an amount equal to 10% of the aggregate sales price of the Series D Units sold in each closing, plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series D Units sold in such closing. In addition, pursuant to the Placement Agent Agreement, in connection with the closings during 2017 and 2018, the Company is required to issue to the placement agent: (a) 5-year warrants to purchase up to 273,511 shares of Common Stock at an exercise price of $4.50 per share, (b) 5-year warrants to purchase up to 136,756 shares of Common Stock at an exercise price of $5.75 per share, and (c) 5-year warrants to purchase up to 136,756 shares of Common Stock at an exercise price of $7.75 per share. The terms of such warrants are substantially similar to the Series D Warrants except that the warrants issued to the placement agent are exercisable on a cashless basis and include full ratchet anti-dilution protection. The total fair value of the Series D warrants that the Company is required to issue to the placement agent in connection with the 2018 and 2017 issuances is $394,256.

On December 31, 2018 as a result of the Forced Conversion all of the outstanding warrants with down round protection (approximately 2,787,323) were exchanged. As of December 31, 2018, the number of warrants with down round protection held by the Placement Agent and two parties associated with the Placement Agent was 51,001,332 at an exercise price of $0.258. In addition, subsequent to December 31, 2018, the Placement Agent, elected to transfer 28,463,398 warrants to two parties associated with the Placement Agent.

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

On July 3, 2018, the Company entered into an exclusive distribution agreement with CuraTec Nordic, a Scandinavian medical device distributor, for the sale of GlucoTrack®, the Company’s non-invasive glucose monitor for people with type 2 diabetes and pre-diabetes, in Denmark, Sweden, Finland and Norway.

On October 2, 2018 John Graham notified the Company of his resignation as CEO and Chairman of the Company for personal reasons, to be effective as of October 31, 2018. David Podwalski was appointed as President and Chief Operating Officer of the Company by its Board, effective October 9, 2018, and is appointed as a Director effective as of October 31, 2018 to fill the vacancy to be created by Mr. Graham’s resignation.

Effective November 1, 2018, the Board approved an increase in David Podwalski’s annual base salary to $275,000; and the Board will re-evaluate his bonus payout as part of the annual compensation review at its January 2019 Board meeting, with new goals to be effective January 1, 2019. With respect to his $70,000 salary due in arrears, $50,000 were issued in RSUs, based on the price of the conversion of the outstanding preferred stock, and $20,000 shall be paid in cash as soon as practicable; and he was granted an addition 75,000 stock options with a three year term and three year vesting schedule with an exercise price based upon the price for the conversion of the existing preferred stock.

The Board also approved that no later than December 30, 2018, the Company shall pay to John Graham his salary arrears as follows: (i) $320,000 in RSUs based on the price of the conversion of the existing preferred stock, issued and (ii) $61,335 to be paid in cash; and all of his existing options expired on January 30, 2019, if not exercised by that date based on his contract.

On December 21, 2018, the Company held an annual meeting of shareholders (the “Meeting”). The number of shares of the Corporation’s capital stock outstanding, as of November 23, 2018, the Record Date, was (1) 7,748,586 shares of Common Stock; (2) 376 shares of Series A Preferred Stock; (3) 15,031 shares of Series B Preferred Stock; and (4) 12,004 shares of Series C Preferred Stock on the Record Date, with shares of Series A Preferred Stock convertible into an aggregate of 83,556 shares of Common Stock, shares of Series B Preferred Stock convertible into an aggregate of 3,340,251 shares of Common Stock and shares of Series C Preferred Stock convertible into an aggregate of 2,667,511 shares of Common Stock.

The number of shares represented at the Meeting in person or by proxy was as follows: 5,443,047 shares of Common Stock; (2) 250 shares of Series A Preferred Stock; (3) 8,845 shares of Series B Preferred Stock; and (4) 8,026 shares of Series C Preferred Stock on the Record Date, with shares of Series A Preferred Stock convertible into an aggregate of 55,556 shares of Common Stock, shares of Series B Preferred Stock convertible into an aggregate of 1,965,556 shares of Common Stock and shares of Series C Preferred Stock convertible into an aggregate of 1,783,556 shares of Common Stock. The number of shares present constituted a quorum for the business to be conducted at the Meeting.

At the Meeting, the Company’s stockholders approved the following proposals:

After review and tabulation, the ballots and proxies’ case for and against granting authority to the Board of Directors to effect a reverse split:

Votes For	Votes Against	Abstentions
8,005,594	1,234,120	8,000

After review and tabulation, the ballots and proxies cast for and against the increase in authorized shares:

Votes For	Votes Against	Abstentions
8,047,313	1,190,541	8,000

After review and tabulation, the ballots and proxies cast for and against the reelection of each of the following current directors of the Company, who were candidates for reelection:

Name	Votes For	Votes Against	Abstentions
Angela Strand	7,343,829	51,370	1,179,859
Robert Fischell	7,345,789	51,270	1,179,859
Michael Hauck	7,343,829	51,370	1,179,859
David Podwalski	7,343,829	51,370	1,179,859
Revan Schwartz	7,343,929	51,270	1,179,859

After review and tabulation, the ballots and proxies case for and against the ratification of the appointment of Fahn Kanne as the Corporations independent registered public accountants for fiscal 2018:

Votes For	Votes Against	Abstentions
8,056,027	10,968	1,179,859

After review and tabulation, the ballots and proxies case for and against a non-binding, advisory basis, at least once every three years, the compensation of our named executive officers as disclosed in the Corporation’s Proxy Statement:

Votes For	Votes Against	Abstentions
7,392,779	2,420	1,179,859

After review and tabulation, the ballots and proxies cast for and against the amendment of the Corporation’s certificate of incorporation to permit holders of designated series of its preferred stock to amend their certificates of designation without the approval of holders of our common stock:

Votes For	Votes Against	Abstentions
7,335,773	1,224,729	9,000

After review and tabulation, the ballots and proxies cast for and against the amendment of the Series A Certificate of Designation by replacing Section 8 in its entirety with a forced conversion at the sole discretion of the Corporation:

Common and Series A Preferred as One Class

Votes For	Votes Against	Abstentions
7,336,273	1,230,785	8,000

Series A Preferred

Votes For	Votes Against	Abstentions
55,556	0	0

After review and tabulation, the ballots and proxies cast for and against the amendment of the Series B Certificate of Designation by replacing Section 8 in its entirety with a forced conversion at the sole discretion of the Corporation:

Common and Series B Preferred as One Class

Votes For	Votes Against	Abstentions
7,336,273	1,230,785	8,000

Series B Preferred

Votes For	Votes Against	Abstentions
1,960,000	5,556	0

After review and tabulation, the ballots and proxies cast for and against the amendment of the Series C Certificate of Designation by replacing Section 8 in its entirety with a forced conversion at the sole discretion of the Corporation:

Common and Series C Preferred as One Class

Votes For	Votes Against	Abstentions
7,336,273	1,230,785	8,000

Series C Preferred

Votes For	Votes Against	Abstentions
1,783,556	0	0

On December 21, 2018, the Company’s shareholders approved amendments to its Series A, Series B and Series C Preferred Stock, to permit a forced conversion of those instruments into shares of its common stock at a conversion price equal to the lower of $1.00 and the volume average weighted price of the Company’s common stock on the forty five (45) prior trading days, which, as of the Forced Conversion Date of December 31, 2018, was $.258 (the “Forced Conversion Price”).

Furthermore, the purchase price for common stock issued by the Company in a series of private placement transactions since December 1, 2017 in an amount of $6,154,000 and the remaining $3,846,000 intended to be sold in connection therewith (known as the “D Round”) will also be reset to reflect the Forced Conversion Price. As a result, for each share of stock sold in the D Round, additional shares of common stock will be issued to the purchaser in an amount equal to the number of shares required so that the average per share price is reduced from $4.50 to the per share Forced Conversion Price, less the one (1) share already issued. For each unit purchased by a shareholder of the Corporation in each of the rounds in which Series A preferred stock was issued (the “A Round”, in which Series B preferred stock was issued (the “B Round”, in which Series C preferred stock was issued (the “C Round”) and in the D Round, the warrants issued with respect to that unit (i.e.: for the A Round, the A Warrants, for the B Round, the B-1 and B-2 Warrants, for the C Round, the C-1 and C-2 Warrants and for the D Round, the D-1, D-2 and D-3 Warrants), shall be cancelled, and instead the investor will receive per unit, three warrants, one with an exercise price of $1.80, one with an exercise price of $3.60 and one with an exercise price of $5.40, which warrants will otherwise contain the same terms and conditions as the warrants issued in the D Round. Lastly, as disclosed in the Company’s Definitive Schedule 14A, filed on November 23, 2018, the warrants issued to Andrew Garrett, Inc. (“AGI Warrants”) by the Company contain full ratchet provisions pursuant to which as a result of the Forced Conversion Price, the exercise price of those warrants will be decreased, and the number of warrants increased proportionately.

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

On October 2, 2018, David Podwalski was appointed as President and Chief Operating Officer of the Company by its Board, effective October 9, 2018, and is appointed as a Director effective as of October 31, 2018 to fill the vacancy to be created by Mr. Graham’s resignation.

On January 22, 2019, the Board appointed Dr. Robert Fischell to the audit committee.

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

Leslie Seff, who has decided to not stand for reelection and his resignation was effective on the day of the shareholder’s meeting which was held on December 26, 2018.

As of the date of this report, the Company’s Board is comprised of the following five members: Robert Fischell, Angela Strand, Revan Schwartz, Michael Hauck and David Podwalski, of whom all are independent except for David Podwalski.

Recent Sales of Unregistered Securities

Offering of Series D Units

During 2017, 2018 and through the date of this report in 2019, the Company raised funds in an aggregate amount of approximately $6.2 M (net of related cash expenses) through the issuance of 1,583,764 units (the “Series D Units”) each consisted (until the force conversion described in more details in the next paragraph) of a) one share of Common Stock, Par Value $0.001 b) a five year warrant to purchase, at an exercise price of $4.50 per share, one share of Common Stock; c) a five year warrant to purchase, at an exercise price of $5.75 per share, one share of Common Stock; and d) a five year warrant to purchase, at an exercise price of $7.75 per share.

On December 21, 2018, the Company’s shareholders approved amendments to its Series A, Series B and Series C Preferred Stock, to permit a forced conversion of those instruments into shares of its common stock at a conversion price equal to the lower of $1.00 and the volume average weighted price of the Company’s common stock on the forty five (45) prior trading days, which, as of the Forced Conversion Date of December 31, 2018, was $.258 (the “Forced Conversion Price”). Furthermore, the purchase price for common stock issued by the Company in a series of private placement transactions since December 1, 2017 (and until April 15, 2019) in an amount of $7,056,920 and the remaining $2,943,080 intended to be sold in connection therewith (known as the “D Round”) will also be reset to reflect the Forced Conversion Price. As a result, for each share of stock sold in the D Round, additional shares of common stock will be issued to the purchaser in an amount equal to the number of shares required so that the average per share price is reduced from $4.50 to the per share Forced Conversion Price, less the one (1) share already issued. For each unit purchased by a shareholder of the Corporation in each of the rounds in which Series A preferred stock was issued (the “A Round”, in which Series B preferred stock was issued (the “B Round”, in which Series C preferred stock was issued (the “C Round”) and in the D Round, the warrants issued with respect to that unit (i.e.: for the A Round, the A Warrants, for the B Round, the B-1 and B-2 Warrants, for the C Round, the C-1 and C-2 Warrants and for the D Round, the D-1, D-2 and D-3 Warrants), shall be cancelled, and instead the investor will receive per unit, three warrants, one with an exercise price of $1.80, one with an exercise price of $3.60 and one with an exercise price of $5.40, which warrants will otherwise contain the same terms and conditions as the warrants issued in the D Round. Lastly, as disclosed in the Company’s Definitive Schedule 14A, filed on November 23, 2018, the warrants issued to Andrew Garrett, Inc. (“AGI Warrants”) by the Company contain full ratchet provisions pursuant to which as a result of the Forced Conversion Price, the exercise price of those warrants were decreased, and the number of warrants increased proportionately.

All shares issued in the Forced Conversion shall be released on a monthly basis on the monthly anniversary of the date of Forced Conversion, commencing on the six (6) month anniversary of the date of Forced Conversion, in amounts (“Release Amount”) equal to the greater of five percent (5%) of all shares issuable upon a Forced Conversion of all then outstanding shares of preferred stock of the Corporation or fifteen percent (15%) of the aggregate volume of sales of the Corporation’s common stock on the OTCQB for the twenty two (22) trading days prior to each date of release under this paragraph (b) (“Lookback Period”). The Release Amount shall be increased proportionately by the amount during the applicable Lookback Period by which the volume weighted average price (“VWAP”) of the Corporation’s common stock during the Lookback Period equals or exceeds two hundred percent (200%) of the conversion price for the preferred stock of the Corporation

The Corporation shall file a registration statement for resale of the shares issued under any and all Forced Conversions for all shares of preferred stock of the Corporation, with any cutbacks pursuant to Rule 415 or otherwise required by the Securities Exchange Commission, to be applied pro rata against all then outstanding Forced Conversion Shares owned by the holders thereof. With respect to any Shares subject to a cutback, further registration statements shall be filed as permitted by the United Securities and Exchange Commission.

The holders of the Preferred Stock waive any rights for “most favored nation” status and any anti-dilution protection on any equity issuances issued prior to the date of this Amendment or subsequent to the date of this Amendment, and also consent to the issuance of other securities by this Corporation at or below the Forced Conversion Price as well as the reset of the exercise and/or conversion price of other securities previously issued by this Corporation.

The holders agree that the percentage for the Beneficial Ownership Limitation is hereby increased to 9.99% and that the holders may also waive the Beneficial Ownership Limitation in order to comply with the Forced Conversion; provided, however, that in the event the holder determines to not waive under this subparagraph (e), a Forced Conversion with respect to its shares of Preferred Stock will only be effected up to the Beneficial Ownership Limitation, and any shares of Preferred Stock not initially converted, shall be converted as a Forced Conversion as the holder’s beneficial ownership of the Corporation’s equity securities falls below the Beneficial Ownership Limitation

Subject to the beneficial ownership limitation described below, holders of the Series D Warrants will not be permitted to exercise their Series D Warrants if such exercise would cause such holder to beneficially own more than 4.99% of the outstanding Common Stock (subject to increase to 9.99%, at the option of the holder, upon no less than 61 days prior written notice to the Company).

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

Issuance of Securities to Advisor

On August 1, 2017 the Company entered into an advisory agreement with AGI, pursuant to which the Company retained AGI on a non-exclusive basis to provide certain advisory services to the Company for a period of 9 months which was subsequently extended twice and is now in effect to October 31, 2019. As consideration for the advisory services, the Company agreed to pay AGI $20,000 per month, payable in a cash payment of $10,000, and the balance in shares of the Company’s Common Stock valued at $4.50 per share, (which were reduced to $.258 retrospectively as part of the force conversion). In addition, in recognition of the advisory services previously provided by AGI prior to the advisory agreement, the Company also agreed to issue to AGI 8,889 shares of Common Stock, which was subsequently adjusted to the issuance of 155,041 Shares of Common Stock as a result of the forced conversion.

As disclosed in the Company’s Definitive Schedule 14A, filed on November 23, 2018, the warrants issued to Andrew Garrett, Inc. (“AGI Warrants”) by the Company contain full ratchet provisions pursuant to which as a result of the Forced Conversion Price, the exercise price of those warrants will be decreased, and the number of warrants increased proportionately.

Corporate Information

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

Board and Committees

We have five members on our Board, four of whom are independent. The Board has an Audit Committee, Compensation Committee and a Nominating and Corporate Governance Committee, each consisting solely of independent directors. We are continuing to consider expansion of the Board and the establishment of additional appropriate Board committees to support the Company.

Employees

As of December 31, 2018, we had 19 full-time employees. None of our employees are represented by a collective bargaining agreement. In addition, as of December 31, 2018, we had four two-time consultants.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. Before making an investment decision, you should carefully consider the following risk factors. If any of these risks actually occur, our business, financial condition and results of operations could be materially harmed. In addition, risks and uncertainties not presently known to us or that we currently deem immaterial may also materially harm our business, financial condition and results of operations. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

We will need to secure additional financing in 2019 in order to continue to finance our operations. If we are unable to secure additional financing on acceptable terms, or at all, we may be forced to curtail or cease our operations.

Our cash on hand was approximately $152,000 as of March 23, 2019. Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents will enable us to operate for a period of less than one month from the date of this report. In order to fund our anticipated liquidity needs beyond such period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need to raise additional capital.

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

We are a medical device company with a limited operating history. We are not profitable and have incurred losses since our inception. To date we have not generated material revenue from the sale of products, and we do not anticipate that we will report operating income in the near future. Our initial product, the GlucoTrack® model DF-F, has not been approved for marketing in the United States and may not be sold or marketed without FDA clearance or approval in the United States. While our GlucoTrack® model DF-F received CE Mark approval in 2013, there is no assurance that we will be able to generate any material revenues from sales of such model in the EU or any other jurisdictions. We continue to incur research and development and selling, marketing and general and administrative expenses related to our operations, development and commercialization of our first product. Our operating losses for the years ended December 31, 2018 and 2017 were approximately $6.5 million and $10.6 million, respectively, and we had an accumulated deficit of approximately $87.2 million as of December 31, 2018. We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we prepare for and begin to commercialize the GlucoTrack® model DF-F. If we are not successful in manufacturing and distributing the GlucoTrack® model DF-F, or if the GlucoTrack® model DF-F does not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm noted in its report accompanying our financial statements for the fiscal year ended December 31, 2018 that we had suffered significant accumulated deficit and had negative operating cash flows and that the development and commercialization of our product is expected to require substantial expenditures. We have not yet generated any material revenues from our operations to fund our activities, and are therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in our common stock.

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

The life sciences industry is highly competitive and we face significant competition from many medical device companies that are researching and marketing products designed to address the needs of persons suffering from diabetes. We are currently developing medical devices that will compete with other medical devices that currently exist or are being developed. Some of our competitors have significantly greater financial, manufacturing, marketing and product development resources than we do. Large medical device companies, in particular, have extensive experience in clinical testing and in obtaining regulatory clearances or approvals for medical devices. These companies also have significantly greater research and marketing capabilities than us. Some of the medical device companies that we expect to compete with include Roche; LifeScan, Inc., a division of Johnson & Johnson; the MediSense and TheraSense divisions of Abbott Laboratories; Ascensia, a spin off from Bayer Corporation; and Medtronic, Inc. In addition, many other universities and private and public research institutions are or may become active in research involving blood glucose measurement devices.

We believe that our ability to successfully compete will depend on, among other things:

●	our ability to have partners manufacture and sell commercial quantities of any approved products to the market;

●	acceptance of product candidates by physicians and other health care providers;

●	the results of our clinical trials;

●	our ability to recruit and enroll patients for our clinical trials;

●	the efficacy, safety, performance and reliability of our product candidates;

●	the speed at which we develop product candidates;

●	our ability to obtain prompt and favorable IRB review and approval at each of our clinical sites;

●	our ability to commercialize and market any of our product candidates that may receive regulatory clearance or approval;

●	our ability to design and successfully execute appropriate clinical trials;

●	the timing and scope of regulatory clearances or approvals;

●	appropriate coverage and adequate levels of reimbursement under private and governmental health insurance plans, including Medicare; and

●	our ability to protect intellectual property rights related to our products.

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

The commencement of future clinical trials could be substantially delayed or prevented by several factors, including:

●	the failure to obtain sufficient funding to pay for all necessary clinical trials;

●	limited number of, and competition for, suitable patients that meet the protocol’s inclusion criteria and do not meet any of the exclusion criteria;

●	limited number of, and competition for, suitable sites to conduct the clinical trials, and delay or failure to obtain FDA approval, if necessary, to commence a clinical trial;

●	delay or failure to obtain sufficient supplies of the product candidate for clinical trials;

●	requirements to provide the medical device required in clinical trials at cost, which may require significant expenditures that we are unable or unwilling to make;

●	delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or investigators; and

●	delay or failure to obtain IRB approval or renewal of such approval to conduct a clinical trial at a prospective or accruing site, respectively.

The completion of clinical trials in connection with our application for FDA approval could also be substantially delayed or prevented by several factors, including:

●	slower than expected rates of patient recruitment and enrollment;

●	failure of patients to complete the clinical trial;

●	unforeseen safety issues;

●	lack of efficacy evidenced during clinical trials;

●	termination of clinical trials by one or more clinical trial sites;

●	inability or unwillingness of patients or medical investigators to follow clinical trial protocols; and

●	inability to monitor patients adequately during or after treatment.

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

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of medical devices are subject to extensive regulation by the FDA and other non-U.S. regulatory authorities, which regulations differ from country to country. We are not permitted to market our product candidates in the United States until we receive a clearance letter under the 510(k)-premarket notification process or approval of a Section 515 premarket approval, from the FDA, depending on the nature of the device. We have not submitted an application or premarket notification for or received marketing clearance or approval for any of our product candidates. Obtaining approval of any premarket approval can be a lengthy, expensive and uncertain process. While the FDA normally reviews, and clears a premarket notification in three months, there is no guarantee that our products will qualify for this more expeditious regulatory process, which is reserved for Class I and II devices, nor is there any assurance that, even if a device is reviewed under the 510(k)-premarket notification process, the FDA will review it expeditiously or determine that the device is substantially equivalent to a lawfully marketed non-premarket approval device. If the FDA fails to make this finding, then we cannot market the device. In lieu of acting on a premarket notification, the FDA may seek additional information or additional data which would further delay our ability to market the product. In addition, failure to comply with FDA, non-U.S. regulatory authorities or other applicable U.S. and non-U.S. regulatory requirements may, either before or after product clearance or approval, if any, subject us to administrative or judicially imposed sanctions, including:

●	restrictions on the products, manufacturers or manufacturing process;

●	adverse inspectional observations (Form 483), warning letters or non-warning letters incorporating inspectional observations, i.e., so-called “untitled letter”;

●	civil and criminal penalties;

●	injunctions;

●	suspension or withdrawal of regulatory clearances or approvals;

●	product seizures, detentions or import bans;

●	voluntary or mandatory product recalls and publicity requirements;

●	total or partial suspension of production;

●	imposition of restrictions on operations, including costly new manufacturing requirements; and

●	refusal to clear or approve pending applications or premarket notifications.

Regulatory approval of a PMA or PMA supplement or clearance pursuant to a 510(k)-premarket notification is not guaranteed, and the approval or clearance process, as the case may be, is expensive and may, especially in the case of the PMA, take several years. The FDA also has substantial discretion in the medical device clearance or approval processes. Despite the time and expense exerted, failure can occur at any stage and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional pre-clinical studies and clinical trials. The number of pre-clinical studies and clinical trials that will be required for FDA clearance or approval varies depending on the medical device candidate, the disease or condition that the medical device candidate is designed to address, and the regulations applicable to any particular medical device candidate. The FDA can delay, limit or deny clearance or approval of a medical device candidate for many reasons, including:

●	a medical device candidate may not be deemed safe or effective, in the case of a PMA;

●	a medical device candidate may not be deemed to be substantially equivalent to a lawfully marketed non-premarket approval device in the case of a 510(k)-premarket notification;

●	FDA officials may not find the data from the clinical trials sufficient;

●	the FDA might not approve our third-party manufacturer’s processes or facilities; or

●	the FDA may change its clearance or approval policies or adopt new regulations.

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

Once regulatory clearance or approval has been granted, the cleared or approved product and its manufacturer are subject to continual review. Any cleared or approved product may only be promoted for its indicated uses. In addition, if the FDA or other non-U.S. regulatory authorities clear or approve GlucoTrack® model DF-F or our future product candidates, if any, the labeling, packaging, adverse event reporting, storage, advertising and promotion for the product will be subject to extensive regulatory requirements. We, and the manufacturers of our products, if other than us, also will be required to comply with the FDA’s Quality System Regulation, which includes requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Moreover, device manufacturers are required to report adverse events by filing Medical Device Reports with the FDA, which are publicly available. Further, regulatory agencies must approve our manufacturing facilities before they can be used to manufacture products, and these facilities are subject to ongoing regulatory inspection. If we fail to comply with the regulatory requirements of the FDA and other non-U.S. regulatory authorities, or if previously unknown problems with our products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:

●	restrictions on the products, manufacturers or manufacturing process;

●	adverse inspectional observations (Form 483), warning letters, or non-warning letters incorporating inspectional observations;

●	civil or criminal penalties or fines;

●	injunctions;

●	product seizures, detentions or import bans;

●	voluntary or mandatory product recalls and publicity requirements;

●	suspension or withdrawal of regulatory clearances or approvals;

●	total or partial suspension of production;

●	imposition of restrictions on operations, including costly new manufacturing requirements; and

●	refusal to clear or approve pending applications or premarket notifications.

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

Even if GlucoTrack® model DF-F or our future product candidates, if any, obtain regulatory clearance or approval, resulting products may not gain market acceptance among physicians, patients, health care payors or the medical community. We believe that the degree of market acceptance will depend on a number of factors, including:

●	timing of market introduction of competitive products;

●	safety and efficacy of our product;

●	prevalence and severity of any side effects;

●	potential advantages or disadvantages over alternative treatments;

●	strength of marketing and distribution support;

●	price of our product candidates, both in absolute terms and relative to alternative treatments; and

●	availability of coverage and reimbursement from government and other third-party payors.

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

We face a potential risk of product liability as a result of any of the products that we offer for sale. For example, we may be sued if any product we sell allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for products that we may offer for sale;

●	injury to our reputation;

●	costs to defend the related litigation;

●	a diversion of management’s time and our resources;

●	substantial monetary awards to trial participants or patients;

●	product recalls, withdrawals or labeling, marketing or promotional restrictions; and

●	a decline in our stock price.

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently maintain product liability insurance up to $5,000,000 per claim and in the aggregate. Although we have product liability coverage, we may have to pay amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

If we fail to attract and retain key management and scientific personnel, we may be unable to successfully develop or commercialize the GlucoTrack® model DF-F or our future product candidates, if any.

We will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our research, development and commercialization efforts for GlucoTrack® model DF-F or our future product candidates, if any. Our success depends on our continued ability to attract, retain and motivate highly qualified management and pre-clinical and clinical personnel. The loss of the services of any of our senior management could delay or prevent the development or commercialization of GlucoTrack® model DF-F or our future product candidates, if any. At present, we do not have key man insurance policies with respect to any of our employees. We will need to hire additional personnel as we continue to expand our research and development activities and build a sales and marketing function. Although we currently have employment agreements with each of Messrs., Malka, Sassoun and Podwalski, those agreements provide that they may be terminated by Mr. Malka, Mr. Sassoun and Mr. Podwalski, as applicable, upon 90 days written notice to us, respectively.

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

We will depend on independent clinical investigators to conduct our clinical trials. Contract research organizations may also assist us in the collection and analysis of data. These investigators and contract research organizations will not be our employees and we will not be able to control, other than by contract, the amount of resources, including time that they devote to products that we develop. If independent investigators fail to devote sufficient resources to the clinical trials, or if their performance is substandard, it will delay the approval or clearance and commercialization of any products that we develop. Further, the FDA requires that we comply with standards, commonly referred to as good clinical practice, for conducting, recording and reporting clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial subjects are protected. If our independent clinical investigators and contract research organizations fail to comply with good clinical practice, the results of our clinical trials could be called into question and the clinical development of our product candidates could be delayed. Failure of clinical investigators or contract research organizations to meet their obligations to us or comply with federal regulations could adversely affect the clinical development of our product candidates and harm our business.

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

Our business is subject to risks associated with conducting business internationally. Accordingly, our future results could be harmed by a variety of factors, including:

●	difficulties in compliance with non-U.S. laws and regulations;

●	changes in non-U.S. regulations and customs;

●	changes in non-U.S. currency exchange rates and currency controls;

●	changes in a specific country’s or region’s political or economic environment;

●	trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or non-U.S. governments;

●	negative consequences from changes in tax laws; and

●	difficulties associated with staffing and managing foreign operations, including differing labor relations.

It may be difficult to enforce a United States judgment against us or our officers and directors to the extent they are located in Israel based upon asserted United States securities law claims.

Three of our executive officers and one of our directors are non-residents of the United States and a substantial portion of our assets and the assets of these persons will be located outside of the United States. Therefore, it may be difficult for an investor, or any other person or entity, to enforce a United States court judgment, including a judgment based upon the civil liability provisions of the Securities Act, and the Exchange Act of 1934, as amended (the “Exchange Act”), in original actions instituted in an Israeli court against any of these persons. Furthermore, service of process upon these persons may be difficult to obtain within the United States.

We may not be able to enforce covenants not-to-compete under current Israeli law, which might result in added competition for our products.

We have non-competition agreements or provisions with all of our employees and executive officers, all of which are governed by Israeli law. These agreements or provisions prohibit our employees from competing with us or working for our competitors, generally during, and for up to nine months after termination of, their employment with us. However, Israeli courts are reluctant to enforce non-compete undertakings of former employees and tend, if at all, to enforce those provisions for only relatively brief periods of time or in restricted geographical areas. In addition, Israeli courts typically require the presence of additional circumstances, such as a demonstration of an employer’s legitimate interest which was damaged; breach of fiduciary duties, loyalty and acting not in good faith; a payment of a special consideration for employee’s non-compete obligation; material concern for disclosing employer’s trade secrets; or a demonstration that an employee has unique value to the employer specific to that employer’s business, before enforcing a non-competition undertaking against such employee.

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

Integrity Israel is required to pay royalties to the OCS on the proceeds from the sale of our systems resulting from research and development projects for which the OCS provided a grant. During the first three years of sales, we will be required to pay royalties of 3% of the sales of such products. In the fourth, fifth and sixth years of sales, we will be required to pay royalties of 4% of such sales and from the seventh year on we will be required to pay royalties of 5% of such sales, in all cases, up to 100% of the amount of grants received by us from the OCS plus interest at the London Interbank Offered Rate (“LIBOR”). We do not have any other future performance obligations related to the OCS grants. As of December 31, 2018, the contingent liabilities with respect to OCS grants subject to repayment under these royalty agreements equaled $49,879, not including interest. To the extent that we are required to pay royalties to the OCS, such payments will increase our expenses for the year(s) in which such payment(s) are accrued, and, as a result, will reduce our profits (or increase our losses, as applicable) for such periods. Payments made to the OCS in lieu of royalties and repayment of the loans described above will reduce our free cash-flow and our cash balance for the year(s) in which such payment(s) are made.

Messrs. Avner Gal and Zvi Cohen collectively loaned us NIS 176,000 ($40,010 based on the exchange rate of 3.748 NIS/dollar as of December 31, 2018) in May 2002 pursuant to an oral agreement (the “Gal/Cohen Loan”). Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned us NIS 336,300 ($89,728 based on the same exchange rate) on March 16, 2004 (the “Tarlovsky/Fisher/Kugler Loan”). These loans are not required to be repaid until the first year in which we realize profits in our statement of operations. At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales after deduction of VAT in the relevant quarter, beginning the quarter following the first year in which we realize profits in our annual statement of operations. The total amount to be repaid by us to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to us, plus an amount equal to the product of the amount of each payment made by us in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment. However, notwithstanding the abovementioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital. The Israeli Consumer Price Index was 177.6386, and 178.5793, respectively, as of the dates of the Gal/Cohen Loan and the Tarlovsky/Fisher/Kugler Loan. As of December 31, 2018, the Israeli Consumer Price Index was 223.9951 Our Board of Directors is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

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

The market price of our common stock may fluctuate significantly.

The market price of the common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

●	the announcement of new products or product enhancements by us or our competitors;

●	developments concerning intellectual property rights and regulatory approvals;

●	variations in our and our competitors’ results of operations;

●	changes in earnings estimates or recommendations by securities analysts, if the common stock is covered by analysts;

●	developments in the medical device industry;

●	the results of product liability or intellectual property lawsuits;

●	future issuances of common stock or other securities;

●	the addition or departure of key personnel;

●	announcements by us or our competitors of acquisitions, investments or strategic alliances; and

●	general market conditions and other factors, including factors unrelated to our operating performance.

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

As of April 15, 2019, we had 146,689,805 shares of common stock outstanding. In addition, warrants and employees’ stock options outstanding on such date were convertible into, or exercisable for, an aggregate of 76,109,089 shares of common stock.

Because our common stock is a “penny stock,” it may be more difficult for investors to sell shares of the common stock, and the market price of the common stock may be adversely affected.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Until mid-December 2015, Integrity Israel leased approximately 3,100 square feet of office space in the city of Ashkelon, Israel as its principal offices and prototype laboratory. Pursuant to a verbal agreement with the landlord, Integrity Israel leased this facility on a monthly basis at a cost of approximately $2,934 (NIS 11,500 based on an exchange rate of $.2868:1 NIS as of March 28, 2018). Currently, Integrity Israel leases approximately 5,500 square feet of office space in the city of Ashdod, Israel for its principal offices. The lease term began on December 1, 2015 for a period of 5 years which can be extended for an additional 5 years at the option of the Company. Monthly lease payments including maintenance are approximately $10,000. The Company estimates that its minimal rent and maintenance payments will be approximately $120,000 per year over each of the next 5 years. In connection with the lease agreement, Integrity Israel provided the landlord a bank guarantee in the amount of approximately $36,596 (NIS 137,162 based on the exchange rate of $.2668:1 NIS as of December 31, 2018) that can be exercised by the landlord in the case Integrity Israel fails to pay the monthly rent payments. The guarantee is renewed on an annual basis for a period of 5 years and is secured by funds on deposit with the bank, which generally must be sufficient to cover the principal amount guarantee.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Holders

As of April 15, 2019, there were approximately 378 holders of record of our Common Stock.

Dividends

We have never declared or paid any cash dividends on our Common Stock and do not anticipate paying any dividends on our Common Stock in the foreseeable future. Any cash that might be available for payment of dividends will be used to expand our business.

As a result of the forced conversion approved by our shareholders as discussed above, all dividends and interest due as a result of the late payment were paid if full on December 31, 2018 through the issuance of common shares at the forced conversion price.

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

In addition to the improvements to the GlucoTrack® model DF-F described above, we have also continued to work on additional improvements to the device and the development of new devices and, subject to our raising sufficient funds to do so, intend to continue these efforts in 2019. Specifically, we developed wireless communication module (WLM) with embedded Bluetooth Low-Energy (BLE) and Wi-Fi technologies, which we expect will enable transmission of measurement data captured by the GlucoTrack® model DF-F to a cloud-based server. We also started to design the next generation of GlucoTrack®.

Going Concern

We have not yet generated material revenues from our operations and, as of December 31, 2018, the Company has incurred accumulated deficit of $87,186,783, stockholder’s deficit of $2,873,301 and negative operating cash flows. We currently have no material sources of recurring revenue and therefor are dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. As applicable to the consolidated financial statements included elsewhere in this report, the most significant estimates and assumptions relate to (i) the fair value estimate of the Warrants with down-round protection, until December 31,2017 and the measurement of the benefit to warrants with down round protection upon trigger event commencing January 1,2018, (ii) the going concern assumptions, (iii) measurement of stock based compensation, and (iv) determination of net realizable value of inventory.

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

The amendments in Part 1 of ASU 2017-11 should be applied in either retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the fiscal year of adoption (‘Modified retrospective approach’), or retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented (‘Full Retrospective approach’) with a cumulative-effect adjustment to the statement of financial position as of the beginning of the earliest fiscal year presented.

The Company elected to early apply ASU 2017-11, using the Modified retrospective approach. Accordingly, the Company recognized, a cumulative-effect adjustment to the statement of financial position as of January 1, 2018. The company reclassified to Additional paid-in capital (APIC) the remaining balance related to outstanding warrants with down round that was presented as a derivative liability at December 31, 2017 (in the amount of $768,249). Further, the company recorded an increase to APIC in an amount of 2,505,723 and a decrease in the same amount to accumulated deficit, in order to reflect the amount that would have been reported if ASU 2017-11 was in effect at the issuance and throughout the term of the financial instruments outstanding, that are subject to the provisions of ASU 2017-11. Such amount reflects the cancelation of the aggregate periodic changes in fair value of the warrants with down-round protection that were previously recognized as financing expense or financing income and recognition of the value of the effect of the round down feature when it was triggered.

Under the application approach applied by the Company, comparative periods were not required to be restated.

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

4. Accounting Standards Update 2016-02, "Leases"

In February 2016, the FASB issued its new lease accounting guidance in Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).

Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1. A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and, 2. A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing.

Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year Company). Early application is permitted for all public business entities upon issuance.

Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach.

The Company has completed an initial assessment of the potential impact on its consolidated financial statements. The Company expects that following adoption of the new standard to recognize additional operating liabilities in an estimated amount of $250 thousand, with corresponding right-of-use assets of approximately the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the years ended December 31, 2018 and December 31, 2017. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

During the year ended December 31, 2018, we had revenues of $43,488 from orders for our GlucoTrack® model DF-F glucose monitoring device and personal ear-clip (“PEC”) that are replaced every six months, as compared with $589,462 for the prior-year period. The decrease in revenues is attributed to initial sales to a new distributor at the end of 2017. The company expects to receive recurring revenues from new distributors in the near future.

Research and development expenses

Research and development expenses were $3,032,863 for the year ended December 31, 2018, as compared to $3,207,466 for the prior-year period. The decrease is mainly attributable to the completion of our clinical trials for the current version of the DF-F.

Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, (including provision for slow inventory), travel expenses, clinical trials and other expenses. Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect research and development expenses to increase in 2019 and beyond, primarily due to hiring additional personnel and developing our product line, as well as improvement of the GlucoTrack® model DF-F; however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs, including the FDA registration process, specific requirements from customers, development of new GlucoTrack® models and others.

Selling and marketing expenses

Selling and marketing expenses were $1,092,462 for the year ended December 31, 2018, as compared to $1,525,168 for the prior-year period. The decrease is primarily attributable to the Company’s decision to reduce its business development personnel in the European market until such a time when the proof of concept of obtaining reimbursement for the product in test markets is realized.

Selling and marketing expenses consist primarily of professional services, salaries, travel expenses and other related expenses. Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect selling and marketing expenses to increase in 2019 and beyond as we continue our focus on marketing and sales of the GlucoTrack® model DF-F.

General and administrative expenses

General and administrative expenses were $2,456,763 for the year ended December 31, 2018, as compared to $6,432,679 for the prior-year period. The decrease is attributable to the departure of our CEO during 2018 which resulted in a reversal of stock based compensation in the amount of approximately $1.1 Million, In addition, the decrease is attributable to a one time signing bonus of $412,500 including employer payroll taxes and stock-based compensation in the amount of approximately $1,591,000 paid to our former Chairman and CEO, recruiting fees of $195,000 and the related professional fees associated with the changes in management which occurred during 2017. The Company also incurred approximately $327,000 related to stock-based compensation and fees paid to our Board members and $193,000 to key executives paid in 2017. We also incurred higher legal fees related to the filing of an S-1 in November of 2017 to register the Series C units and additional fees related to the AGI agreement described above.

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

Financing (Income) expenses, net

Financing expense, net was $176,820 for the year ended December 31, 2018, as compared to financing income, net of $247,045 for the prior-year period. For the year ended December 31, 2018 the Company incurred a penalty related due to late payment of dividends in the amount of 127,057. The income during the year ended December 31, 2017 mainly relates to the decrease in the value of the Placement Agent Warrants. In accordance with U.S. GAAP, we marked the Placement Agent Warrants to market on a quarterly basis based on the fair value estimate derived by using a Black and Scholes model, with the changes in fair value recognized as finance expense or income, as applicable, in our consolidated statement of operations.

As a result of the early adoption of ASU 2017-11 the company reclassified all the warrants with down round protection (warrants held by the placement agent) from long term liabilities to stockholder’s deficit and as a result we stopped measuring the Placement Agent Warrants to fair value through earnings since January 1, 2018

Net Income (Loss)

Net loss was $6,715,420 for the year ended December 31, 2018, as compared to a net loss of $10,328,806 for the prior-year period. The decrease in net loss is attributable primarily to the decrease in our general and administrative expenses, as described above.

Liquidity and Capital Resources

As of December 31, 2018, and December 31, 2017, cash on hand was $97,079 and $53,782, respectively. During 2018 and 2017, we received aggregate net proceeds of approximately $5.0 million and $377 thousand (net of related cash expenses) from the issuance and sale of Series D Units. During 2017, we received aggregate net proceeds of approximately $5.4 million (net of related cash expenses) from the issuance and sale of Series C Units. During 2018, we did not collect a material amount in cash proceeds from the fulfillment of orders for our improved GlucoTrack® model DF-F. While we expect to generate additional cash from sales, we do not anticipate that our income from operations will be sufficient to sustain our operations in the next 12 months. Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents will enable us to operate for a period of less than one month from the date of this report. In order to fund our anticipated liquidity needs beyond such period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need to raise additional capital.

Messrs. Avner Gal and Zvi Cohen collectively loaned us NIS 176,000 ($46,958 based on the exchange rate of 3.748 NIS/dollar as of December 31, 2018) in May 2002 pursuant to an oral agreement. Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned us NIS 336,300 ($89,728 based on the same exchange rate) on March 16, 2004. These loans are not required to be repaid until the first year in which we realize profits in our statement of operations. At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales after deduction of VAT in the relevant quarter, beginning the quarter following the first year in which we realize profits in our annual statement of operations. The total amount to be repaid by us to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to us, plus an amount equal to the product of the amount of each payment made by us in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment. However, notwithstanding the abovementioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital. The Israeli Consumer Price Index was 177.6386, and 178.5793, respectively, as of the dates of the Gal/Cohen Loan and the Tarlovsky/Fisher/Kugler Loan. As of December 31, 2018, the Israeli Consumer Price Index, was 223.9951. Our Board is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

We are required to pay royalties to the Office of the Chief Scientist at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the development plan up to an amount equal to $93,300, plus interest at LIBOR from the date of grant. As of December 31, 2018, the contingent liability with respect to royalty payment on future sales equals to approximately $49,879, excluding interest.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Net Cash Used in Operating Activities for the Years Ended December 31, 2018 and December 31, 2017

Net cash used in operating activities was $4,892,277 and $5,895,014 for the years ended December 31, 2018 and 2017, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of $6,715,420 and $10,328,806, respectively. In addition, the company incurred a reduction in the stock based compensation of approximately $2.0 for the year ended December 31, 2018 of which approximately $1.1M was related to the departure of its former CEO.

Net Cash Used in Investing Activities for the Years Ended December 31, 2018 and December 31, 2017

Net cash used in investing activities was $5,371 and $19,467 for the years ended December 31, 2018 and 2017, respectively. During the years ended December 31, 2018 and 2017, cash used in investment activities consisted of equipment purchases (such as computers, research and development and office equipment) in the amount of $5,371 and $19,467, respectively.

Net Cash Provided by Financing Activities for the Years Ended December 31, 2018 and December 31, 2017

Net cash provided by financing activities was $4,961,862 and $5,750,736 for the years ended December 31, 2018 and 2017, respectively. Cash provided by financing activities for the year ended December 31, 2018 reflected net capital raised from the issuance of Series D Units. Cash provided by financing activities for the year ended December 31, 2017 reflected net capital raised from the issuance of Series C Units and Series D Units in the amounts of $5,379,217 and $377,250, respectively, offset partially by dividends paid to the holders of our Preferred Stock in the amounts of $5,731.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost- benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — the 2013 Integrated Framework. Management has concluded that, as of December 31, 2018, its internal control over financial reporting was effective based on these criteria.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC, applicable to emerging growth companies that permit the Company to provide only management’s report in this Annual Report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

OUR DIRECTORS

The table below sets forth (1) the names and ages of our Directors as of the date of this Registration Statement, (2) all positions with the Company presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Age	Position

Dr. Robert Fischell	90	Director, Member of the Audit Committee and Compensation, Nominating and Corporate Governance Committee
David Podwalski	66	Director, President and Chief Operating Officer
Angela Strand	51	Vice Chairperson, Chair of the Compensation, Nominating and Corporate Governance Committee and Member of the Audit Committee
Revan Schwartz	74	Director, Chair of the Audit Committee
Michael Hauck	74	Director, Member of the Compensation, Nominating and Corporate Governance Committee

Dr. Robert Fischell has served as one of Integrity’s directors since 2010. He also serves on Integrity’s Compenation, Nominating and Corporate Governance Committee and a member of the Audit Committee. Dr. Fischell is an inventor and serial entrepreneur with over 160 issued U.S. patents. Starting in 1959, Dr. Fischell spent over 30 years with the Johns Hopkins University Applied Physics Laboratory, which resulted in 53 patents in both aerospace and biomedical technology. His interests at Johns Hopkins then turned to the invention of new medical devices such as pacemakers and implantable heart defibrillators. Starting in 1969, Dr. Fischell began the formation of 14 private companies that licensed his patents on medical devices. These companies include Pacesetter Systems, Inc. (purchased by Siemens and now part of St. Jude Medical, Inc.), IsoStent, Inc. (merged with Cordis Company, a Johnson and Johnson Company), NeuroPace, Inc., Neuralieve, Inc., Angel Medical Systems, Inc., and Svelte Medical Systems, Inc. As it relates to diabetes management devices, he was the inventor of the first implantable insulin pump (which became Minimed, which was sold to Medtronic). Dr. Fischell’s honors include Inventor of the Year for the USA in 1984, election to the National Academy of Engineering in 1989, the Distinguished Physics Alumnus Award of the University of Maryland, and several medals for distinguished accomplishments in science, engineering and innovation. In 2004, Discover magazine gave Dr. Fischell their annual Technology for Humanity award. In 2008, Dr. Fischell received the honorary degree of Doctor of Humane Letters from the Johns Hopkins University in recognition of his many lifesaving inventions. From June 2009 until March 2011, Dr. Fischell was a director of InspireMD, Inc. (OTCBB: NSPR), a medical device company focusing on the development and commercialization of its proprietary stent system, MGuard. Dr. Fischell received his BSME degree from Duke University and MS and Sc.D. degrees from the University of Maryland. At the White House on May 16, 2016, former President Obama presented to Dr. Fischell the National Medical of Technology and Innovation, the highest award in the USA for achievements in innovative technology.

David Podwalski joined Integrity in June 2017 as its Chief Commercial Officer. David is a seasoned pharmaceutical and life sciences executive with more than 20 years of experience in global commercial leadership, most notably with insulin-based therapies. Before joining Integrity, from February 2005 to June 2017, he served at Ernst & Young as Senior Consultant and Subject Matter Expert, Life Sciences, where he assisted major pharmaceutical, animal health, diagnostic, and medical device companies in developing innovative go-to-market commercial strategies, sales and marketing excellence programs, product launch roadmaps, commercial operations and analytics support, and enhanced patient and physician support services. Previously, from September 1976 to February 2005, Mr. Podwalski was Senior Director of Global Commercial Effectiveness at Aventis Pharmaceuticals, where he designed and established leading practices in sales and marketing capabilities in the US, Europe, Asia and Latin America. Earlier in his career, Mr. Podwalski served in various capacities at Hoechst Marion Roussel Inc., including senior commercial leadership positions in both pharmaceutical and consumer healthcare products, most notably in diabetes. Mr. Podwalski holds a BS in Marine Biology and Animal Behavior and a post-graduate diploma in Finance & International Marketing at McGill University. David Podwalski was appointed as President and Chief Operating Officer of the Company by its Board, effective October 9, 2018, and was appointed as a Director effective as of October 31, 2018 to fill the vacancy created by Mr. Graham’s resignation.

Angela Strand has served as one of Integrity’s directors since March 2016 and was appointed Vice Chairperson of the Board in March of 2017. Ms. Strand also serves as Integrity’s Chairperson of the Compensation, Nominating and Corporate Governance Committee and a member of the Audit Committee. Ms. Strand previously served as a founder and senior executive of Nohm, a joint venture between Smith Electric Vehicles and FDG Electric Vehicles Ltd. (HK: 729HK), and the founder of Strand Strategy, a healthcare management and consulting firm. Ms. Strand is also a named inventor with seven issued patents. From 2011 to 2015, Ms. Strand served as the chief marketing officer and head of business development and government affairs for Smith Electric Vehicles. Ms. Strand has also served as vice president of market development for Proteus Digital Health, and in various executive roles at Aerogen (acquired by Nektar Therapeutics, NASDAQ:NKTR), Novacept (acquired by Cytyc, NASDAQ: CYTC, now NASDAQ: HOLX) and FemRx (acquired by Johnson & Johnson, NYSE: JNJ). Ms. Strand holds a B.Sc. in Communications and an MBA in Marketing from the University of Tennessee.

Revan Schwartz, JD has served as one of Integrity’s directors since November 2016. He is also Chair of Integrity’s Audit Committee. Mr. Schwartz was appointed to the Board of Directors by Andrew Garrett, Inc. (“AGI”), pursuant to the terms of a placement agent agreement executed by AGI and the Company. Mr. Schwartz is an attorney and currently maintains a private law practice. Mr. Schwartz has acted as a sole practitioner lawyer for the last five years. Mr. Schwartz has more than 30 years of experience in corporate and securities law. He held the position of General Counsel for AAA Computer, Hafco International Trading Corporation, Bermil Industries, Viking Credit Corp and The Pride Group. Most recently, Mr. Schwartz was Executive Vice President and General Counsel for Andrew Garrett, Inc., a boutique securities and investment banking firm. While with Andrew Garrett, Mr. Schwartz possessed NASD/FINRA Series 4, 7, 24, 27, 53 and 55 licenses. Mr. Schwartz began his career with the East New York Savings Bank (ENYSB) where he held several administrative and management positions, including a position overseeing a life insurance subsidiary. Mr. Schwartz received a BS, with a major in accounting and a minor in economics, summa cum laude, from New York Institute of Technology, and a JD, cum laude, from St. John’s University. Mr. Schwartz is currently a member of the New York Bar.

Michael Hauck has served on our board since May 2017. Mr. Hauck also serves on Integrity’s Compensation, Nominating and Corporate Governance Committee. He is the Executive Director of The Getz Group, a $1 billion privately owned pan-Asian trading company focused on healthcare, industrial products, consumer distribution and retailing. Mr. Hauck has previously held executive and director level positions at companies including, ERM, Interpharma Investments Ltd., Zuellig Pharma Group, Invida Holdings, Target Worldwide Express, 3i plc, Springboard, and Business Health Group Ltd. Additionally, he has served as CEO of Walsh International for eight years, where he led the company’s IPO and eventual sale to IMS Health. Through his extensive leadership experience, Mr. Hauck has developed expertise across a wide range of industries and functions, including healthcare distribution services, product launch, and commercialization; pharma, medical device, consumer health, and wellness; data aggregation and data solutions; business development, mergers and acquisitions; and personnel and finance. Mr. Hauck received an MA in politics, philosophy, and economics from St. Catherine’s College, Oxford University, as well as an MBA in marketing and finance from Cranfield School of Management, one of the oldest and most reputable business schools in the United Kingdom.

OUR EXECUTIVE OFFICERS

The table below sets forth the names and ages of our executive officers as of April 15, 2019 and all positions with the Company presently held by each such person. Immediately following the table is biographical information for each of our executive officers, including the positions held by, and principal areas of responsibility of, each such person during the last five years. Biographical information for Mr. Podwalski is included above under the caption “Our Directors.”

Name	Age	Position
David Podwalski	66	Chief Operating Officer and President
David Malka	53	Vice President of Operations
Sami Sassoun	51	Chief Financial Officer
Eugene Naidis	51	Vice President of Research and Development

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

Compensation, Nominating and Corporate Governance Committee

The members of the Compensation, Nominating and Corporate Governance Committee of the Board are Ms. Angela Strand (Chairperson), Mr. Robert Fischell and Mr. Michael Hauck. Our Board has determined that these directors are “independent” as defined by the rules of the SEC. The purposes and powers of the Compensation, Nominating and Corporate Governance Committee include (i) reviewing compensation and other benefits for our executive officers (ii) identifying potential qualified nominees for director and recommend to the Board for nomination candidates for the Board, (iii) developing the Company’s corporate governance guidelines and additional corporate governance policies, and (iv) exercising such other powers and authority as shall from time to time be assigned thereto by resolution of the Board. The Compensation, Nominating and Corporate Governance Committee adopted the Compensation, Nominating and Corporate Governance Committee charter on July 5, 2016, which sets forth the duties and responsibilities of the Nominating and Corporate Governance Committee.

Audit Committee and Audit Committee Financial Expert

The members of the Audit Committee of the Board are Mr. Revan Schwartz (Chairman), Ms. Angela Strand and Mr. Robert Fischell, replacing Mr. Les Seff. Our Board has determined that these three directors are “independent” as defined by the rules of the SEC. The primary role of the Committee is to oversee the financial reporting and disclosure process. To fulfill this obligation, the Committee relies on: management for the preparation and accuracy of the Company’s financial statements; both management and the Company’s internal audit department/management for establishing effective internal controls and procedures to ensure the Company’s compliance with accounting standards, financial reporting procedures and applicable laws and regulations; and the Company’s independent auditors for an unbiased, diligent audit or review, as applicable, of the functions of the audit committee are performed by the full Board. Each member of the Committee shall be independent in accordance with the requirements of Rule 10A-3 of the Exchange Act and the NASDAQ Listing Rules. No member of the Committee can have participated in the preparation of the Company’s or any of its subsidiaries’ financial statements at any time during the past three years.

The Board has determined that Mr. Schwartz is an “Audit Committee Financial Expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes compensation of our named executive officers, as of December 31, 2018 and 2017.

Name and Principal Position	Year		Salary	Bonus		Option Awards	All other Compensation			Total Compensation
David Podwalski	2018		$245,833	$25,000	(11)	$100,960		$20,300	(1)	$392,093
President	2017		$94,545	-		$130,814		$7,298	(6)	$232,657

John Graham, Former CEO	2018		$417,000	$225,000	(14)	$592,766	$			$1,234,766
	2017		$266,449	$375,000	(14)	$1,590,635	$			$2,232,084

Sami Sassoun	2018	(2)	$144,262	$37,389	(12)	$131,297		$63,469	(3)	$376,417
Chief Financial Officer	2017	(7)	$109,276	$-		$82,432		$64,013	(8)	$255,720

David Malka	2018	(2)	$134,103	$69,922	(13)	$130,111		$68,132	(4)	$402,268
Vice President of Operations	2017	(7)	$105,000	$-		$110,904		$67,385	(9)	$283,288

Eugene Naidis	2018	(2)	$109,959	$-		$131,297		$50,197	(5)	$291,453
Vice President of R&D	2017	(7)	$96,418	$-		$82,432		$49,326	(10)	$228,176

(1)	Includes $15,246 in health benefits, $ 3,251 in life insurance premiums and $1,803 cellular telephone expenses.

(2)	Calculated based on the average exchange rate for the year of New Israeli Shekels to U.S. Dollars of NIS 3.604 = U.S. $1.00

(3)	Includes $18,336 in automobile expenses paid by Integrity, including leasing costs, insurance premiums, gasoline and/or repairs incurred in connection with the executive’s automobile, $333 in cellular communications expenses paid by Integrity, representing the estimated costs of our cellular communications expenses attributable to the executive, $17,527 in tax gross-up payments, and contributions to the (a) Severance Pay- Fund, (b) retirement plan feature of Managers’ Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) and (d) and statutory national insurance (Bituach Leumi) in the aggregate total amount of $27,817.

(4)	Includes $22,501 in automobile expenses paid by Integrity, including leasing costs, insurance premiums, gasoline and/or repairs incurred in connection with the executive’s automobile, $333 in cellular communications expenses paid by Integrity, representing the estimated costs of our cellular communications expenses attributable to the executive, $17,770 in tax gross-up payments, and contributions to the (a) Severance Pay- Fund, (b) retirement plan feature of Managers’ Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) and (d) statutory national insurance (Bituach Leumi) in the aggregate total amount of $27,528.

(5)	Includes $12,749 in automobile expenses paid by Integrity, including leasing costs, insurance premiums, gasoline and/or repairs incurred in connection with the executive’s automobile, $333 in cellular communications expenses paid by Integrity, representing the estimated costs of our cellular communications expenses attributable to the executive, $14,357 in tax gross-up payments, and contributions to the (a) Severance Pay- Fund, (b) retirement plan feature of Managers’ Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) and (d) statutory national insurance (Bituach Leumi) in the aggregate total amount of $22,758.

(6)	Includes $6,557 in health benefits and $741 cellular telephone expenses.

(7)	Calculated based on the average exchange rate for the year of New Israeli Shekels to U.S. Dollars of NIS 3.576 = U.S. $1.00

(8)	Includes $16,107 in automobile expenses paid by Integrity, including leasing costs, insurance premiums, gasoline and/or repairs incurred in connection with the executive’s automobile, $336 in cellular communications expenses paid by Integrity, representing the estimated costs of our cellular communications expenses attributable to the executive, $14,060 in tax gross-up payments, and contributions to the (a) Severance Pay- Fund, (b) retirement plan feature of Managers’ Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) and (d) and statutory national insurance (Bituach Leumi) in the aggregate total amount of $33,510.

(9)	Includes $21,745 in automobile expenses paid by Integrity, including leasing costs, insurance premiums, gasoline and/or repairs incurred in connection with the executive’s automobile, $336 in cellular communications expenses paid by Integrity, representing the estimated costs of our cellular communications expenses attributable to the executive, $14,060 in tax gross-up payments, and contributions to the (a) Severance Pay- Fund, (b) retirement plan feature of Managers’ Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) and (d) statutory national insurance (Bituach Leumi) in the aggregate total amount of $31,244.

(10)	Includes $15,101 in automobile expenses paid by Integrity, including leasing costs, insurance premiums, gasoline and/or repairs incurred in connection with the executive’s automobile, $336 in cellular communications expenses paid by Integrity, representing the estimated costs of our cellular communications expenses attributable to the executive, $10,705 in tax gross-up payments, and contributions to the (a) Severance Pay- Fund, (b) retirement plan feature of Managers’ Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) and (d) statutory national insurance (Bituach Leumi) in the aggregate total amount of $23,184.

(11)	Represents a sign-on bonus received by Mr., Podwalski as part of the terms of his June 26, 2017 employment contract.

(12)	Represents a performance bonus received by Mr. Sassoun as part of the terms of his February 1, 2017 employment contract.

(13)	Represents a retention bonus received by Mr. Malka as part of the terms in his April 7, 2017 employment agreement.

(14)	Represents a signing bonus in 2017 and a guaranteed bonus in 2018 received by Mr. Graham as part of the terms in his April 7, 2017 employment agreement.

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

On October 2, 2018 John Graham notified the Company of his resignation as CEO and Chairman of the Company for personal reasons, to be effective as of October 31, 2018. David Podwalski was appointed as President and Chief Operating Officer of the Company by its Board, effective October 9, 2018, and is appointed as a Director effective as of October 31, 2018 to fill the vacancy to be created by Mr. Graham’s resignation.

As a result, effective November 1, 2018, the Board approved an increase in David Podwalski’s annual base salary to $275,000; and the Board will re-evaluate his bonus payout as part of the annual compensation review at its January 2019 Board meeting, with new goals to be effective January 1, 2019. With respect to his $70,000 salary due in arrears, $50,000 were issued in RSUs, based on the price of the conversion of the outstanding preferred stock, and $20,000 shall be paid in cash as soon as practicable; and he shall be granted an addition 75,000 stock options with a three year term and three year vesting schedule with an exercise price based upon the price for the conversion of the existing preferred stock

David Malka

David Malka entered into an employment agreement with Integrity Israel in July 2010 pursuant to which Mr. Malka agreed to continue to serve as the Vice President of Operations of Integrity Israel. Mr. Malka’s employment agreement provided for an annual salary of NIS 240,000, or approximately $64,034 based on the exchange rate of 3.748 NIS / $1.00 USD in effect on December 31, 2018, and an annual bonus to be determined by the Board of Directors and an additional sum provided that Mr. Malka reaches certain milestones approved by the Board of Directors, as well as the payment of certain social and insurance benefits and the use of a company car. The agreement also provides that Mr. Malka’s annual salary shall be subject to increase from time to time at the discretion of the Board of Directors. We expect that Mr. Malka’s bonus formula, as previously determined by the Board of Directors, will be renegotiated once Integrity Israel has begun commercialization of its products. The agreement is terminable by either party on 90 days’ notice, immediately by Integrity Israel with the payment of an amount equal to 90 days of annual salary, or immediately by Integrity Israel for cause (as defined in the agreement) without the payment of severance. Mr. Malka’s employment agreement contains non-compete and confidentiality provisions effective during the term of the agreement and for one year thereafter.

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

Sami Sassoun

Mr. Sassoun’s appointment as Chief Financial Officer was made pursuant to an employment agreement (the “Sassoun Employment Agreement”) with Integrity Israel, dated February 1, 2017. The Sassoun Employment Agreement provides for a monthly base gross salary of NIS 30,000 (approximately $8,004 based on the exchange rate of NIS 3.748 /$1.00 USD in effect on December 31, 2018), as well as the payment of certain social benefits and the use of a company car. The Sassoun Employment Agreement is terminable by either party on 90 days’ notice or immediately by Integrity Israel for cause (as defined in the Employment Agreement) without the payment of severance. The Employment Agreement contains non-compete obligations applicable during the term of the agreement and for one year thereafter and confidentiality obligations that survive the termination of the agreement indefinitely.

In September 2017, the Compensation Committee and the Board of Directors approved an increase of Mr. Sassoun’s base salary to NIS 47,250 per month (approximately US$157,500 annually), which shall only start to take effect after the Company has completed the next round of financing and has sufficient funds to finance operations. The Compensation Committee and the Board of Directors also approved certain on-target performance bonus at 35% of Mr. Sassoun annual base salary and grant of stock options (pursuant to the Company’s 2010 Incentive Compensation Plan, as amended) equating to 1% of the fully diluted number of shares of the Company after the closing of the offering of Series C Units, with a strike price of US$4.50, with three-year quarterly vesting commencing on the first quarterly after the effective date.

Eugene Naidis

Eugene Naidis entered into an employment agreement with Integrity Israel in July 2010 pursuant to which Mr. Naidis agreed to continue to serve as the Vice President of Research and Development of Integrity Israel. Mr. Naidis’s employment agreement provided for an annual salary of NIS 276,000, or approximately $73,639 based on the exchange rate of 3.748 NIS / $1.00 USD in effect on December 31, 2018, as well as the payment of certain social and insurance benefits and the use of a company car. The agreement also provides that Mr. Naidis’s annual salary shall be subject to increase from time to time at the discretion of the Board of Directors. We expect that Mr. Naidis’s bonus formula, as previously determined by the Board of Directors, will be renegotiated once Integrity Israel has begun commercialization of its products. The agreement is terminable by either party on 90 days’ notice, immediately by Integrity Israel with the payment of an amount equal to 90 days of annual salary, or immediately by Integrity Israel for cause (as defined in the agreement) without the payment of severance. Mr. Naidis’s employment agreement contains non-compete and confidentiality provisions effective during the term of the agreement and for one year thereafter.

In September 2017, the Compensation Committee and the Board of Directors approved an increase of Mr. Naidis’s base salary to NIS 43,200 (US$144,000 annually), which shall only start to take effect after the Company has completed the next round of financing and has sufficient funds to finance operations. The Compensation Committee and the Board of Directors also approved certain on-target performance bonus at 35% Mr. Naidis’s annual base salary and grant of stock options (pursuant to the Company’s 2010 Incentive Compensation Plan, as amended) equating to 1% of the fully diluted number of shares of the Company after the closing of the offering of Series C Units, with a strike price of US$4.50, with three-year monthly vesting commencing on the first month after the effective date.

Outstanding Equity Awards as of December 31, 2018

The following table sets forth for each of Integrity’s named executive officers certain information regarding unexercised options as of December 31, 2018:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date
David Podwalski, President	146,752	143,833	$4.50	(1)	June 22, 2027
Sami Sassoun, Chief Financial Officer	125,195	167,729	$4.50	(2)	September 15, 2027
David Malka, Vice president of Operations	288,627	152,682	$4.5-$6.25	(3)	April 3, 2027
Eugene Naidis, Vice President of Research and Development	125,195	167,729	$4.50	(4)	September 15, 2027

(1)	Mr. Podwalski’s options vested or will vest in 12 equal quarterly installments beginning June 22, 2017.
(2)	Mr. Sassoun’s options vested or will vest in 12 equal quarterly installments beginning September 15, 2017.
(3)	Mr. Malka’s options to purchase 79,434 shares of Common Stock at an exercise price per share equal to $6.25 all vested as of April 3, 2017, pursuant to an amendment to his employment agreement. 361,875 of Mr. Malka’s options vested or will vest in 12 equal quarterly installments beginning April 7, 2017.
(4)	Mr. Naidis’s options vested or will vest in 12 equal quarterly installments beginning September 15, 2017.

DIRECTOR COMPENSATION

The following table sets forth information with respect to the compensation of our directors (other than Mr. Podwalski, whom did not receive separate compensation for their service as directors) as of December 31, 2018:

Name	Fees earned (2)	Payment for services in Restricted Stock Units (2)	Other Compensation (3)	Options Awards Vested (1)	Total
Angela Strand	$52,500	$38,750	$17,000	$4,000	$112,250
Robert Fischell	$45,000	$18,750		$4,000	$67,750
Revan Schwartz	$47,500	$18,750		$7,824	$74,074
Michael Hauck	$45,000	$18,750		$3,995	$67,745
	$190,000	$95,000	$17,000	$19,819	$321,819

(1)

The dollar value recognized for the stock option awards was determined in accordance with FASB ASC Topic 718. For information on the determination of the fair value of each option granted as of the grant date, and of assumptions made with respect to the value of the option awards, see Note 10 to our Consolidated Financial Statements for the year ended December 31, 2018 and calculated based on 34,227 options outstanding as of December 31, 2018 to all Board members, with the exception of Mr. Hauck whom had 18,005 options outstanding as of December 31, 2018.

(2)	On May 23, 2017, the Board approved the following compensation for all non-employee directors and interim officers serving on the Board:

●	an annual cash payment to each non-employee director and interim officer of the Company in the amount of $35,000, payable in four equal quarterly installments of $8,750 each on the last day of each calendar quarter commencing with the fourth quarter of 2017, subject to their continued service as of each such date;

●	an additional annual cash payment to each member of a Board committee in the amount of $5,000, payable in four equal quarterly installments of $1,250 each on the last day of each calendar quarter commencing with the second quarter of 2017, subject to their continued service as of each such date;

●	an additional annual cash payment to the chairperson of a Board committee in the amount of $12,500, payable in four equal quarterly installments of $3,125 each on the last day of each calendar quarter commencing with the second quarter of 2017, subject to their continued service as of each such date;

●	the grant to each non-employee director and each interim officer of the Company of a one-time award of options to purchase up to an aggregate of 14,894 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), at an exercise price of $4.50, under and pursuant to the Company’s 2010 Incentive Compensation Plan, as amended (the “Plan”), which options vest in 12 equal monthly increments commencing as of June 1, 2017 (subject to their continued service as of each such date) and have a term of 10 years (the “Director Option Awards”);

●	the grant to each non-employee director and each interim officer of the Company of an award of Restricted Stock Units (“RSUs”), to be granted on June 1, 2017 and vesting on June 1, 2018, with a cash value of $45,000 based on the 30-day volume weighted average price of the Company’s Common Stock on June 1, 2017, subject to their continued service on and through such date, and settled on such date as they elect or upon termination of their service with the Company; and

●

an additional annual cash payment to the vice chairperson of the Board in the amount of $20,000, payable in RSUs under the same vesting terms.

On January 22, 2019, the Board approved to combine the Compensation Committee and Nominating and Governance committee into one committee and as a result to increase the annual cash payment to the chairperson of a Board committee to $15,000, payable in four equal quarterly installments of $3,750 and to increase the annual cash payment to each member of a Board committee to $6,500, payable in four equal quarterly installments of $1,625. These fees are payable on the last day of each calendar quarter commencing with the first quarter of 2019, subject to the continued service as of each such date.

(3)	On May 4, 2017, the Board of Directors unanimously voted to appoint Angela Strand, a member of the Board of Directors, as the interim Chief Strategy Officer of the Company, effective as of May 1, 2017 through September 30, 2017. On May 5, 2017, the Company entered into a letter agreement with Ms. Angela Strand confirming her appointment as interim Chief Strategy Officer of the Company. Pursuant to the terms of the letter agreement, Ms. Strand receives aggregate compensation of $150,000 for her service during the term of employment, paid monthly on the schedule mutually agreed upon by the parties. For the year ended December 31, 2017 and 2018, Ms. Strand received $60,000 and $17,000 of this fee and the balance was deferred and scheduled for payment in 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. Equity Compensation Plan Information

The following table sets forth information as of December 31, 2018 with respect to securities authorized for issuance under the Plan, which has been approved by Integrity’s stockholders, as well as securities authorized for issuance under certain compensation arrangements that were not subject to approval by Integrity’s stockholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,992,610		$4.70	3,007,390	(1)
Equity compensation plans not approved by security holders	51,001,332	(2)	$0.258	-
Total	54,993,942		$0.356	3,007,390

(1)	On April 7, 2017, the Board approved an amendment to the 2010 Incentive Compensation Plan of the Company (the “Plan”) to increase the number of shares of the Company’s Common Stock reserved for issuance under the Plan from 1,000,000 shares to 5,625,000 shares. On February 15, 2018, the Board approved another amendment to the Plan to further increase the number of shares of common stock reserved for issuance under the Plan to 7,000,000 shares. On March 23, 2018, stockholders of the Company approved the two amendments to the Plan adopted by the Board as of April 7, 2017 and February 15, 2018.

(2)	Consists of: (i) warrants to purchase 129,556 As a result of future issuances, the exercise price per share and the number of shares of Common Stock issuable upon exercise of each such warrant were adjusted several times and as of December 31,2018 the number of warrants was 3,138,471 shares of Common Stock issuable to Andrew Garrett, Inc., as partial consideration for its services as the placement agent for Integrity’s private placement of 1,295,545 shares of Common Stock completed in July 2011, (ii) warrants to purchase 256,769 As a result of future issuances, the exercise price per share and the number of shares of Common Stock issuable upon exercise of each such warrant were adjusted several times and as of December 31,2018 the number of warrants was 6,350,076 shares of Common Stock issued or issuable to Andrew Garrett, Inc., as partial consideration for its services as placement agent for Integrity’s private placement of the Series A Units; (iii) warrants to purchase 439,674 As a result of future issuances, the exercise price per share and the number of shares of Common Stock issuable upon exercise of each such warrant were adjusted several times and as of December 31,2018 the number of warrants was 12,269,988 shares of Common Stock issued or issuable to Andrew Garrett, Inc., as partial consideration for its services as placement agent for Integrity’s private placement of the Series B Units; (iv) warrants to purchase 800,161 As a result of future issuances, the exercise price per share and the number of shares of Common Stock issuable upon exercise of each such warrant were adjusted several times and as of December 31,2018 the number of warrants was 17,316,550 shares of Common Stock issued or issuable to Andrew Garrett, Inc., as partial consideration for its services as placement agent for Integrity’s private placement of the Series C Units; (v) warrants to purchase 547,018 As a result of future issuances, the exercise price per share and the number of shares of Common Stock issuable upon exercise of each such warrant were adjusted several times and as of December 31,2018 the number of warrants was 11,926,247 shares of Common Stock issued or issuable to the placement agent for Integrity’s private placement of the Series D Units as partial consideration for its services;.

As disclosed in the Company’s Definitive Schedule 14A, filed on November 23, 2018, the warrants issued to Andrew Garrett, Inc. (“AGI Warrants”) by the Company contain full ratchet provisions pursuant to which as a result of the Forced Conversion Price, the exercise price of those warrants will be decreased, and the number of warrants increased proportionately and as such all of the above warrants were exchanged to reflect the above balance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our Common Stock within 60 days of April 15, 2019 by:

●	each person known to us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our named executive officers and our current directors; and
●	all of our executive officers and directors as a group.

Except as otherwise indicated below, the address of each beneficial owner listed in the table is c/o Integrity Application Inc., 19 Ha’Yahlomim Street, Ashdod Israel

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 146,689,805 shares of common stock outstanding on April 15, 2019. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 15, 2019. We did not deem these exercisable shares outstanding, however, for the purpose of computing the percentage ownership of any other person. The applicable footnotes are an integral part of the table and should be carefully read in order to understand the actual ownership of our securities, particularly by the 5% stockholders listed in the table.

Name of Beneficial Owner	Number of Shares Beneficially Held	Number of Options and Warrants Exercisable within 60 days	Total Shares Beneficially Owned (1)
			Number		Percent
Dr. Robert Fischell	222,677	41,560	264,237	(2)	0.18%
Angela Strand	223,599	41,560	265,159	(3)	0.18%
Revan Schwartz	148,082	41,560	189,642	(4)	0.13%
Michael Hauck	143,937	15,180	159,117	(5)	0.11%
David Malka	239,975	305,119	545,094	(6)	0.37%
Sami Sassoun	116,280	169,334	285,614	(7)	0.19%
Eugene Naidis	63,627	169,334	232,961	(8)	0.16%
David Podwalski	193,799	202,106	395,904	(9)	0.27%
All Executive Officers and Directors as a group (8 persons)	1,351,976	985,753	2,337,728		1.60%

Principal Stockholders
John A Ballantyne Rev Trust 08/01/2017	19,557,223		19,557,223	(10)	13.33%
Vayikra Capital LLC	8,094,041		8,094,041	(11)	5.52%

(1) Subject to a 4.99% beneficial ownership limitation applicable to all holders of the Common. Accordingly, the percentages are based on 146,689,805shares of common stock outstanding. All outstanding warrants contain a 4.99% equity blocker which prevents the holders from exercising warrants for common stock if such exercise would result in such holder’s ownership at any given time exceeding 4.99% of the Company’s outstanding common stock (the “Blocker Limitation”.) The foregoing table specifically excludes the exercise of the warrants if such exercise would result in such holder’s ownership at any given time exceeding 4.99% of the Company’s outstanding common stock (the” Blocked Securities”.)

(2) All the options to purchase an aggregate of 41,560 shares of Common Stock granted to Dr. Fischell under the Incentive Plan, will be deemed vested within 60 days of April 15, 2019. In addition to vested options, this number also includes 222,677 shares of Common Stock owned by Dr. Fischell.

(3) All the options to purchase an aggregate of 41,560 shares of Common Stock granted to Ms. Strand under the Incentive Plan, will be deemed vested within 60 days of April 15, 2019. In addition to vested options, this number also includes 223,599 shares of Common Stock owned by Ms. Strand.

(4) All the options to purchase an aggregate of 41,560 shares of Common Stock granted to Mr. Schwartz under the Incentive Plan, will be deemed vested within 60 days of April 15, 2019. In addition to vested options, this number also includes 148,082 shares of Common Stock owned by Mr. Schwartz.

(5) All the options to purchase an aggregate of 15,180 shares of Common Stock granted to Mr. Hauck under the Incentive Plan, will be deemed vested within 60 days of April 15, 2019. In addition to vested options, this number also includes 143,937 shares of Common Stock owned by Mr. Hauck.

(6) Of the options to purchase an aggregate of 441,309 shares of Common Stock granted to Mr. Malka under the Incentive Plan, of which 305,119 options will be deemed vested within 60 days of April 15, 2019. In addition to vested options, this number also includes 239,975 shares of Common Stock owned by Mr. Malka.

(7) Of the options to purchase an aggregate of 292,924 shares of Common Stock granted to Mr. Sassoun under the Incentive Plan, of which 169,334 options will be deemed vested within 60 days of April 15, 2019. In addition to vested options, this number also includes 116,280 shares of Common Stock owned by Mr. Sassoun.

(8) Of the options to purchase an aggregate of 292,924 shares of Common Stock granted to Mr. Naidis under the Incentive Plan, of which 169,334 options will be deemed vested within 60 days of April 15, 2019. In addition to vested options, this number also includes 63,627 shares of Common Stock owned by Mr. Naidis.

(9) Of the options to purchase an aggregate of 365,585 shares of Common Stock granted to Mr. Podwalski under the Incentive Plan, of which 202,106 options will be deemed vested within 60 days of April 15, 2019. In addition to vested options, this number also includes 193,798 shares of Common Stock owned by Mr. Podwalski.

(10) In addition, the John A. Ballantyne Revocable Trust 08/01/2017 owns additional shares of common stock acquirable within 60 days, each of which is subject to a Blocker Limitation. However, the percentage ownership by the John A. Ballantyne Revocable Trust 08/01/2017 is currently in excess of such Blocker Limitations, and as a result, such Blocker Securities have been excluded from the table. These Blocker Securities consist of 3,333,334 shares of common stock issuable upon the exercise warrants. The address of John A. Ballantyne Rev Trust 08/01/2017 is 7410 Claire Drive South, South Fargo, ND 58104. John A. Ballantyne has voting and investment control over the shares held by John A. Ballantyne Rev Trust 08/01/2017.

(11) In addition, Vayikra Capital LLC beneficially owns additional shares of common stock acquirable within 60 days, each of which is subject to a Blocker Limitation. However, the percentage ownership by Vayikra is currently in excess of such Blocker Limitations, and as a result, such Blocker Securities have been excluded from the table. These Blocker Securities consist of the 1,283,334 shares of common stock issuable upon the exercise warrants. The address of Vayikra Capital LLC is 1 Farmstead Road, Short Hills NJ, 07078. Philip M. Darivoff has voting and investment control over the shares held by Vayikra Capital LLC.

Changes in Control

There are no arrangements known to the Company the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

On May 4, 2017, the Board unanimously voted to appoint Angela Strand, a member of the Board of Directors, as the interim Chief Strategy Officer of the Company, effective as of May 1, 2017 through September 30, 2017. On May 5, 2017, the Company entered into a letter agreement with Ms. Angela Strand confirming her appointment as interim Chief Strategy Officer of the Company. Pursuant to the terms of the letter agreement, Ms. Strand receives aggregate compensation of $150,000 for her service during the term of employment, paid monthly on the schedule mutually agreed upon by the parties. As of December 31, 2018 the company had an outstanding balance of $154,793 due to Ms. Strand, $73,000 of consulting fees and $81,793 in Board fees.

General

Integrity’s bylaws provide that the size of the Board of Directors shall be determined from time to time by resolution of the Board of Directors but shall not consist of less than one director nor more than fifteen. The Board of Directors currently has five members.

Director Independence

Integrity is not currently listed on any national securities exchange. As a result, Integrity is not subject to the requirements of any securities exchange providing that a majority of the Board of Directors must be comprised of independent directors. Nevertheless, for purposes of this proxy statement, Integrity applied the independence rules of the NYSE MKT to determine the independence of its directors. The independence rules of the NYSE MKT include a series of objective tests, including that an “independent” person will not be employed by Integrity and will not be engaged in various types of business dealings with Integrity. Applying these rules and based on representations from the directors with respect to their independence thereunder, the Board of Directors has determined that, other than David Podwalski, each of the current members of Integrity’s Board of Directors is independent.

Director Compensation

Directors of Integrity receive compensation from the Company which compensation is described below under Director Compensation.

Board Leadership Structure

The Board of Directors of Integrity has not adopted a formal policy regarding the need to separate or combine the offices of Chairman of the Board and Chief Executive Officer and instead the Board remains free to make this determination from time to time in a manner that it determines to be most appropriate for Integrity. The Board of Directors believes that the independent directors work well together in the current board structure, and has designated the Vice-Chairman as lead independent director to add significant benefit to the Board of Directors’ oversight role.

Committees of the Board of Directors

The Board of Directors of Integrity currently has two committees, an Audit Committee, and a Compensation, Nominating and Corporate Governance Committee. The Board of Directors has determined that its Audit Committee Chair, Revan Schwartz, qualifies as an “Audit Committee Financial Expert”.

Board Meeting Attendance

During 2018, the Board of Directors met 7 times and acted by unanimous written consent 15 times. Each member of the Board of Directors attended the meetings of the Board of Directors held in the 2018 fiscal year during the period for which he was a director.

Integrity does not have a formal policy regarding director attendance at annual meetings of stockholders. However, all directors are encouraged to attend Integrity’s annual meetings of stockholders in person.

Director Qualifications and Nominating Process

Director nominees are considered by the full Board of Directors. The Board of Directors does not maintain any specific minimum qualifications for director candidates. However, the Board of Directors believes that directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of Integrity’s stockholders and must also be able to dedicate the time and resources sufficient to ensure the diligent performance of their duties. While the Board of Directors does not have a formal policy with regard to the consideration of diversity in identifying director nominees, the Board of Directors seeks to include a range of talents, experience, skills, diversity and expertise (particularly in the areas of accounting and finance, management, domestic and international markets, leadership and corporate governance, and the medical device and related industries) sufficient to provide sound and prudent guidance with respect to the operations of Integrity and the interests of Integrity and its stockholders. All of the nominees for election as directors at the Annual Meeting were nominated by the Board of Directors. Integrity did not receive any stockholder nominations for directors to be elected at the Annual Meeting.

Candidates for director may come from a number of sources including, among others, recommendations from current directors, recommendations from management, and recommendations from stockholders. Director candidates are evaluated to determine whether they have the qualities and skills set forth above. Such evaluation may be by personal interview, background investigation and other appropriate means. The Board of Directors has not engaged any third-party search firms to identify director candidates.

The Board of Directors considers individuals for nomination for election to the Board of Directors from any source, including stockholder recommendations. The Board of Directors does not evaluate candidates differently based on who has made the recommendation. Consideration of nominee candidates typically involves a series of internal discussions and a review of information concerning a candidate’s qualifications and perceived contributions.

Processes for the Consideration and Determination of Executive and Director Compensation

The Board of Directors is responsible for, among other things, establishing Integrity’s general compensation philosophy and overseeing the development and implementation of Integrity’s compensation and benefits program. The Board of Directors is also responsible for reviewing the performance of Integrity’s Chief Executive Officer and other executive officers and setting the compensation of the Chief Executive Officer and such other executive officers. The Board of Directors also sets and approves its own compensation. In considering and determining the compensation to be paid to Integrity’s executive officers, the Board of Directors receives information and recommendations from the Chief Executive Officer as to such compensation, including recommendations as to the amount and form of such compensation. Neither Integrity nor the Board of Directors has retained the services of any compensation consultant to assist in determining or recommending the amount or form of executive and director compensation.

Communications with the Board of Directors

Integrity does not have a formal procedure for stockholder communication with its Board of Directors. Stockholders who wish to contact the Board of Directors or an individual director should send their correspondence to Integrity Applications, Inc., 19 Ha’Yahalomim St., P.O. Box 12163,Ashdod, Israel L3 7760049, Attention: Chief Financial Officer. Any such communication should specify the applicable addressee or addressees to be contacted, as well as the general topic of the communication. Integrity will initially receive and process a communication before forwarding it to the addressee or addressees. Integrity generally will not forward a stockholder communication to its directors if it determines that such communication is primarily commercial in nature or is abusive, threatening or otherwise inappropriate.

Role of the Board of Directors in Risk Oversight

Integrity’s management has responsibility for managing day-to-day risk and for bringing the most material risks facing Integrity to the Board of Directors’ attention. To facilitate the Board of Directors’ risk oversight responsibility, management provides the Board of Directors with information about its identification, assessment and management of critical risks and its risk mitigation strategies. These matters are further discussed by the Board of Directors with or without the presence of management.

Code of Ethics

Integrity has adopted a code of ethics that applies to its Chief Executive Officer and its senior financial officers (currently consisting only of the Chief Financial Officer). This code of ethics is available on Integrity’s website at www.integrity-app.com. If Integrity makes any substantive amendments to the code or grants any waiver, including any implicit waiver, from a provision of the code to its principal executive, financial or accounting officer, it will disclose the nature of the amendment or waiver on its website or in a report on a Current Report on Form 8-K filed in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Item 14. Principal Accounting Fees and Services. Audit Fees

Fees for services rendered by Fahn Kanne & Co. (“Fahn Kanne”) for professional services rendered for the 2018 and 2017 audit of our annual financial statements, review of financial statements included in quarterly reports on Form 10-Q in 2018 and 2017, review of the Registration Statement on Form S-1 filed in November 2017 and out of pocket expenses, totaled approximately $58,070 and $48,261 for 2018 and 2017, respectively.

Audit-Related Fees

Integrity did not pay Fahn Kanne any fees in 2018 or 2017 for assurance and related services reasonably related to the performance of the audit or review of the Integrity’s financial statements.

Tax Fees

Fees for services rendered by BDO in 2018 and 2017 for tax compliance, tax advice, and tax planning services totaled approximately $3,095 and $2,992, respectively.

All Other Fees

Integrity did not pay any other fees to Fahn Kanne in 2018 or 2017.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board is solely responsible for the pre-approval of all audit and non-audit services to be provided by the independent accountants. The Board approved all of the fees paid to Fahn Kanne for the years ended December 31, 2018 and 2017.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Document List

(1)	Financial Statements:

The financial statements of the Company filed herewith are set forth in Part II, Item 8 of this report.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits:

Exhibit Number	Description
2.1	Merger Agreement and Plan of Reorganization, dated as of May 25, 2010, by and among Integrity Applications, Inc., Integrity Acquisition Ltd. and A.D. Integrity Applications Ltd. (1)
3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
3.3	Bylaws of Integrity Applications, Inc. (1)
3.4	Certificate of Designation of Preferences and Rights of Series A 5% Convertible Preferred Stock (2)
3.5	Certificate of Designation of Preferences and Rights of Series B 5.5% Convertible Preferred Stock (3)
3.6	Certificate of Designation of Preferences and Rights of Series C 5.5% Convertible Preferred Stock (8)
4.1	Specimen Certificate Evidencing Shares of Common Stock (1)
4.2	Form of Common Stock Purchase Warrant (1)
4.3	Form of Series A Securities Purchase Agreement (2)
4.4	Form of Series A Common Stock Purchase Warrant (2)
4.5	Form of Series A Registration Rights Agreement (2)
4.6	Form of Series B Securities Purchase Agreement (3)
4.7	Form of Series B-1 Common Stock Purchase Warrant (3)
4.8	Form of Series B-2 Common Stock Purchase Warrant (3)
4.9	Form of Series B Registration Rights Agreement (3)
4.10	Form of Series C Securities Purchase Agreement (8)
4.11	Form of Series C-1 Common Stock Purchase Warrant (8)
4.12	Form of Series C-2 Common Stock Purchase Warrant (8)
4.13	Form of Series C Registration Rights Agreement (8)
4.14	Form of Series D Securities Purchase Agreement (12)
4.15	Form of Series D-1 Common Stock Purchase Warrant (12)
4.16	Form of Series D-2 Common Stock Purchase Warrant (12)
4.17	Form of Series D-3 Common Stock Purchase Warrant (12)
4.18	Form of Series D Registration Rights Agreement (12)
10.1*	Integrity Applications, Inc. 2010 Incentive Compensation Plan (1)
10.2*	Amendment No. 1 to Integrity Applications, Inc. 2010 Incentive Compensation Plan (13)
10.3*	Amendment No. 2 to Integrity Applications, Inc. 2010 Incentive Compensation Plan (11)
10.4*	Form of Director and Officer Indemnification Agreement (1)
10.5*	Personal Employment Agreement, dated as of October 19, 2010, between A.D. Integrity Applications Ltd. and Avner Gal (1)
10.6*	Letter Agreement, effective as of April 7, 2017, among Integrity Applications, Inc., A.D. Integrity Applications Ltd., and Avner Gal (11)
10.7*	Amended and Restated Personal Employment Agreement, effective as of April 7, 2017, between A.D. Integrity Applications Ltd. and David Malka (11)
10.8	Irrevocable Undertaking of Indemnification, dated as of July 26, 2010, by and among Integrity Applications, Inc., Avner Gal, Zvi Cohen, Ilana Freger, David Malka and Alexander Raykhman (1)
10.9	Investment Agreement, dated February 18, 2003, between A.D. Integrity Applications Ltd., Avner Gal, Zvi Cohen, David Freger and David Malka and Yigal Dimri (1)
10.10*	Form of Stock Option Agreement (1)

10.11*	Form of Stock Option Agreement (ESOP) (1)
10.12	Letter of Approval, addressed to Integrity Applications Ltd. from the Ministry of Industry, Trade and Employment of the State of Israel (6)
10.13	Letter of Undertaking, addressed to the Ministry of Industry, Trade and Employment of the State of Israel – Office of the Chief Scientist from Integrity Applications Ltd. (4)
10.14	Investment Agreement, dated March 16, 2004, by and among A.D. Integrity Applications Ltd., Yitzhak Fisher, Asher Kugler and Nir Tarlovsky. (4)
10.15*	Personal Employment Agreement, dated as of October 22, 2013, between A.D. Integrity Applications Ltd. and Eran Hertz. (7)
10.16	Personal Employment Agreement, dated as of February 1, 2017, between A.D. Integrity Applications Ltd. and Sami Sassoun (9)
10.17	Amended and Restated Consulting Agreement, dated as of February 6, 2017, between Integrity Applications, Inc. and Strand Strategy (9)
10.18	Personal Employment Agreement, dated as of March 20, 2017, between Integrity Applications, Inc. and John Graham (9)
10.19*	First Amendment to Employment Agreement, effective as of April 7, 2017, between Integrity Applications, Inc. and John Graham (11)
10.20*	Employment Agreement, effective as of June 26, 2017, between Integrity Applications, Inc. and David Podwalski (5)
14.1	Code of Ethics (9)
21.1	Subsidiaries of Integrity Applications, Inc. (10)
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 **
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 **
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 **
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 **
101.INS	XBRL Instance Document **
101.SCH	XBRL Schema Document **
101.CAL	XBRL Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Calculation Linkbase **
101.LAB	XBRL Label Linkbase Document **
101.PRE	PRE XBRL Presentation Linkbase Document **

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on August 22, 2011.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 18, 2013.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on September 5, 2014.
(4)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1, as filed with the SEC on October 7, 2011.
(5)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, as filed with the SEC on August 18, 2017.
(6)	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1, as filed with the SEC on November 10, 2011.
(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on March 27, 2014.
(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 15, 2016.
(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on March 31, 2017.
(10)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on November 7, 2017.
(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 15, 2017
(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 7, 2018.
(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 23, 2016.

*	Compensation Plan or Arrangement or Management Contract.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of this 1st day of April 15, 2019.

INTEGRITY APPLICATIONS, INC.

By:	/s/ David Podwalski
Name:	David Podwalski
Title:	President

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of the registrant, do hereby constitute and appoint David Podwalski and Sami Sassoun, and each of them, as his or her true and lawful attorney-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Podwalski	President	April 15, 2019
David Podwalski	(Principal Executive Officer)

/s/ Sami Sassoun	Chief Financial Officer	April 15, 2019
Sami Sassoun	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert Fischell	Director	April 15, 2019
Dr. Robert Fischell

/s/ Angela Strand	Vice Chairperson	April 15, 2019
Angela Strand

/s/ Revan Schwartz	Director	April 15, 2019
Revan Schwartz

/s/ Michael Hauck	Director	April 15, 2019
Michael Hauck

INTEGRITY APPLICATIONS, INC.

Consolidated Financial Statements
as of December 31, 2018

Fahn Kanne & Co.
Head Office
32 Hamasger Street
Tel-Aviv 6721118, ISRAEL
PO Box 36172, 6136101

T +972 3 7106666
F +972 3 7106660
www.gtfk.co.il

Report of Independent Registered Public Accounting Firm
Board of Directors and the Stockholders of
INTEGRITY APPLICATIONS, INC.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Integrity Applications, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1B, the Company has not yet generated material revenues from its operations to fund its activities and is therefore dependent upon external sources for financing its operations. As of December 31, 2018, the Company has incurred accumulated deficit of $87,186,783, stockholder’s deficit of $2,873,301 and negative operating cash flows. These factors among others, as discussed in Note 1B to the consolidated financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 1B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ FAHN KANNE & CO. GRANT THORNTON ISRAEL

Certified Public Accountants (Isr.)

We have served as the Company’s auditor since 2010.

Tel-Aviv, Israel

April 15, 2019

INTEGRITY APPLICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	December 31, 2018	December 31, 2017
Current Assets
Cash and cash equivalents	97,079	53,782
Accounts receivable, net	22,779	121,782
Inventories (Note 3)	170,999	957,349
Other current assets (Note 4)	23,288	94,137
Total current assets	314,145	1,227,050

Property and Equipment, Net (Note 5)	149,779	216,746

Long-Term Restricted Cash	52,605	39,562

Funds in Respect of Employee Rights Upon Retirement	171,657	185,570

Total assets	688,186	1,668,928

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	2,064,259	2,419,988
Other current liabilities (Note 6)	1,157,350	1,265,954
Total current liabilities	3,221,609	3,685,942

Long-Term Liabilities
Long-Term Loans from Stockholders (Note 8)	168,221	182,767
Liability for Employee Rights Upon Retirement (Note 2J)	171,657	185,570
Warrants with Down-Round Protection (Note 10C)	-	768,249
Total long-term liabilities	339,878	1,136,586

Total liabilities	3,561,487	4,822,528

Commitments and Contingent Liabilities (Note 9)
Temporary Equity (Note 10.A)
Convertible Preferred Stock of $0.001 par value (“Preferred Stock”):
10,000,000 shares of Preferred Stock authorized as of December 31, 2017, and as of December 31, 2016
Preferred Stock Series A issued and outstanding 0 and 376 shares as of December 31, 2018 and of December 31, 2017, respectively	-	221,152
Preferred Stock Series B issued and outstanding 0 and 15,031 shares as of December 31, 2018, and as of December 31, 2017, respectively	-	6,715,844
Preferred Stock Series C issued and outstanding 0 and 12,004 shares as of December 31, 2018 and December 31, 2017, respectively	-	6,484,337
Total Temporary Equity	-	13,421,333

Stockholders’ Deficit
Common Stock of $0.001 par value (“Common Stock”):
200,000,000 and 40,000,000 shares authorized as of December 31, 2018, and December 31, 2017; issued and outstanding shares 141,634,700 and 6,821,792 shares as of December 31, 2017, and December 31, 2016, respectively	141,638	6,824
Additional paid in capital	84,007,612	30,676,180
Accumulated other comprehensive income	164,232	110,675
Accumulated deficit	(87,186,783)	(47,368,612)
Total stockholders’ deficit	(2,873,301)	(16,574,933)

Total liabilities, temporary equity and stockholders’ deficit	688,186	1,668,928

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	2018	2017

Revenues	43,488	589,462

Research and development expenses (Note 11)	3,032,863	3,207,466
Selling and Marketing (Note 12)	1,092,462	1,525,168
General and administrative expenses (Note 13)	2,456,763	6,432,679
Total operating expenses	6,582,088	11,165,313

Operating loss	6,538,600	10,575,851
Financing income (expense), net (Note 14)	(176,820)	247,045
Loss for the period	6,715,420	10,328,806
Other comprehensive income:
Foreign currency translation adjustment	53,557	48,099

Comprehensive Loss for the period	6,661,863	10,280,707

Loss per share (Basic) (Note 16)	(4.74)	(1.87)

Loss per share (Diluted) (Note 16)	(4.74)	(1.87)

Common shares used in computing Basic Loss per share (Note 16)	8,396,847	6,285,324

Common shares used in computing Diluted Loss per share (Note 16)	8,396,847	6,285,324

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (cont.)

	US Dollars (except share data)
	Common Stock		Additional	Accumulated other		Total
	Number		paid in	comprehensive	Accumulated	stockholders’
	of shares	Amount	capital	income	deficit	deficit

Balance as of January 1, 2017	6,026,527	6,028	24,586,142	62,576	(35,604,176)	(10,949,430)
Loss for the year	-	-	-	-	(10,328,806)	(10,328,806)
Other comprehensive income	-	-	-	48,099	-	48,099
Amounts allocated to Series C-1 and Series C-2 Warrants, net	-	-	1,672,766	-	-	1,672,766
Amounts allocated to Series D-1, Series D-2 and Series D-3 Warrants, net	-	-	148,044	-	-	148,044
Stock dividend on Series C Preferred Stock	237,169	238	565,795	-	(566,033)	-
Stock dividend on Series B Preferred Stock	359,505	359	854,288	-	(854,647)	-
Cash dividend on Series A Preferred Stock	-	-	-	-	(14,950)	(14,950)
Amounts allocated to issuance of Common Stock from Series D offering	94,444	94	176,971	-		177,065
Stock-based compensation	104,147	105	2,672,174	-		2,672,279
Balance as of December 31, 2017	6,821,792	6,824	30,676,180	110,675	(47,368,612)	(16,574,933)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (cont.)

	Common Stock		Additional	Accumulated other		Total
	Number of shares	Amount	paid in capital	comprehensive income	Accumulated deficit	stockholders’ deficit

Balance as of January 1, 2018	6,821,792	6,824	30,676,180	110,675	(47,368,612)	(16,574,933)
Loss for the period	-	-	-	-	(6,715,420)	(6,715,420)
Other comprehensive income	-	-	-	53,557	-	53,557
Conversion of preferred Shares into common	106,243,915	106,244	27,304,685	-	(13,989,596)	13,421,333
Conversion of Dividends into Common	109,302	109	28,092	-	-	28,201
Conversion of late dividend fee into Common	492,422	492	126,565	-	-	127,057
Additional Shares issued to Series D holders on Conversion	22,485,158	22,486	5,778,686	-	(5,801,172)	-
Conversion of warrants	-	-	182,093	-	(182,093)	-
Stock dividend on Series C Preferred Stock	863,374	863	2,114,766	-	(2,115,629)	-
Stock dividend on Series B Preferred Stock	1,081,115	1,082	2,648,106	-	(2,649,188)	-
Cash dividend on Series A Preferred Stock	-	-	-	-	(18,454)	(18,454)
Issuance of Common Stock from Series D offering	1,273,112	1,273	2,502,112	-	-	2,503,385
Stock-based compensation	830,401	831	704,417	-	-	705,248
Amounts allocated to Series D-1, D-2 and Series D-3 Warrants, net	-	-	2,091,362	-	-	2,091,362
Early adoption of ASU 2017-11 (*)	-	-	3,273,971	-	(2,505,723)	768,248
Warrants issued as consideration for placement agent services	-	-	367,115	-	-	367,115
Effect of down round protection of warrants upon occurrence of trigger event	-	-	5,840,896	-	(5,840,896)	-
Issuance of shares as settlement of financial liabilities	1,434,109	1,434	368,566	-	-	370,000
Balance as of Dec 31, 2018	141,634,700	141,638	84,007,612	164,232	(87,186,783)	(2,873,301)

(*) See Note 2U and 2W

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2018	2017
Cash flows from operating activities:
Income (loss) for the year	(6,715,420)	(10,328,806)
Adjustments to reconcile income (loss) for the year to net cash used in operating activities:
Depreciation	58,789	67,878
Stock-based compensation	705,248	2,672,279
Stock based compensation to financial advisor - warrants with Down-Round Protection	-	32,880
Change in the fair value of warrants issued with down-round protection	-	(300,322)
Linkage difference on principal of loans from stockholders	(927)	3,034
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	89,307	(19,274)
Decrease in inventory	720,378	608,212
Increase in other current assets	64,172	286,834
Increase in accounts payable	(261,915)	620,798
Increase (decrease) in other current liabilities	448,091	471,334
Increase in funds in respect of employee rights upon retirement	-	(9,861)
Net cash used in operating activities	(4,892,277)	(5,895,014)

Cash flows from investment activities:
Purchase of property and equipment	(5,371)	(19,467)
Net cash used in investment activities	(5,371)	(19,467)

Cash flows from financing activities
Cash dividend on Series A Preferred Stock	-	(5,731)
Proceeds allocated to Series C Preferred Stock, net of cash issuance expenses	-	3,598,254
Proceeds allocated to Series C Warrants, net of cash issuance expenses	-	1,780,963
Proceeds allocated to Series D Warrants, net of cash issuance expenses	2,258,607	171,837
Proceeds allocated to Common Stock from Series D offering, net of cash issuance expenses	2,703,255	205,413
Net cash provided by (used in) financing activities	4,961,862	5,750,736

Effect of exchange rate changes on cash and cash equivalents	(7,874)	72,580

Increase (decrease) in cash, cash equivalents, and restricted cash	56,340	(91,165)
cash, cash equivalents, and restricted cash at beginning of the year	93,344	184,509
cash, cash equivalents, and restricted cash at end of the year	149,684	93,344

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

Supplementary information on financing activities not involving cash flows:

During the year ended December 31, 2018, $2,649,188 and $2,115,629 representing the fair value of the shares of Common Stock issued to owners of Series B Preferred Stock and owners of Series C Preferred Stock, respectively, were accounted for as stock dividends in the statement of changes in stockholders’ deficit and were charged to accumulated deficit against additional paid in capital and Common Stock therein.

During the year ended December 31, 2018, the Company accrued a cash dividend in the amount of $18,454, in the aggregate, to be paid to holders of its Series A Preferred Stock.

During the year ended December 31, 2018, $367,115 representing the fair value of warrants issued as consideration for placement agent services, this amount was accounted for as Warrants with down-round protection. upon issuance, the fair value was recognized as an increase of additional paid in capital. Of these direct issuance expenses, $167,245 was allocated to the Series D-1, D-2 and Series D-3 Warrants and was recorded as a reduction of additional paid in capital, and $199,870 was allocated to the Series D common stock and was recorded as a reduction of additional paid in capital.

During the year ended December 31, 2017, $854,647 and $566,033, representing the fair value of the shares of Common Stock issued to owners of Series B Preferred Stock and owners of Series C Preferred Stock, respectively, were accounted for as stock dividends in the statement of changes in stockholders’ deficit and were charged to accumulated deficit against additional paid in capital and Common Stock therein.

During the year ended December 31, 2017, the Company accrued a cash dividend in the amount of $9,400, in the aggregate, to be paid to holders of its Series A Preferred Stock.

During the year ended December 31, 2017, $353,721 representing the fair value of warrants issued as consideration for placement agent services, this amount was accounted for as Warrants with down-round protection within long-term liabilities (see Note 2U regarding the change in the accounting treatment of warrants with round down protection). Of these direct issuance expenses, $108,197 was allocated to the Series C-1 and Series C-2 Warrants and was recorded as a reduction of additional paid in capital, $218,383 was allocated to the Series C Preferred Stock and recorded as a reduction of temporary equity, $12,405 was allocated to the Series D-1, D-2 and Series D-3 Warrants and was recorded as a reduction of additional paid in capital, and $14,736 was allocated to the Series D common stock and was recorded as a reduction of additional paid in capital.

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

B.	Going concern uncertainty and management plans

Since its incorporation, the Company did not conduct any material operations other than those carried out by Integrity Israel. The development and commercialization of Integrity Israel’s product is expected to require substantial expenditures. Integrity Israel and the Company (collectively, the “Group”) have not yet generated significant revenues from operations, and therefore they are dependent upon external sources for financing their operations. As of December 31, 2018, the Group has incurred accumulated deficit of $87,186,783, stockholder’s deficit of $2,873,301, negative operating cash flows and negative working capital. Management considered the significance of such conditions in relation to the group’s ability to meet its current and future obligations and determined that these conditions raise substantial doubt about the Group’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. During the years ended December 31, 2016 and December 31, 2017, the Company raised funds in an aggregate amount of approximately $10.33 million (net of related cash expenses) through the issuance of 12,003.8 units (the “Series C Units”), each consisting of (a) one share of the Company’s newly designated Series C 5.5% Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), convertible into Common Stock at an initial conversion price of $4.50 per share, (b) a five year warrant to purchase, at an exercise price of $4.50 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series C Preferred Stock (each a “Series C-1 Warrant”) and (c) a five year warrant to purchase, at an exercise price of $7.75 per share, up to such number of shares of Common Stock issuable upon conversion of such share of Series C Preferred Stock (each a “Series C-2 Warrant” and, together with the Series C-1 Warrants, collectively, the “Series C Warrants”). During the years ended December 31, 2017 and December 31, 2018, the Company raised funds in an aggregate amount of approximately $5.3 million (net of related cash expenses) through the issuance of 1,367,556 units (the “Series D Units”) each consisting of a) one share of Common Stock, Par Value $0.001 b) a five year warrant to purchase, at an exercise price of $4.50 per share, up to such number of shares of Common Stock issued c) a five year warrant to purchase, at an exercise price of $5.75 per share, up to such number of shares of Common Stock issued d) a five year warrant to purchase, at an exercise price of $7.75 per share, up to such number of shares of Common Stock issued.

On December 21, 2018, the Company’s shareholders approved amendments to its Series A, Series B and Series C Preferred Stock, to permit a forced conversion of those instruments into shares of its common stock at a conversion price equal to the lower of $1.00 and the volume average weighted price of the Company’s common stock on the forty five (45) prior trading days, which, as of the Forced Conversion Date of December 31, 2018, was $.258 (the “Forced Conversion Price”). Furthermore, the purchase price for common stock issued by the Company in a series of private placement transactions since December 1, 2017 in an amount of $6,154,000 and the remaining $3,846,000 intended to be sold in connection therewith (known as the “D Round”) will also be reset to reflect the Forced Conversion Price. As a result, for each share of stock sold previously in the D Round, additional shares of common stock will be issued to the purchaser in an amount equal to the number of shares required so that the average per share price is reduced from $4.50 to the per share Forced Conversion Price, less the one (1) share already issued. For each unit purchased by a shareholder of the Corporation in each of the rounds in which Series A preferred stock was issued (the “A Round”), in which Series B preferred stock was issued (the “B Round”), in which Series C preferred stock was issued (the “C Round”) and in the D Round, the warrants issued with respect to that unit (i.e.: for the A Round, the A Warrants, for the B Round, the B-1 and B-2 Warrants, for the C Round, the C-1 and C-2 Warrants and for the D Round, the D-1, D-2 and D-3 Warrants), shall be cancelled, and instead the investor will receive per unit, three warrants, one with an exercise price of $1.80, one with an exercise price of $3.60 and one with an exercise price of $5.40, which warrants will otherwise contain the same terms and conditions as the warrants issued in the D Round (See Note 10B). Lastly, as disclosed in the Company’s Definitive Schedule 14A, filed on November 23, 2018, the warrants issued to Andrew Garrett, Inc. (“AGI Warrants”) by the Company contain full ratchet provisions pursuant to which as a result of the Forced Conversion Price, the exercise price of those warrants will be decreased, and the number of warrants increased proportionately.

Until such time as the Group generates sufficient revenue to fund its operations (if ever), the Group plans to finance its operations through the sale of equity or equity- linked securities and/or debt securities and, to the extent available, short term and long term loans. There can be no assurance that the Group will succeed in obtaining the necessary financing to continue its operations as a going concern.

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

A.	Use of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As applicable to the consolidated financial statements, the most significant estimates and assumptions relate to (i) the fair value estimate of the Warrants with down-round protection until December 31,2017 and the measurement of the benefit to warrants with down round protection upon trigger event commencing January 1,2018 , (ii) the going concern assumptions, (iii) measurement of stock-based compensation, and, (iv) determination of net realizable value of inventory.

B.	Functional currency

The functional currency of the Company is the US dollar, which is the currency of the primary economic environment in which it operates. In accordance with ASC 830, “Foreign Currency Matters” (ASC 830), balances denominated in or linked to foreign currency are stated on the basis of the exchange rates prevailing at the applicable balance sheet date. For foreign currency transactions included in the statement of operations, the exchange rates applicable on the relevant transaction dates are used. Gains or losses arising from changes in the exchange rates used in the translation of such transactions are carried as financing income or expenses. The functional currency of Integrity Israel is the New Israeli Shekel (“NIS”) and its financial statements are included in consolidation, based on translation into US dollars. Accordingly, assets and liabilities were translated from NIS to US dollars using year-end exchange rates, and income and expense items were translated at average exchange rates during the year. Gains or losses resulting from translation adjustments are reflected in stockholders’ deficit, under “accumulated other comprehensive income (loss)”.

	2018	2017
Official exchange rate of NIS 1 to US dollar	0.267	0.288
Increase (decrease) of the Official exchange rate of NIS 1 to US dollar during the year:
2018	(7.50%)
2017	10.90%

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

C.	Principles of consolidation

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

Management evaluates whether inventory reserve for slow-moving or obsolete items is required. To date, the Group has recorded reserves with respect to its inventory in the amount of approximately US$ 1,457 thousand. (of which an amount of US$ 700 thousand was recognized in the fourth quarter of 2018)

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

The Group’s long-lived assets are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. To date the Group did not incur any material impairment losses.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

H.	Long-term restricted cash

Restricted cash is invested in certificates of deposit, which are used to secure Integrity Israel’s obligations in respect of its headquarters (See Note 9B) lease and credit card.

For presentation of statement of cash flows purposes, restrict cash balances are included with cash and cash equivalents, when reconciling the reported period total amounts.

	December 31	December 31
	2018	2017

Cash and cash equivalents	$97,079	$53,782
Restricted cash	52,605	39,562
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$149,684	$93,344

I.	Income tax

The Group accounts for income taxes in accordance with ASC 740, “Income Taxes”. Accordingly, deferred income taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between the financial accounting and the tax bases of assets and liabilities under the applicable tax law. Deferred tax balances are computed using the enacted tax rates expected to be in effect when these differences reverse. Valuation allowances in respect of deferred tax assets are provided for, if necessary, to reduce deferred tax assets to amounts more likely than not to be realized.

The Group accounts for uncertain tax positions in accordance with ASC Topic 740-10, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. According to ASC Topic 740-10, tax positions must meet a more- likely-than-not recognition threshold. The Group’s accounting policy is to classify interest and penalties relating to uncertain tax positions under income taxes, however the Group did not recognize such items in its fiscal 2018, 2017 financial statements and did not recognize any liability with respect to unrecognized tax position in its balance sheet.

J.	Liability for employee rights upon retirement

Integrity Israel’s liability for employee rights upon retirement with respect to its Israeli employees is calculated pursuant to the Israeli Severance Pay Law, based on the most recent salary of each employee multiplied by the number of years of employment of each such employee as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment, or ratable portion thereof for periods less than one year. Integrity Israel makes monthly deposits to insurance policies and severance pay funds.

The deposited funds may be withdrawn upon the fulfillment of Integrity Israel’s severance obligations pursuant to Israeli severance pay laws or labor agreements with its employees. The value of the deposited funds is based on the cash surrender value of these policies, and includes immaterial profits or losses.

Commencing in 2011, Integrity Israel’s agreements with its Israeli employees are in accordance with Section 14 of the Severance Pay Law. Payments in accordance with Section 14 release the employer from any future severance payments in respect of those employees. Related obligations and liabilities under Section 14 are not recorded as an asset or as a liability in the Company’s balance sheet.

Severance expenses for the year ended December 31, 2018, and 2017 amounted to $120,753, $145,979, respectively.

K.	Revenue recognition

The Company derives most of its revenues from sales of its GlucoTrack® model DF-F glucose monitoring device to distributors. The Company’s products sold through agreements with distributors are generally non-exchangeable, non-refundable and non-returnable and, to date, the Company has not granted to any of its distributors any rights of price protection or stock rotation. Accordingly, the Company considers its distributors as end-users for revenue recognition purposes.

Until December 31, 2017, revenues were recognized in accordance with ASC 605, “Revenue Recognition” and SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, when delivery has occurred, persuasive evidence of an agreement exists, the fee was fixed and determinable, collectability was reasonably assured and no further obligations existed. Provisions were made at the time of revenue recognition for any applicable warranty cost expected to be incurred.

Revenue recognition accounting policy applied from January 1, 2018 (following the adoption of ASC Topic 606);

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). In accordance with ASC 606, The Company determines revenue recognition through the following five steps:

● Identification of the contract, or contracts, with a customer;

● Identification of the performance obligations in the contract;

● Determination of the transaction price;

● Allocation of the transaction price to the performance obligations in the contract; and

● Recognition of revenue when, or as, the Company satisfies a performance obligation.

A contract with a customer exists when all of the following criteria are met: the parties to the contract have approved it (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations, the Company can identify each party’s rights regarding the distinct goods or services to be transferred (“performance obligations”), the Company can determine the transaction price for the goods or services to be transferred, the contract has commercial substance and it is probable that the Company will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

Revenues are recognized when, or as, control of services or products is transferred to the customers at a point in time or over time, as applicable to each performance obligation.

Revenues are recorded in the amount of consideration to which the Company expects to be entitled in exchange for performance obligations upon transfer of control to the customer, excluding amounts collected on behalf of other third parties and sales taxes.

Revenues from sales of GlucoTrack devices are recognized when the control of the product passed to the customer (usually upon delivery).

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

The Group provides a 24-month warranty for its products at no cost. The Group estimates the costs that may be incurred during the warranty period and records a liability for the amounts of such costs at the time revenues are recognized. For the year ended December 31, 2018 and 2017 warranty expenses were clearly insignificant. ($1,173 and, $8,540, respectively)

O.	Basic and diluted income (loss) per share

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

In computing, diluted income per share, basic earnings per share are adjusted to reflect the potential dilution that could occur upon the exercise of options or warrants issued or granted using the “treasury stock method” and upon the conversion of Preferred Stock using the “if-converted method”, if the effect of each of such financial instruments is dilutive.

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

Share-based payments awarded to consultants (non-employees) are accounted for in accordance with ASC Topic 505-50, “Equity-Based Payments to Non-Employees”.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Q.	Fair value of financial instruments

ASC Topic 825-10, “Financial Instruments” defines financial instruments and requires disclosure of the fair value of financial instruments held by the Group. The Group considers the carrying amount of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and other current liabilities balances, to approximate their fair values due to the short-term maturities of such financial instruments. The Warrants with down-round protection represented a derivative liability and therefore were measured and presented on the balance sheet at fair value (see Note 2U regarding the change in the accounting treatment of warrants with round down protection). ASC Topic 825-10, establishes the following fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The fair value measurement of the warrants was (until the early adoption on ASU 2017-11, see note 2U) classified as level 3. The Group did not estimate the fair value of the long-term loans from stockholders since their repayment schedule has not yet been determined.

R.	Concentrations of credit risk

Financial instruments that potentially subject the Group to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash. Cash and cash equivalents and restricted cash are deposited with major banks in Israel and the United States of America. Management believes that such financial institutions are financially sound, accordingly, minimal credit risk exists with respect to these financial instruments. The Group does not have any significant off-balance-sheet concentration of credit risk, such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

As of December 31, 2018, the Group has recorded reserves with respect to its accounts receivable in the amount of approximately US$91,719 relating to the risk of the potential collectability from one customer. As of December 31, 2018 the balances of accounts receivable was not material and accordingly such balances do not represent substantial concentration of credit risk.

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

As more fully described in Note 10, the Company issued Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, which provide a liquidation preference and certain redemption rights for the benefit of the holders of such Preferred Stock upon the occurrence of certain contingent events, some of which are not solely within the Company’s control. Accordingly, the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock were presented as temporary equity (until the amendment describe in note 1B).

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

T.	Preferred Stock (cont.)

2.	Initial Measurement

Upon initial recognition, the Series A Preferred Stock issued together with detachable Series A Warrants (which originally were classified as a derivative liability) were measured based on the “residual approach” and were presented net of the direct issuance expenses that were allocated to them. Upon initial recognition, the Series B Preferred Stock issued together with the detachable Series B Warrants (classified as equity) were measured based on the relative fair value basis and were presented net of the direct issuance expenses that were allocated to them. Upon initial recognition, the Series C Preferred Stock issued together with detachable Series C Warrants (classified as equity) were measured based on the relative fair value basis and were presented net of the direct issuance expenses that were allocated to them.

3.	Subsequent Measurement

On each balance sheet date, the Company’s management was required to assess the probability of redemption of the Preferred Stock Series A, B or C. In the event that management determines such redemption to be probable as of an applicable balance sheet date, the Company should have reclassify the outstanding balance of the Preferred Stock as of that date as a liability and the difference between such amount and the aggregate redemption price of the Preferred Stock was required to be accreted against accumulated deficit over the period beginning on the date that it becomes probable that the Preferred Stock will become redeemable and ending on the earliest redemption date.

Commencing initial recognition and until the forced conversion of such preferred stock into common shares, the redemption of the preferred stock series was not considered probable.

4.	Conversion Feature Analysis

The Company has determined that due to the economic characteristics and risks of the Preferred Stock, based on their stated or implied substantive terms and features, Series A, Series B and Series C Preferred Stock, were considered as more akin to equity than debt. Accordingly, it was determined that the economic characteristics and the risks of the embedded conversion option to Common Stock and those of the Preferred Stock themselves (the ‘host contract’) are clearly and closely related. As a result, the embedded conversion feature was not required to be bifurcated. Also, since at the respective issuance dates of the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock, the effective exercise price of the conversion feature (based on the effective conversion rate of the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock into Common Stock) was higher than the estimated fair value of the Company’s Common Stock, it was determined that the conversion feature was not beneficial.

5.	Modifications or Exchanges

Modifications to, or exchanges of, the Preferred Stock are accounted for as a modification or an extinguishment. Such an assessment is done by management either qualitatively or quantitatively based on the facts and circumstances of each transaction. A qualitative assessment is generally appropriate when the changes to a Preferred Stock instrument are either so inconsequential or is very significant, otherwise, a quantitative test is also applied. Since the periodic contractual cash flows of the Preferred Stock are not defined, the quantitative test is generally applied using the fair value model. Under the fair value model, the Company compares the fair value of the Preferred Stock immediately before and after the modification or exchange. If the fair values before and after the modification or exchange are substantially different, the modification or exchange is accounted for as an extinguishment, otherwise it is accounted for as a modification. During 2018 and 2017 there were no modifications of preferred stock. However, upon the amendment describe in note 1B and the forced conversion, the entire preferred stocks were converted into common shares.

Upon consummation of the forced conversion and the extinguishment of the Series A, Series B and Series C Preferred Stock, the difference between the consideration paid (i.e., the fair value of the common shares issued) and the carrying value of the original preferred shares extinguished prior to such date, was recognized as a reduction of, or increase to, retained earnings (accumulated deficit) as a deemed dividend. In addition, the amount of the deemed dividend was also recognized as an adjustment to earnings available to common shareholders for purposes of calculating earnings per share.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

U.	Warrants with Down-Round Protection

Until December 31, 2017, the Company considered the provisions of ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”, with respect to the detachable Warrants that were issued to the Series A Unit Purchasers and to the placement agent, as described in Note 10D, and determined that as a result of the “down-round” protection that would adjust the number of Warrants and the exercise price of the Warrants based on the price at which the Company subsequently issues shares or other equity-linked financial instruments, if that price is less than the original exercise price of the Warrants, such Warrants cannot be considered as indexed to the Company's own stock. Accordingly, the Warrants were recognized as derivative liability at their fair value on initial recognition. In subsequent periods (and throughout December 31, 2017), the Warrants were marked to market with the changes in fair value recognized as financing expense or income in the consolidated statement of operations. The direct issuance expenses that were allocated to the detachable Warrants, were expensed as incurred.

Commencing January 1, 2018 and following the early adoption of Accounting Standard Update (ASU) No. 2017-11, “Earnings Per Share” (ASU 2017-11), the Company disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Based on its updated evaluation, management has determined that such warrants with Down-Round Protection are eligible for equity classification.

In accordance with the provisions of ASU 2017-11, upon the occurrence of an event that triggers a down round protection (i.e., when the exercise price of the warrants is adjusted downward because of the down round feature), the effect is accounted for as a deemed dividend and as a reduction of income available to common shareholders for purposes of basic earnings per share (EPS) calculation

V.	Modification of equity-classified contracts

The modification or exchange of equity-classified contracts, such as warrants that were classified as equity before the modification or exchange and remained eligible for equity classification after the modification, was accounted for in a similar manner to a modification of stock-based compensation. Accordingly, the incremental fair value from the modification or exchange (the change in the fair value of the instrument before and after the modification or exchange) was recognized as a reduction of, retained earnings (accumulated deficit) as a deemed dividend. Modifications or exchanges that result in a decrease in the fair value of an equity-classified share-based payment award are not recognized. In addition, the amount of the deemed dividend was also recognized as an adjustment to earnings available to common shareholders for purposes of calculating earnings per share.

W.	Recently Issued Accounting Pronouncements

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

Since the Company did not report significant revenues, the adoption of ASU 2014-09 did not have a significant impact on its consolidated financial statements. (see also Note 2K)

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

W.	Recently Issued Accounting Pronouncements (cont.)

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

The amendments in Part 1 of ASU 2017-11 should be applied in either retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the fiscal year of adoption (‘Modified retrospective approach’), or retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented (‘Full Retrospective approach’) with a cumulative-effect adjustment to the statement of financial position as of the beginning of the earliest fiscal year presented.

The Company elected to early apply ASU 2017-11, using the Modified retrospective approach. Accordingly, the Company recognized, a cumulative-effect adjustment to the statement of financial position as of January 1, 2018. The company reclassified to Additional paid-in capital (APIC) the remaining balance related to outstanding warrants with down round that was presented as a derivative liability at December 31, 2017 (in the amount of $768,249). Further, the company recorded an increase to APIC in an amount of 2,505,723 and a decrease in the same amount to accumulated deficit, in order to reflect the amount that would have been reported if ASU 2017-11 was in effect at the issuance and throughout the term of the financial instruments outstanding, that are subject to the provisions of ASU 2017-11. Such amount reflects the cancelation of the aggregate periodic changes in fair value of the warrants with down-round protection that were previously recognized as financing expense or financing income and recognition of the value of the effect of the round down feature when it was triggered.

Under the application approach applied by the Company, comparative periods were not required to be restated.

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

Consistent with the accounting requirement for employee share-based payment awards, awards within the scope of Topic 718 will be measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Equity-classified nonemployee share-based payment awards will be measured at the grant date.

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

The Company is evaluating the impact of ASU 2018-07 on its financial statements.

4.	Accounting Standards Update 2016-02, "Leases"

In February 2016, the FASB issued its new lease accounting guidance in Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).

Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1. A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and, 2. A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing.

Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year Company). Early application is permitted for all public business entities upon issuance.

Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach.

The Company has completed an initial assessment of the potential impact on its consolidated financial statements. The Company expects that Following adoption of the new standard to recognize additional operating liabilities in an estimated amount of $250 thousand, with corresponding right-of-use assets of approximately the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

X.	Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications did not have significant effect on the reported results of operations, shareholder’s deficit or cash flows.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3 –	INVENTORIES

	US dollars
	December 31,
	2018	2017

Raw materials	13,522	12,734
Work in process	1,546,764	1,556,256
Finished products	67,310	144,493
	1,627,596	1,713,483
Less – provision for slow moving inventory (*)	(1,456,597)	(756,134)
	170,999	957,349

(*)	Management evaluates whether inventory reserve for slow-moving or obsolete items is required. To date, as a result of low volume of revenues generated from the sales of the GlucoTrack® model DF-F glucose monitoring device the Group has recorded reserves with respect to its inventory in the amount of approximately US$ 1,457 thousand. (of which an amount of US$ 700 thousand was recognized in the fourth quarter of 2018)

NOTE 4 –	OTHER CURRENT ASSETS

	US dollars
	December 31,
	2018	2017

Prepaid expenses	13,591	30,319
Government Institution	9,697	63,818
	23,288	94,137

NOTE 5 –	PROPERTY AND EQUIPMENT, NET

	US dollars
	December 31,
	2018	2017
Computers	315,486	324,690
Furniture and office equipment	233,439	263,106
Leasehold improvements	45,842	49,558
	594,767	637,354
Less – accumulated depreciation	(444,988)	(420,608)
	149,779	216,746

During the years ended December 31, 2018 and 2017, depreciation expenses amounted to $58,789, and $67,878, respectively, and new equipment purchases amounted to $5,371 and $19,467, respectively.

NOTE 6 –	OTHER CURRENT LIABILITIES

	US dollars
	December 31,
	2018	2017

Employees and related institutions	239,964	336,783
Accrued expenses and other	917,386	929,171
	1,157,350	1,265,954

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 7 –	LINE OF CREDIT

As of December 31, 2018, the Group did not have a credit line with any institution.

NOTE 8 –	LONG-TERM LOANS FROM STOCKHOLDERS

During the years 2003-2004, Integrity Israel received loans from stockholders (four separate lenders). The loans are indexed to the Israeli Consumer Price Index from their origination date and bear no interest.

The Group will be required to pay the loans, in quarterly installments, commencing on the first quarter following the first fiscal year in which the Group reports net profit in its annual report. At such time, the Group will be required to make quarterly payments equal to 10% of its total sales for each quarter until the loans have been repaid in full. Notwithstanding the repayment mechanism, the Group will not be required to repay the loans during any period in which such payment would cause a deficit in the Group’s working capital.

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

As of December 31, 2018, the Group does not expect to make any additional material repayments during the following 12-month period, if any, and accordingly the entire remaining balance of the loans from stockholders have been presented as long-term liabilities.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 9 –	COMMITMENTS AND CONTINGENT LIABILITIES

A.	On March 4, 2004, the OCS provided Integrity Israel with a grant of approximately $93,300 (NIS 420,000), for its plan to develop a non-invasive blood glucose monitor (the “Development Plan”). Integrity Israel is required to pay royalties to the OCS at a rate ranging between 3-5% of the proceeds from the sale of the Group’s products arising from the Development Plan up to an amount equal to $93,300, plus interest at LIBOR from the date of grant. As of December 31, 2018, the remaining contingent liability with respect to royalty payment on future sales equals approximately $49,879, excluding interest. Such contingent obligation has no expiration date.

As of December 31, 2018, and 2017, the Group accrued royalties to the OCS in the amounts of $4,418 and $13,907, respectively.

B.	Until mid of December 2015, Integrity Israel leased approximately 3,100 sq. ft. of office space in the city of Ashkelon, Israel as its principal offices and prototype laboratory. Pursuant to a verbal agreement with the landlord, Integrity Israel leased this facility on a monthly basis at a cost of approximately $2,934 (NIS 11,500). Currently, Integrity Israel leases approximately 5,500 sq. ft. of office space in the city of Ashdod, Israel for its principal offices. The lease term began on December 1, 2015 for a period of 5 years which can be extended for an additional 5 years at the option of the Company. Monthly lease payments including maintenance approximate $10,000. The Company estimates that its minimal rent and maintenance payments will approximate $120,000 per year over each of the next 5 years. In connection with the lease agreement, Integrity Israel provided the landlord a bank guarantee in the amount of approximately $36,596 (NIS 137,162) that can be exercised by the landlord in the case Integrity Israel fails to pay the monthly rent payments. The guarantee is renewed on an annual basis for a period of 4 years and is secured by funds on deposit with the bank, which generally must be sufficient to cover the principal amount guarantee.

C.

On August 1, 2017 the Company entered into an Advisory Agreement with AGI, pursuant to which the Company retained AGI on a non-exclusive basis to provide certain advisory services to the Company for a period of 9 months which was subsequently extended twice and is now in effect to October 31, 2019. As consideration for the Advisory Services, the Company shall pay Advisor $20,000 per month (the “Monthly Fees”), payable in a Cash payment of $10,000 (the “Cash Fee”), and the balance in shares of the Company’s Common Stock valued at $4.50 per share (2,223 shares per month) (the “Stock Fee”).

As a result of the forced conversion describe in Note 1B the company Issued AGI additional 767,287 common share to reflect the forced conversion price.

The Company paid the Placement Agent $784,770 and $955,167 in cash during 2018 and 2017, respectively in connection with the above advisory service agreements and the offerings. See Notes 10B, Note 10C and Note 10D with respect to warrants issued to the Placement Agent

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10 –	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION

A.	1.	Description of the rights attached to the Common Stock

		Each share of Common Stock entitles the holder to one vote, either in person or by proxy, on each matter submitted to the approval of the Company’s stockholders. The holders of Common Stock are not permitted to vote their shares cumulatively. As described below, holders of Preferred Stock are entitled to vote together with the holders of Common Stock on an as-converted basis. Accordingly, the holders of the Company’s Common Stock together with the holders of the Preferred Stock who hold, in the aggregate, more than fifty percent of the total voting rights can elect all of the directors and, in such event, the holders of the remaining shares will not be able to elect any of such directors. The vote of the holders of a majority of the issued and outstanding shares of Common Stock, voting together with the holders of the Preferred Stock on an as converted basis, are entitled to vote thereon is sufficient to authorize, affirm, ratify or consent to any act or action submitted to the vote of the Company’s stockholders, except as otherwise provided by law.

	2.	Description of the rights attached to the Series A Preferred Stock

		Holders of Series A Preferred Stock were entitled to receive cumulative dividends at a rate of 5% per annum, based on the stated value per share of the Series A Preferred Stock, which was initially $1,000 per share. Dividends on the Series A Preferred Stock were payable quarterly on March 31, June 30, September 30 and December 31 of each year, beginning on March 31, 2013, and on each conversion date (with respect to the shares of Series A Preferred Stock being converted). Until September 13, 2013, dividends were payable only in cash. Thereafter, dividends on the Series A Preferred Stock became payable, at the option of the Company, in cash and/or, if certain conditions are satisfied (including, among others, that the volume weighted average trading price for the Common Stock on its principal trading market is equal to or greater than 110% of the then current conversion price for the Series A Preferred Stock for five consecutive trading days prior to the dividend payment date), in shares of Common Stock, valued at the then current conversion price of the Series A Preferred Stock. The Company incurred a late fee of 9% per annum, payable in cash, on dividends that are not paid within three trading days of the applicable dividend payment date. During the years ended December 31, 2018 and 2017 the Company paid an aggregate of $0 and $5,731 and accrued a cash dividend in the amount of $18,454 and $9,219, respectively, in cash dividends to its Series A Preferred Stockholders. As a result of the Forced Conversion which occurred on December 31, 2018, the Company issued 109,302 shares of Common Stock to the holders of the Series A Preferred Stock, in lieu of the accrued dividends (for the six months ended December 31,2017 and for the year ended December 31, 2018).

		The Company was obligated to redeem the Series A Preferred Stock in cash upon the occurrence of certain triggering events, including, among others, a material breach by the Company of certain contractual obligations to the holders of the Series A Preferred Stock, the occurrence of a change in control of the Company, the occurrence of certain insolvency events relating to the Company, or the failure of the Common Stock to continue to be listed or quoted for trading on one or more specified United States securities exchanges or a regulated quotation service. In addition, upon the occurrence of certain triggering events, each holder of Series A Preferred Stock had the option to require the Company to redeem such holder’s shares of Series A Preferred Stock for a redemption price payable in shares of Common Stock or receive an increased dividend rate of 9% on all of such holder’s outstanding Series A Preferred Stock. As a result of the Forced Conversion which occurred on December 31, 2018, the Company issued 6,148 shares of Common Stock to the holders of the Series A Preferred Stock, in lieu of the interest due for late payment.

		Subject to certain conditions, the Company had the option to force the conversion of the Series A Preferred Stock (in whole or in part) if the volume weighted average price for the Common Stock on its principal trading market exceeded $11.60 for each of any 20 trading days during any 30 consecutive Trading Day period and the average daily dollar trading value for the Common Stock during such 30 day period exceeded $100,000.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10 –	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

A.	2.	Description of the rights attached to the Series A Preferred Stock (cont.)

If the Company failed to timely deliver certificates for shares of Common Stock issuable upon conversion of the Series A Preferred Stock (the “Series A Conversion Shares”) and, as a result, the holder was required by its brokerage firm to purchase shares of Common Stock to deliver in satisfaction of a sale by such holder of the Series A Conversion Shares (a “Buy-In”), the Company was required to: (a) pay the converting holder in cash an amount equal to the amount, if any, by which such holder’s total purchase price (including any brokerage commissions) for the shares of Common Stock so purchased exceeds the product of (i) the aggregate number of Series A Conversion Shares due to the holder, multiplied by (ii) the actual sale price at which the sell order giving rise to such purchase obligation was executed (including any brokerage commissions); and (b) at the option of such holder, either reissue (if surrendered) the shares of Series A Preferred Stock equal to the number of shares of Series A Preferred Stock submitted for conversion (in which case, such conversion will be deemed rescinded) or deliver to such holder the number of shares of Common Stock that would have been issued if the Company had timely complied with its delivery requirements.

In addition, the Company was required to pay partial liquidated damages of $10 for each $1,000 of stated value of any shares of Series A Preferred Stock’ which have been converted by a holder and in respect of which the Company failed to deliver Series A Conversion Shares by the eighth trading day following the applicable conversion date.

The conversion price of the shares of Series A Preferred Stock that were included in the Series A Units was subject to adjustment for certain issuances of Common Stock or other securities of the Company at an effective price per share that is lower than the conversion price then in effect ( $4.50 per share at December 31, 2017), as well as for stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders.

As a result of the Forced Conversion which occurred on December 31, 2018, the Series A units were exchanged and the Company issued (i) 1,457,364 shares of Common Stock to the holders of the Series A Preferred Stock, par value $0.001 per share, (ii) a five year warrant to purchase, at an exercise price of $1.80 per share, 83,556 of shares of our common stock (iii) a five year warrant to purchase, at an exercise price of $3.60 per share, 83,556 of shares of our common stock and (iv) a five year warrant to purchase, at an exercise price of $5.40 per share, 83,556 of shares of our common stock.

The forced conversion and the extinguishment of the Series A preferred stocks was accounted for as a deemed dividend (See Note 2T 5).

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10 –	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

A.	3.	Description of the rights attached to the Series B Preferred Stock

Holders of Series B Preferred Stock were entitled to receive cumulative dividends at a rate of 5.5% per annum, based on the stated value per share of Series B Preferred Stock. Dividends on the Series B Preferred Stock were payable quarterly on March 31, June 30, September 30 and December 31 of each year, beginning on September 30, 2014, and on each conversion date (with respect to the shares of Series B Preferred Stock being converted). For so long as required under the terms of the Certificate of Designations for the Company’s outstanding Series A Preferred Stock, dividends on Series B Preferred Stock have been payable only in shares of Common Stock. Thereafter, dividends on the Series B Preferred Stock have been payable, at the option of the Company, in cash and/or, if certain conditions are satisfied, shares of Common Stock or a combination of both. Shares of Common Stock issued as payment of dividends have been valued at the lower of (a) the then current conversion price of the Series B Preferred Stock or (b) the average of the volume weighted average price for the Common Stock on the principal trading market therefor for the 10 trading days immediately prior to the applicable dividend payment date. The Company incurred a late fee of 9% per annum, payable in cash, on dividends that are not paid within three trading days of the applicable dividend payment date. During the years ended December 31, 2018 and 2017 the Company was required to issue a total of 1,081,115 and 359,505 shares of Common Stock, respectively at an estimated fair value of $2,649,188, and $854,647, respectively as in-kind dividends to holders of Series B Preferred Stock. As a result of the Forced Conversion which occurred on December 31, 2018, the Company issued 1,233,776 and 270,364 shares of Common Stock to the holders of the Series B Preferred Stock, in lieu of the accrued dividends (for the six month ended December 31,2017 and for the year ended December 31, 2018) and accrued interest fees, respectively.

The forced conversion and the extinguishment of the Series B preferred stocks was accounted for as a deemed dividend (See Note 2T 5).

The Series B units, each consisted of (i) one share of our newly designated Series B 5.5% Convertible Preferred Stock, par value $0.001 per share are convertible into shares of our common stock, par value $0.001 per share, at an initial conversion price of $4.50 per share, (ii) a five year warrant to purchase, at an exercise price of $4.50 per share, up to such number of shares of our common stock issuable upon conversion of such share of Series B Preferred Stock (each a “Series B-1 Warrant”) and (iii) a five year warrant to purchase, at an exercise price of $7.75 per share, up to such number of shares of our common stock issuable upon conversion of such share of Series B Preferred Stock (each a “Series B-2 Warrant” and, together with the Series B-1 Warrants, collectively, the “Series B Warrants”).

As a result of the Forced Conversion which occurred on December 31, 2018, the Series B units were exchanged and the Company issued (i) 58,260,194 shares of Common Stock to the holders of the Series C Preferred Stock, par value $0.001 per share, (ii) a five year warrant to purchase, at an exercise price of $1.80 per share, 3,340,251 of shares of our common stock (iii) a five year warrant to purchase, at an exercise price of $3.60 per share, 3,340,251 of shares of our common stock and (iv) a five year warrant to purchase, at an exercise price of $5.40 per share, 3,340,251 of shares of our common stock.

Subject to certain ownership limitations described below, the Series B Preferred Stock were convertible at the option of the holder at any time and from time to time into shares of Common Stock at a conversion price of $4.5 per share (the original conversion price was $5.8 per share, during 2016 the conversion price was decrease to $4.5 per share as a result of the issuance of series C) (calculated by dividing the stated value per share of Series B Preferred Stock, which is initially $1,000, by the conversion price per share). The conversion price of the Series B Preferred Stock was subject to adjustment for certain issuances of Common Stock or other securities of the Company at an effective price per share that is lower than the conversion price then in effect, as well as for stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. In addition, the holders of Series B Preferred Stock were entitled to receive any securities or rights to acquire securities or property granted or issued by the Company pro rata to the holders of Common Stock to the same extent as if such holders of Series B Preferred Stock had converted all of their shares of Series B Preferred Stock prior to such distribution. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations of the Company, the holders of Series B Preferred Stock were entitled to receive, upon conversion of their shares of Series B Preferred Stock, any securities or other consideration received by the holders of the Common Stock pursuant to the fundamental transaction.

Subject to certain conditions contained in the Certificate of Designations, Preferences and Rights relating to the Series B Preferred Stock, the Company had the option to force the conversion of the Series B Preferred Stock (in whole or in part) if (a) the volume weighted average price for the Common Stock on its principal trading market exceeds $10.00 for each of any 20 trading days during any 30 consecutive Trading Day period and the average daily dollar trading value for the Common Stock during such 30 day period exceeds $50,000 or (b) the Company receives approval to list the Common Stock on a national securities exchange.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10 –	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

A.	3.	Description of the rights attached to the Series B Preferred Stock (cont.)

If the Company failed to timely deliver certificates for shares of Common Stock issuable upon conversion of the Series B Preferred Stock (the “Series B Conversion Shares”) which results in a Buy-In, the Company was required to: (a) pay the converting holder in cash an amount equal to the amount, if any, by which such holder’s total purchase price (including any brokerage commissions) for the shares of Common Stock so purchased exceeds the product of (i) the aggregate number of Series B Conversion Shares due to the holder, multiplied by (ii) the actual sale price at which the sell order giving rise to such purchase obligation was executed (including any brokerage commissions); and (b) at the option of such holder, either reissue (if surrendered) the shares of Series B Preferred Stock equal to the number of shares of Series B Preferred Stock submitted for conversion (in which case, such conversion will be deemed rescinded) or deliver to such holder the number of shares of Common Stock that would have been issued if the Company had timely complied with its delivery requirements.

In addition, the Company was required to pay partial liquidated damages of $10 for each $1,000 of stated value of any shares of Series B Preferred Stock which have been converted by a holder and in respect of which the Company failed to deliver Series B Conversion Shares by the eighth trading day following the applicable conversion date.

Subject to any limitations under the terms of the Certificate of Designations for the Company’s outstanding Series A Preferred Stock, the Company may become was obligated to redeem the Series B Preferred Stock in cash upon the occurrence of certain triggering events, including, among others, a material breach by the Company of certain contractual obligations to the holders of the Series B Preferred Stock, the occurrence of a change in control of the Company, the occurrence of certain insolvency events relating to the Company, or the failure of the Common Stock to continue to be listed or quoted for trading on one or more specified United States securities exchanges or a regulated quotation service. In addition, upon the occurrence of certain triggering events, each holder of Series B Preferred Stock will had the option to require the Company to redeem such holder’s shares of Series B Preferred Stock for a redemption price payable in shares of Common Stock or receive an increased dividend rate of 9% on all of such holder’s outstanding Series B Preferred Stock.

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

Subject to the Beneficial Ownership Limitation, holders of Series B Preferred Stock will could vote together with the holders of Common Stock and Series A Preferred Stock on an as-converted basis. Holders will not be permitted to convert their Series B Preferred Stock if such conversion would cause such holder to beneficially own shares of outstanding Common Stock in excess of the Beneficial Ownership Limitation.

Subject to the Beneficial Ownership Limitation, holders of Series B Preferred Stock could vote together with the holders of Common Stock and Series A Preferred Stock on an as-converted basis. Holders will not be permitted to convert their Series B Preferred Stock if such conversion would cause such holder to beneficially own shares of outstanding Common Stock in excess of the Beneficial Ownership Limitation.

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

Holders of Series C Preferred Stock were entitled to receive cumulative dividends at a rate of 5.5% per annum, based on the stated value per share of Series C Preferred Stock. Dividends on the Series C Preferred Stock were payable quarterly on March 31, June 30, September 30 and December 31 of each year, beginning on June 30, 2016, and on each conversion date (with respect to the shares of Preferred Stock being converted). For so long as required under the terms of the Certificate of Designations for the Company’s outstanding Series A Preferred Stock or Series B Preferred Stock, dividends were payable only in shares of Common Stock. Thereafter, dividends on the Series C Preferred Stock were payable, at the option of the Company, in cash and/or, if certain conditions are satisfied, shares of Common Stock or a combination of both. Shares of Common Stock issued as payment of dividends have been valued at the lower of (a) the then current conversion price of the Series C Preferred Stock or (b) the average of the volume weighted average price for the Common Stock on the principal trading market therefor for the 10 trading days immediately prior to the applicable dividend payment date. The Company incurred a late fee of 9% per annum, payable in cash, on dividends that are not paid within three trading days of the applicable dividend payment date. During the years ended December 31, 2018 and 2017 the Company was required to issue a total of 863,374 and 237,169 shares of Common Stock, respectively at an estimated fair value of $2,115,629 and $566,033 as in kind dividends to holders of Series C Preferred Stock. As a result of the Forced Conversion which occurred on December 31, 2018, the Company issued 984,189 and 215,910 shares of Common Stock to the holders of the Series C Preferred Stock, in lieu of the accrued dividends (for the six months ended December 31,2017 and for the year ended December 31, 2018) and accrued interest fees, respectively.

The Series C units, each consisted of (i) one share of our newly designated Series C 5.5% Convertible Preferred Stock, par value $0.001 per share are convertible into shares of our common stock, par value $0.001 per share, at an initial conversion price of $4.50 per share, (ii) a five year warrant to purchase, at an exercise price of $4.50 per share, up to such number of shares of our common stock issuable upon conversion of such share of Series C Preferred Stock (each a “Series C-1 Warrant”) and (iii) a five year warrant to purchase, at an exercise price of $7.75 per share, up to such number of shares of our common stock issuable upon conversion of such share of Series C Preferred Stock (each a “Series C-2 Warrant” and, together with the Series C-1 Warrants, collectively, the “Series C Warrants”). As a result of the Forced Conversion which occurred on December 31, 2018, the Series C units were exchanged and the Company issued (i) 46,526,357 shares of Common Stock to the holders of the Series C Preferred Stock, par value $0.001 per share, (ii) a five year warrant to purchase, at an exercise price of $1.80 per share, 2,667,539 of shares of our common stock (iii) a five year warrant to purchase, at an exercise price of $3.60 per share, 2,667,539 of shares of our common stock and (iv) a five year warrant to purchase, at an exercise price of $5.40 per share, 2,667,539 of shares of our common stock.

Subject to any limitations under the terms of the Certificate of Designations for the Company’s outstanding Series A Preferred Stock or Series B Preferred Stock, the Company was obligated to redeem the Series C Preferred Stock in cash upon the occurrence of certain triggering events, including, among others, a material breach by the Company of certain contractual obligations to the holders of the Series C Preferred Stock, the occurrence of a change in control of the Company, the occurrence of certain insolvency events relating to the Company, or the failure of the Common Stock to continue to be listed or quoted for trading on one or more specified United States securities exchanges or a regulated quotation service. In addition, upon the occurrence of certain triggering events, each holder of Series C Preferred Stock had the option to require the Company to redeem such holder’s shares of Preferred Stock for a redemption price payable in shares of Common Stock or receive an increased dividend rate of 9% on all of such holder’s outstanding Series C Preferred Stock.

Subject to certain conditions contained in the Certificate of Designations, Preferences and Rights relating to the Series C Preferred Stock (the “Certificate of Designations”), the Company had the option to force the conversion of the Series C Preferred Stock (in whole or in part) if (a) the volume weighted average price for the Common Stock on its principal trading market exceeds $7.00 for each of any 20 trading days during any 30 consecutive trading day period and the average daily dollar trading value for the Common Stock during such 30 day period exceeds $50,000 or (b) the Company receives approval to list the Common Stock on a national securities exchange.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10 –	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

A.	4.	Description of the rights attached to the Series C Preferred Stock (cont.)

Subject to certain exceptions contained in the Certificate of Designations, if the Company failed to timely deliver certificates for shares of Common Stock issuable upon conversion of the Series C Preferred Stock (the “Conversion Shares”) and, as a result, the holder is required by its brokerage firm to purchase shares of Common Stock to deliver in satisfaction of a sale by such holder of the Conversion Shares (a “Buy-In”), the Company was required to: (a) pay the converting holder in cash an amount equal to the amount, if any, by which such holder’s total purchase price (including any brokerage commissions) for the shares of Common Stock so purchased exceeds the product of (i) the aggregate number of Conversion Shares due to the holder, multiplied by (ii) the actual sale price at which the sell order giving rise to such purchase obligation was executed (including any brokerage commissions); and (b) at the option of such holder, either reissue (if surrendered) the shares of Series C Preferred Stock equal to the number of shares of Series C Preferred Stock submitted for conversion (in which case, such conversion will be deemed rescinded) or deliver to such holder the number of shares of Common Stock that would have been issued if the Company had timely complied with its delivery requirements. In addition, the Company was required to pay partial liquidated damages of $10 for each $1,000 of stated value of any shares of Series C Preferred Stock which have been converted by a holder and in respect of which the Company failed to deliver Conversion Shares by the fifth trading day following the applicable conversion date and the Company will continue to pay such partial liquidated damages for each trading day after such eighth trading day until such certificates are delivered or the holder rescinds such conversion.

Subject to the beneficial ownership limitation described below, holders of Series C Preferred Stock could vote together with the holders of Common Stock, Series A Preferred Stock and Series B Preferred Stock on an as-converted basis. Holders will not be permitted to convert their Series C Preferred Stock if such conversion would cause such holder to beneficially own more than 4.99% of the outstanding Common Stock (subject to increase to 9.99%, at the option of the holder, upon no less than 61 days prior written notice to the Company) (the “Beneficial Ownership Limitation”). In addition, no holder may vote any shares of Series C Preferred Stock (on an as- converted to Common Stock basis) in excess of the Beneficial Ownership Limitation.

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

Holders of the Series D Units of the Company (each a “Unit” and, collectively, the “Units”), each consisted of (a) one share (collectively, the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (b) a five year warrant to purchase, at an exercise price of $4.50 per share, one share of Common Stock (collectively, the “Series D-1 Warrants”), (c) a five year warrant to purchase, at an exercise price of $5.75 per share, one share of Common Stock (collectively, the “Series D-2 Warrants”), and (d) a five year warrant to purchase, at an exercise price of $7.75 per share, one share of Common Stock (collectively, the “Series D-3 Warrants”, and together with the Series D-1 Warrants and Series D-2 Warrants, the “Warrants”).

As a result of the Forced Conversion which occurred on December 31, 2018, the Series D units were exchanged and the Company issued (i) 23,852,721 shares of Common Stock to the holders of the Series D Common Stock, par value $0.001 per share, (ii) a five year warrant to purchase, at an exercise price of $1.80 per share, 1,367,556 of shares of our common stock (iii) a five year warrant to purchase, at an exercise price of $3.60 per share, 1,367,556 of shares of our common stock and (iv) a five year warrant to purchase, at an exercise price of $5.40 per share, 1,367,556 of shares of our common stock.

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

B.	The 2017 Offering

On December 1, 2017 and during 2018, the Company raised $6,154,000 in gross proceeds from the issuance of ten closings totaling 1,367,556 Series D Units. After giving effect to the payment of commissions to the Placement Agent (See Note 9C) for the offering and the payment of certain offering expenses, the Company received net proceeds from the offering of approximately $5,339,112. The Series D Warrants have a five-year term commencing on their respective issuance dates. Until the end of the applicable term, each Series D Warrant was exercisable at any time and from time to time at an exercise price of $4.50 per share (with respect to the Series D-1 Warrants) or $5.75 per share (with respect to the Series D-2 Warrants) or $7.75 per share (with respect to the Series D-3 Warrants).

The Series D Warrants have a five-year term. Until the end of the term, the Warrants will be exercisable at any time and from time to time.

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

In connection with the sale of the Units which occurred in 2017 and 2018, the Company entered into a Registration Rights Agreement with the Purchasers (the “Registration Rights Agreement”) pursuant to which, subject to certain exceptions, the Company has agreed to file with the Securities and Exchange Commission, no later than 90 days after the final issuance of Units, a registration statement covering the resale of all of (a) the Shares, (b) the shares of Common Stock issuable upon exercise of the Warrants in full (the “Warrant Shares”); (c) any additional shares of Common Stock issuable in connection with any anti-dilution provisions in the Warrants; and (d) any securities issued or then issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the foregoing. Subject to certain exceptions and limitations specified in the Registration Rights Agreement, the Company will be required to pay each holder monthly partial liquidated damages in the amount of 2% of the aggregate purchase price paid by such holder pursuant to the Purchase Agreement, if the Company fails to timely file a registration statement; timely file a request for acceleration of a registration statement; timely respond to SEC comments with respect to a registration statement; obtain the effectiveness of a registration statement within 120 days from the filing thereof; or maintain the effectiveness of a registration statement for the periods required under the Registration Rights Agreement.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

C.	The 2017 Offering (cont.)

In connection with the 2017 Offering the Company incurred a total of $1,209,144 of issuance costs of which $394,256 attributable to non-cash compensation expenses relating to warrants issued to the Placement Agent (See Notes 9C and Note 10D). The allocation method of the issuance proceeds to the Series D Common Stock and to the detachable Series D Warrants and their respective issuance costs was based on the relative fair value of such installments.

Pursuant to the purchase agreements relating to the issuance and sale of the Series A Units the Series B Units and Series C Units, the Company was required to and did notify the holders of the Series A Preferred Stock, Series B Preferred Stock and Series and the C Preferred Stock of the closing of the sale of the Series D Units, and following receipt thereof such holders of Series A Preferred Stock, Series B Preferred Stock and the Series C preferred Stock were entitled, pursuant to the “most favored nation” provisions contained in their respective purchase agreements, to elect to amend the terms of their Series A Units, Series B Units and Series C units, respectively, to match the terms of the Series D Units. The Company was obligated to amend the terms of any of Series A Units or Series B Units or Series C units who timely makes such election and tenders its Series A Units or Series B Units or Series C units for exchange.

Upon initial recognition, common stock issued together with detachable Series D Warrants (classified as equity) were measured based on the relative fair value basis and were presented each net of the direct issuance expenses that were allocated to them.

C.	Warrants with down round protection

The placement agent Warrants (hereinafter “warrants”) have a five-year term commencing on their issuance date. In accordance with their original terms, the Warrants are exercisable at any time at a certain exercise price. These Warrants contain adjustment provisions substantially similar to the adjustment provisions of the Series A Preferred Stock (See Note 10A.2), including provisions requiring an adjustment of the number of shares and the exercise price to the price at which the Company subsequently issues share or other equity-linked financial instruments, if that price is less than the original exercise price of the Warrants (down-round protection). In addition, the Warrants provide for protection for a Buy-In on substantially the same terms as described above with respect to the Series A Preferred Stock. No holder may exercise its Warrants in excess of the Beneficial Ownership Limitation

As a result of future issuances, the exercise price per share and the number of shares of Common Stock issuable upon exercise of each such warrant were adjusted several times.

On December 31, 2018 as a result of the Forced Conversion all of the outstanding warrants with down round protection were exchanged. As of December 31, 2018, the number of warrants with down round protection is 51,001,332 at an exercise price of $0.258 with a total fair value of approximately $6.6 million.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10 –	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

C.	Warrants with down round protection (cont.)

The Company has determined its derivative warrant liability to be a Level 3 fair value measurement and has used the Black and Scholes pricing model to calculate its fair value. Because the warrants contain a price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations.

The changes in the fair value of the Level 3 liability are as follows (in US dollars):

	Warrants with Down-Round Protection
	December 31,
	2018	2017

Balance, Beginning of the year	768,249	681,970
Warrants issued as consideration for placement services	-	353,721
Stock based compensation to financial advisor	-	32,880
Change in fair value of Warrants with Down-Round Protection	-	(300,322)
Reclassification to stockholder’s deficit (*)	(768,249)	-
Balance, End of year	-	768,249

(*)	As a result of the early adoption of ASU 2017-11 the company reclassified all the warrants with down round protection to stockholder’s deficit (see Note 2U and 2W)

The key inputs used in the fair value calculations were as follows:

December 31, 2017

Dividend yield (%)	-
Expected volatility (%) (*)	56.59
Risk free interest rate (%)	1.31
Expected term of options (years)	0.2 - 4.92
Exercise price (US dollars)	4.50 - 7.75
Share price (US dollars) (**)	2.45
Fair value (US dollars)	0.002 – 0.81

(*)	Due to the low trading volume of the Company’s Common Stock, the expected volatility was based on a sample of 254 companies operating in the Healthcare Products industry.
(**)	The Common Stock price, per share reflects the Company’s management’s estimation of the fair value per share of Common Stock as of December 31, 2017. In reaching its estimation for such periods, management considered, among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series D Units at December 31, 2017.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10 –	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

D.	Stock-based compensation

	1.	Grants to non-employees

		a.	In connection with the 2010 Offering, the Company issued to the Placement Agent warrants to purchase 45,097 and 84,459 shares, respectively, of the Company’s Common Stock, with an exercise price of $6.25 per share, in 2011 and 2010, respectively. The warrants expire on the fifth anniversary of the date on which the shares of Common Stock underlying such warrants are fully registered with the SEC. The warrants include customary adjustment provisions for stock splits, reorganizations and other similar transactions and in addition a down-round protection provision. As a result of the issuance of the Series B Units, pursuant to the terms of the warrants, on August 29, 2014, the exercise price per share of the applicable warrants decreased from $6.25 per share to $5.80 per share and the number of shares of Common Stock issuable upon exercise of each such warrant, in the aggregate, increased to 139,608. As a result of the initial issuance and sale of the Series C Units, on April 8, 2016, the exercise price per share of the Warrants decreased again from $5.80 per share to $4.50 per share and the number of shares of Common Stock issuable upon exercise of each Warrants, in the aggregate, increased to 179,939.

		b.	In connection with the 2012 Offering, the Company issued to the Placement Agent (a) 5 year warrants to purchase up to 128,277 shares of Common Stock at an exercise price of $5.80 per share and (b) 5 year warrants to purchase up to 128,277 shares of Common Stock at an exercise price of $6.96 per share and (c) 5 year warrants to purchase up to 215 shares of Common Stock at an exercise price of $7.00 per share. Such warrants have substantially the same terms as those issued to the Series A Unit Purchasers except that the Placement Agent warrants may also be exercisable on a cashless basis at all times. As a result of the issuance of the Series B Units, pursuant to the terms of the warrants, on August 29, 2014, the exercise price per share of the applicable warrants decreased from $6.96 and $7.00 per share to $5.80 per share and the number of shares of Common Stock issuable upon exercise of each such warrant, in the aggregate, increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, will be equal to the aggregate exercise price prior to such adjustment. As a result of the initial issuance and sale of the Series C Units, on April 8, 2016, the exercise price per share of the Warrants decreased again from $5.80 per share to $4.50 per share and the number of shares of Common Stock issuable upon exercise of each Warrants, in the aggregate, increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, will be equal to the aggregate exercise price prior to such adjustment. As of December 31, 2017, and 2016 the Placement Agent was entitled to an aggregate of 364,071 shares of Common Stock, respectively, at an exercise price of $4.50 in connection with the 2012 offering.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10 –	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

D.	Stock-based compensation (cont.)

	1.	Grants to non-employees (cont.)

c.

In connection with the 2014 Offering, the Company issued to the Placement Agent (a) 5 years warrants to purchase up to 293,115 shares of Common Stock at an exercise price of $5.80 per share and (b) 5 years warrants to purchase up to 146,559 shares of Common Stock at an exercise price of $10.00 per share. The terms of the Placement Agent warrants are substantially similar to the terms of the Series B Warrants except that the Placement Agent warrants may also be exercisable on a cashless basis at all times. The warrants include customary adjustment provisions for stock splits, reorganizations and other similar transactions and in addition a down-round protection provision.

As a result of future issuances, the exercise price per share and the number of shares of Common Stock issuable upon exercise of each such warrant were adjusted several times.

As of December 31, 2017, and 2016 the Placement Agent was entitled to an aggregate of 703,479 shares of Common Stock, respectively, at an exercise price of $4.50 in connection with the 2014 offering.

		d.	In connection with the 2016 Offering, the Company issued to the Placement Agent (a) 5 years warrants to purchase up to 533,407 shares of Common Stock at an exercise price of $4.50 per share and (b) 5 years warrants to purchase up to 266,753 shares of Common Stock at an exercise price of $7.75 per share. The terms of the Placement Agent warrants are substantially similar to the terms of the Series C Warrants except that the Placement Agent warrants may also be exercisable on a cashless basis at all times.

The warrants include customary adjustment provisions for stock splits, reorganizations and other similar transactions and in addition a down-round protection provision.

As a result of future issuances, the exercise price per share and the number of shares of Common Stock issuable upon exercise of each such warrant were adjusted.

As of December 31, 2017, the Placement Agent was entitled to an aggregate of 992,816 shares of Common Stock, respectively, at an exercise price of $4.50 in connection with the 2016 offering.

e.

In connection with the 2017 Offering, the Company issued to the Placement Agent (a) 5 years warrants to purchase up to 273,510 shares of Common Stock at an exercise price of $4.50 per share, (b) 5 years warrants to purchase up to 136,754 shares of Common Stock at an exercise price of $5.75 per share. and (c) 5-years warrants to purchase up to 136,754 shares of Common Stock at an exercise price of $7.75 per share. The terms of the Placement Agent warrants are substantially similar to the terms of the Series D Warrants except that the Placement Agent warrants may also be exercisable on a cashless basis at all times.

As a result of the early adoption of ASU 2017-11 the company reclassified all the warrants with down round protection (warrants held by the placement agent) from long term liabilities to stockholder’s deficit (see Note 2U and 2W)

On December 31, 2018 as a result of the Forced Conversion all of the outstanding warrants with down round protection (approximately 2,787,323) were exchanged. As of December 31, 2018, the number of warrants with down round protection is 51,001,332 at an exercise price of $0.258.

As of December 31, 2018, and 2017, the key inputs used in the fair value calculations of the warrant that were affected by the down-round protection were as follows:

	December 31, 2018	December 31, 2017
Dividend yield (%)	-	-
Expected volatility (%)	56.32	56.59
Risk free interest rate (%)	2.50	1.31
Expected term of options (years)	5	0.2 - 4.92
Exercise price (US dollars)	0.258	4.50, 5.75, 7.75
Share price (US dollars)	0.258	2.45
Fair value (US dollars)	0.13	0.12 – 0.81

2.	Grants to employees

In August 2007, Integrity Israel’s Board of Directors (“Integrity Israel’s Board”) approved a stock option plan (“Integrity Israel’s plan”) for the grant, without consideration of options exercisable into ordinary shares of NIS 0.01 par value of Integrity Israel to employees, officers and directors of Integrity Israel. The exercise price and vesting period for each grantee of options was determined by Integrity Israel’s Board and specified in such grantee’s option agreement. The options vested over a period of 1-12 quarters based on each grantee’s option agreements. Any option not exercised within 10 years after the date of grant thereof will expire.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10 –	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

D.	Stock-based compensation (cont.)

	2.	Grants to employees (cont.)

In July 2010, following the merger with Integrity Israel, the Company adopted the 2010 Share Incentive Plan (the “2010 Share Incentive Plan”), pursuant to which the Company’s Board of Directors is authorized to grant options exercisable into Common Stock of the Company.

The purpose of the 2010 Share Incentive Plan is to offer an incentive to employees, directors, officers, consultants, advisors, suppliers and any other person or entity whose services are considered valuable to the Company, as well as to replace the Integrity Israel Plan and to replace all options granted in the past by Integrity Israel.

Upon the adoption of the 2010 Share Incentive Plan, all options granted under the Integrity Israel’s Plan were replaced by options subject to the 2010 Share Incentive Plan on a 1 for 1 basis. As of December 31, 2018, there are 3,007,390 shares available for future grants under the 2010 Share Incentive Plan.

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

Effective April 7, 2017 (the “Gal Effective Date”), the Company entered into a letter agreement with Avner Gal whereby Mr. Gal will separate from his employment and directorship at the Company and act as a part time consultant to the Company (the “Gal Agreement”). Pursuant to the terms of the Gal Agreement, and as consideration for Mr. Gal’s separation from employment and services as a consultant, the Company will, among other things,; (1) accelerate the vesting of 88,259 outstanding unvested options to purchase common stock, par value $0.001 per share, of the Company, at an exercise price per share equal to $6.25 held by Mr. Gal as of the Gal Effective Date; (2) extend the term of all outstanding options (vested and unvested) held by Mr. Gal to be exercisable for five years from the Gal Effective Date; (3) grant Mr. Gal an option to purchase up to 300,000 shares of Common Stock of the Company having an exercise price per share equal to $4.50 and an option to purchase up to an additional 50,000 shares of common stock of the Company having an exercise price per share equal to $7.75 (collectively, the “Options”). The Options shall vest monthly over a 24 months period following the date of grant.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10 –	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

D.	Stock-based compensation (cont.)

	2.	Grants to employees (cont.)

Effective April 7, 2017, the Company entered into an amendment to the employment agreement (the “Graham Employment Amendment”) with John Graham, whom the Company appointed as Chief Executive Officer on March 20, 2017, to modify the base compensation provision and the equity compensation provision under that certain Employment Agreement, dated March 20, 2017 (the “Graham Effective Date”), by and between the Company and Mr. Graham. Pursuant to the terms of the Graham Employment Amendment the Company agreed, among other things to, (a) grant Mr. Graham an option to purchase up to 1,673,996 shares of Common Stock of the Company having an exercise price per share equal to $4.50 (the “$4.50 Options”) whereby (1) 307,754 of the $4.50 Options will vested immediately, (2) 923,262 of the $4.50 Options will vest on the six month anniversary of the Graham Effective Date, and (3) the remaining 442,980 of the $4.50 Options will vest on the two year anniversary of the Graham Effective Date, (b) grant Mr. Graham an option to purchase up to 559,414 shares of Common Stock of the Company having an exercise price per share equal to $5.41 which shall vest on the two year anniversary of the Graham Effective Date. And (c) grant Mr. Graham an option to purchase up to 844,130 shares of Common Stock of the Company having an exercise price per share equal to $7.75 which shall vest on the two year anniversary of the Graham Effective Date.

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

On June 1, 2017, the Company granted each one of its five director’s options to purchase up to an aggregate of 14,894 shares of the Company’s Common Stock, at an exercise price of $4.50 per share. Each director’s option grant will vest in equal monthly installments over one-year period (subject to the director’s continued service as of each such date) commencing on June 1, 2018.

On June 7, 2017, the Board appointed David Podwalski as the Chief Commercial Officer of the Company, and approved a grant of stock option to purchase shares of Common Stock equal to 1% of the total fully diluted shares of Common Stock as of the Podwalski Effective Date (290,585 options), with an exercise price of $4.50 per share or the fair market value of a share of Common Stock on the grant date, whichever is greater, vesting monthly over a three year period commencing on the Podwalski Effective Date, subject to his continued employment through and on each such vesting date.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10 –	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

D.	Stock-based compensation (cont.)

	2.	Grants to employees (cont.)

In September 2017, the Compensation Committee and the Board of Directors approved a grant of stock options to Sami Sassoun the Company’s CFO and Eugene Naidis’s the Company’s VP of Research and Development equating to 1% of the fully diluted number of shares of the Company after the closing of the offering of Series C Units (292,924 options), with a strike price of US$4.50, with three-year monthly vesting commencing on the first month after the effective date.

On February 15, 2018 and April 15, 2018, we issued ten-year non-qualified stock options to various employees, for the purchase of 767,500 and 15,000 shares of Common Stock at an exercise price of $4.50 per share, with three-year quarterly vesting commencing on the first quarter after the effective date. The total fair value of the stock options is $762,210 and $14,897, respectively.

On June 1, 2018, the Company granted each one of its five director’s options to purchase up to an aggregate of 3,111 shares of the Company’s Common Stock, at an exercise price of $4.50 per share. Each director’s option grant will vest in equal monthly installments over one-year period (subject to the director’s continued service as of each such date) commencing on June 1, 2018.

On March 23, 2018, the Company held its 2018 Special Meeting of Stockholders. At the Meeting, the Company’s stockholders voted on the proposal to approve and ratify the increase of the total number of shares authorized for issuance under the Company’s Compensation Plan to 7,000,000 shares, including an amendment to the Incentive Plan on April 7, 2017 to increase from 1,000,000 shares to 5,625,000 shares and another amendment on February 15, 2018 to increase from 5,625,000 shares to 7,000,000 shares

The aggregate intrinsic value of the awards outstanding as of December 31, 2018 and 2017 was $0, and $0, respectively. Such amount represents the total intrinsic value based on the Company’s management estimation of the fair value per share of Common Stock based among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series D Units and Series C Units, as applicable.

The following tables present a summary of the status of the grants to employees, officers and directors as of December 31, 2018 and 2017:

	Number	Weighted average exercise price (US$)
Balance outstanding as of December 31,2016	562,803	$5.64
Balance exercisable as of December 31,2016	334,735	$5.81
Granted during 2017	4,740,318	$5.22
Forfeited during 2017	(66,154)	$3.93
Balance outstanding as of December 31,2017	5,236,967	$5.28
Balance exercisable of December 31,2017	2,428,716	$5.28
Granted during 2018	798,056	$4.50
Forfeited during 2018 (*)	(2,042,413)	$6.12
Balance outstanding as of December 31,2018	3,992,610	$4.70
Balance exercisable of December 31,2018	2,721,587	$4.63

(*) during December 2018 Mr. John Graham resigned from his position as the company CEO, as a result 1,859,024 warrants were forfeited and the company revers the expenses that have been booked in 2018 and in prior periods regarding the forfeited warrants amounted approximately $1.17 million (the company recorded the reduction under general and administrative expenses)

The following tables summarize information about options outstanding at December 31, 2018:

Exercise price (US$)	Outstanding at December 31, 2018	Weighted average remaining contractual life (years)	Exercise price (US$)	Exercisable at December 31, 2018	Weighted average remaining contractual life (years)

6.25	350,212	3.19	6.25	350,212	3.19
7.00	2,000	5.50	7.00	2,000	5.50
4.50	53,332	7.21	4.50	53,332	7.21
4.50	26,666	7.88	4.50	26,666	7.88
4.50	1,231,016	8.21	4.50	1,231,016	8.21
4.50	661,875	8.26	4.50	382,618	8.26
7.75	50,000	8.26	7.75	28,904	8.26
4.50	59,576	8.41	4.50	47,171	8.41
4.50	290,585	8.48	4.50	146,752	8.48
4.50	585,848	8.71	4.50	250,390	8.71
4.50	665,000	9.12	4.50	193,731	9.12
4.50	16,500	9.24	4.50	8,795	9.24
	3,992,610			2,721,587

As of December 31, 2018, approximately $508,654 of unrecognized compensation costs are expected to be recognized during the year ending December 31, 2019, 2020 and 2021.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10 –	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

D.	Stock-based compensation (cont.)

	2.	Grants to employees (cont.)

The fair value of options granted to employees during the years ended on December 31, 2018 and 2017 was estimated at the dates of grant using the Black-Scholes option model. The following are the data and assumptions used:

	2018	2017
Dividend yield (%)	0	0
Expected volatility (%) (*)	56.59	56.59
Risk free interest rate (%)	1.31	0.92
Expected term of options (years)	5.5 - 6.5	5-10.5
Exercise price (US dollars)	4.5	4.50 - 7.75
Stock price (US dollars) (**)	2.45	2.38
Fair value (US dollars)	0.88-0.99	0.58-1.28

(*)

Due to the low trading volume of the Company’s Common Stock, the expected volatility for 2018 and 2017 grant was based on a sample of 248 and 254 companies operating in the Healthcare Products industry, respectively.

(**)	The Common Stock price, per share for the year ended December 31, 2018 and 2017 reflects the Company’s management’s estimation of the fair value per share of Common Stock. In reaching its estimation for December 31, 2018, management considered, among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series D Units. In reaching its estimation for December 31, 2017, management considered, among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series C Units.

NOTE 11 –	RESEARCH AND DEVELOPMENT EXPENSES

	2018	2017
Salaries and related expenses (*)	1,776,146	1,587,567
Professional fees	113,514	5,169
Regulations related	132,585	374,049
Patents	91,302	99,224
Materials *	737,946	972,779
Bad Debt Expense	91,719	-
Depreciation	30,263	33,786
Travel expenses	-	31,973
Vehicle maintenance	56,112	66,750
Other	3,276	36,169
	3,032,863	3,207,466

(*)	net of effect of revers of SBC expenses due to forfeit See Note 10D

*	Includes a reserve for slow moving inventory in the amount of approximant $700 thousand. See Note 3

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 12 –	SELLING AND MARKETING EXPENSES

	2018	2017

Salaries and related expenses	964,876	1,272,830
Professional fees	80,971	115,324
Travel & expenses	40,672	51,623
Exhibitions and Shows	5,943	85,391
	1,092,462	1,525,168

NOTE13 –	GENERAL AND ADMINISTRATIVE EXPENSES

	2018	2017

Salaries and related expenses	1,002,906	4,214,606
Professional fees	1,255,107	1,832,165
Travel & expenses	39,845	184,611
Depreciation	28,526	34,092
Insurance	90,928	93,746
Vehicle maintenance	39,451	73,459
	2,456,763	6,432,679

NOTE 14 –	FINANCING (INCOME) EXPENSES, NET

	2018	2017

Israeli CPI linkage difference on principal of loans from stockholders	(927)	3,034
Exchange rate differences	32,400	25,847
Change in fair value of Warrants with down-round protection	-	(300,322)
Interest expenses on credit from banks and other	18,290	24,396
Late fee on Dividends	127,057	-
	176,820	(247,045)

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 15 –	INCOME TAX

A.	Measurement of results for tax purposes under the Israeli Income Tax (Inflationary Adjustments) Law, 1985 (the “Inflationary Adjustment Law”)

Commencing January 1, 2008, the results of operations of Integrity Israel for tax purposes are measured on a nominal basis.

B.	Changes in the corporate tax rates

Israel - on December 22, 2016 the Knesset plenum passed the Economic Efficiency Law (Legislative Amendments for Achieving Budget Objectives in the Years 2017 and 2018) – 2016, by which, inter alia, the corporate tax rate would be reduced from 25% to 23% in two steps. The first step would be to reduce the corporate tax rate to 24% as of January 2017 and the second step would be to reduce the corporate tax rate to 23% as of January 2018.This change has no impact on the financial statements.

Untied states of America - On December 22, 2017, the Tax Cuts and Jobs Act was enacted and made key changes to US tax law which include (i) establish a flat corporate income tax rate of 21% to replace current rates that range from 15% to 35% and eliminates the corporate alternative minimum tax; (ii) create a territorial tax system rather than a worldwide system, which will generally allow companies to repatriate future foreign source earnings without incurring additional US taxes by providing a 100% exemption for the foreign source portion of dividends from certain foreign subsidiaries; (iii) subject certain foreign earnings on which US income tax is currently deferred to a one-time transition tax; (iv) create a “minimum tax” on certain foreign earnings and a new base erosion anti-abuse tax (BEAT) that subjects certain payments made by a US company to a related foreign company to additional taxes; (v) create an incentive for US companies to sell, lease or license goods and services abroad by effectively taxing them at a reduced rate; (vi) reduce the maximum deduction for Net Operating Loss (NOL) carryforwards arising in tax years beginning after 2017 to a percentage of the taxpayer’s taxable income, allows any NOLs generated in tax years beginning after December 31, 2017 to be carried forward indefinitely and generally repeals carrybacks; (vii) elimination of foreign tax credits or deductions for taxes (including withholding taxes) paid or accrued with respect to any dividend to which the new exemption applies, but foreign tax credits will continue to be allowed to offset tax on foreign income taxed to the US shareholder subject to limitations; (viii) limit the deduction for net interest expense incurred by US corporations, (ix) allow businesses to immediately write off (or expense) the cost of new investments in certain qualified depreciable assets made after September 27, 2017 (but would be phased down starting in 2023); (x) may require certain changes in tax accounting methods for revenue recognition; (xi) repeal the Section 199 domestic production deductions beginning in 2018; (xii) eliminate or reduce certain deductions, exclusions and credits, and adds other provisions that broaden the tax base.

After the enactment of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.

The Company has calculated an estimate of the impact of the Tax Act in our year-end income tax provision in accordance with our understanding of the Tax Act and guidance available as of the date of this filing. The provisional amount related to the re-measurement of our net U.S. deferred tax asset, based on the rate at which they are now expected to reverse in the future, considered immaterial, but which was fully and equally offset by a corresponding reduction in the Company's valuation allowance. The effect of the change in federal corporate tax rate from 34% to 21% is subject to change based on resolution of estimates used in determining the amounts of deferred tax assets and liabilities that were re-measured.

The change in U.S tax law has no impact on the consolidated financial statements

C.	Tax assessments

For federal, state and local income tax purposes the Company remains open for examination by the tax authorities for the tax years from 2015 through 2017 under the general statute of limitations.

Notwithstanding, pursuant and subject to the provisions of article 145 of the Income Tax Ordinance, Integrity Israel’s tax returns that were filled with the tax authority up to and including 2014 are considered final.

D.	Carryforward tax losses

As of December 31, 2018, the Company had cumulative net operating losses (NOL) for US federal purposes of approximately $7.0 million that will expire between the years 2032-2036. Integrity Israel has losses carry forward balances for Israeli income tax purposes of approximately $31 million to offset against future taxable income for an indefinite period of time.

E.	The following is a reconciliation between the theoretical tax on pre-tax income, at the tax rate applicable to the Company (federal tax rate) and the tax expense reported in the financial statements:

	2018	2017

Pretax income (loss)	(6,715,420)	(10,328,806)
Federal tax rate	21%	34%
Income tax expenses (benefit) computed at the ordinary tax rate	(1,410,238)	(3,511,794)
Non-deductible expenses	17,392	41,829
Stock-based compensation	148,102	908,041
Warrants with down round protection	-	(102,110)
Tax in respect of differences in corporate tax rates	(98,222)	524,134
Losses and timing differences in respect of which no deferred taxes assets were recognized	1,342,966	2,139,900
	-	-

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 15 –	INCOME TAX (cont.)

F.	Deferred taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of the Group’s future tax assets are as follows:

	2018	2017
Composition of deferred tax assets:
Provision for employee-related obligation	23,304	21,086
Non-capital loss carry forwards	8,925,430	10,354,385
Valuation allowance	(8,948,734)	(10,375,471)
	-	-

NOTE 16 –	INCOME (LOSS) PER SHARE

The loss and the weighted average number of shares used in computing basic and diluted loss per share for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017

Income (loss) for the year	(6,715,420)	(10,328,806)
Conversion of preferred Shares into common	(13,989,595)	-
Conversion of warrants	(182,093)	-
Reclassification of warrants with down round protection as a result of early adoption of ASU 2017-11	(2,505,723)
Remeasurement of warrants issued to placement agent	(5,840,896)
Additional shares issued to Series D Holders on Conversion	(5,801,172)	-
Cash dividend on Series A Preferred Stock	(18,454)	(14,950)
Stock dividend on Series B Preferred Stock	(2,649,188)	(854,647)
Stock dividend on Series C Preferred Stock	(2,115,629)	(566,033)
Income (loss) for the period attributable to common stockholders	(39,818,168)	(11,764,436)

	2018	2017

Common shares used in computing Basic loss per share	8,396,847	6,285,324
Common shares used in computing Diluted loss per share (*)	8,396,847	6,285,324
Total weighted average number of Common shares related to outstanding convertible Preferred Stock, options and warrants excluded from the calculations of diluted loss per share (**)	27,272,569	21,300,975

(*)	In applying the treasury method, the average market price of Common Stock was based on management estimate. For December 31, 2018, management considered, among other things, a valuation prepared by a third-party valuation firm following the occurrence of the Forced Conversion. For December 31, 2017 management estimation considered, among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series D Units and Series C Units (See Note 10C).

(**)	The Company excludes from the calculation of diluted income (loss) per share, shares that will be issued upon the exercise of options and warrants with exercise prices, that are greater than the estimated average market value of the Company’s Common Stock and shares issuable upon conversion of Preferred Stock because their effect would be anti-dilutive. Outstanding shares that will be issued upon conversion or exercise, as applicable, of all convertible Preferred Stock, stock options and warrants, have been excluded from the calculation of the diluted net loss per share for all the reported periods for which net loss was reported because the effect of the common shares issuable as a result of the exercise or conversion of these instruments was anti-dilutive.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 17 –	SEGMENT INFORMATION

The Company operates in one operating segment, the following is a summary of operations within geographic areas:

Revenues based on the customer’s location:	2018	2017
Europe	41,488	504,190
Asia and Pacific	2,000	85,272
Total	43,488	589,462

All long-lived assets are owned by Integrity Israel and are located in Israel.

NOTE 18 –	RELATED PARTIES

A.	David Malka, the beneficial owner of 0.29% of the Company’s outstanding Common Stock as of December 31, 2018, entered into an employment agreement with Integrity Israel in July 2010 pursuant to which Mr. Malka agreed to continue to serve as the vice president of operations of Integrity Israel. The agreement was approved by the board of directors and stockholders of Integrity Israel. Mr. Malka’s employment agreement provides for an annual salary of approximately $116,537 (NIS 420,000), $67,114 and $63,114 (NIS 240,000) for the year ended December 31, 2018, 2017 and 2016 respectively. In addition, Mr. Malka is entitled to an annual bonus to be determined by the Board of Directors in its sole discretion and an additional sum provided that Mr. Malka reaches certain milestones approved by the Board, as well as the payment of certain social and insurance benefits and the use of a group three car. During the year ended December 31, 2018, the company paid Mr. Malka a retention bonus in the amount of $69,922 (252,000 NIS). During the years ended December 31, 2017 and 2016 the Company did not pay Mr. Malka any bonuses. Effective April 7, 2017, Integrity Israel entered into an amended and restated personal employment agreement (the “Malka Employment Agreement”) with David Malka for his continued service as Vice President of Operations of the Company and Integrity Israel, effective as of March 20, 2017 (the “Malka Effective Date”). Pursuant to the terms of the Malka Employment Agreement, Mr. Malka (a) receives a base monthly salary of NIS 20,000 (approximately $5,508 based on an exchange rate of 3.63 NIS / 1 USD in effect on August 8, 2017), which may increase to NIS 35,000 per month (approximately $9,639 using the same exchange rate) in the event certain performance milestones are met (the “Malka Base Salary”); (b) is eligible to earn an annual performance bonus between 420-864% of the Malka Base Salary, subject to certain performance criteria to be established by the Board of Directors within the first ninety (90) days of each fiscal year; (c) is eligible to earn a retention bonus equal to 60% of the aggregate Malka Base Salary earned through the one-year anniversary of the Malka Effective Date, payable thirty days following the one-year anniversary of the Malka Effective Date and provided that Mr. Malka remains employed with Integrity Israel through and on the one-year anniversary of the Malka Effective Date; (d) received a modification to the terms of his option to purchase Common Stock at an exercise price per share equal to $6.25 whereby the unvested portion of such options will accelerate and will be immediately exercisable, effective as of the Malka Effective Date (since the original performance conditions were not expected to be satisfied as of the date of the modification of the terms, the fair value of such grant was measured based on the fair value of the modified award at the modification date); and (e) received certain additional equity awards pursuant to the Plan and under the terms and conditions as set forth in the Malka Employment Agreement. In addition, the Malka Employment Agreement provides for the payment of certain social benefits and the use of a company car.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 18 –	RELATED PARTIES (cont.)

B.	On May 4, 2017, the Board unanimously voted to appoint Angela Strand, a member of the Board of Directors, as the interim Chief Strategy Officer of the Company, effective as of May 1, 2017 through September 30, 2017. On May 5, 2017, the Company entered into a letter agreement with Ms. Angela Strand confirming her appointment as interim Chief Strategy Officer of the Company. Pursuant to the terms of the letter agreement, Ms. Strand receives aggregate compensation of $150,000 for her service during the term of employment, paid monthly on the schedule mutually agreed upon by the parties. As of December 31, 2018, the company had an outstanding balance of $154,793 due to Ms. Strand, $73,000 of consulting fees and $81,793 in Board fees.

C.

On October 2, 2018, John Graham notified the Company of his resignation as CEO and Chairman of the Company for personal reasons, to be effective as of October 31, 2018. David Podwalski was appointed as President and Chief Operating Officer of the Company by its Board, effective October 9, 2018, and was appointed as a Director effective as of October 31, 2018 to fill the vacancy created by Mr. Graham’s resignation.

Effective November 1, 2018, the Board approved an increase in David Podwalski’s annual base salary to $275,000; and the Board will re-evaluate his bonus payout as part of the annual compensation review at a January 2019 Board meeting, with new goals to be effective January 1, 2019. With respect to his $70,000 salary due in arrears, $50,000 shall be issued in RSUs (as a settlement of the bonus obligation in the same amount), based on the price of the conversion of the outstanding preferred stock, and $20,000 shall be paid in cash as soon as practicable; and he shall be granted an addition 75,000 stock options with a three year term and three year vesting schedule with an exercise price based upon the price for the conversion of the existing preferred stock.

The Board also approved that no later than December 30, 2018, the Company shall pay to John Graham his salary arrears as follows: (i) $320,000 in RSUs based on the price of the conversion of the existing preferred stock (as a settlement of the bonus obligation in the same amount), and (ii) $61,335 to be paid in cash; and all of his existing options expired on January 30, 2019.

In addition, as a result of John resignation the company reversed a stock based compensation expenses for all the non-vested warrants that he was granted to him in the amount of approximately $1.1 Million,

NOTE 19 –	MAJOR CUSTOMERS AND VENDORS

For the year ended December 31, 2018, sales to one customer represented approximately 72% of net sales and purchases from two vendors represented approximately 84% of net purchases.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 20 –	SUBSEQUENT EVENTS

During 2019 the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) pursuant to which, the Company issued to the Purchasers an aggregate of 216,208 units of the Company (each a “Unit” and, collectively, the “Units”), consisting of (a) 3771,011 shares (collectively, the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (b) a five year warrant to purchase up to 216,208 shares of Common Stock, at an exercise price of $1.80 per share, one share of Common Stock (c) a five year warrant to purchase up to 216,208 shares of Common Stock, at an exercise price of $3.60 per share, one share of Common Stock, and (d) a five year warrant to purchase up to 216,208 shares of Common Stock, at an exercise price of $5.40 per share, one share of Common Stock. The Company received aggregate gross proceeds of $972,920 from the sale of the Units pursuant to the Purchase Agreement.

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with the placement agent for the offering of the Units (the “Placement Agent”), at the closing of the sale of the Units the Company paid the Placement Agent, as a commission, an amount equal to 10% of the aggregate sales price of the Units, plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Units. In addition, pursuant to the Placement Agent Agreement, the Company is required to issue to the Placement Agent: (a) 5 year warrants to purchase up to 377,104 shares of Common Stock at an exercise price of $0.258 per share (b) 5 year warrants to purchase up to 21,624 shares of Common Stock at an exercise price of $1.80 per share (c) 5 year warrants to purchase up to 21,624 shares of Common Stock at an exercise price of $3.60 per share and (d) 5 year warrants to purchase up to 21,624 shares of Common Stock at an exercise price of $5.40 per share. The terms of the Placement Agent warrants will be substantially similar to the Warrants except that the Placement Agent warrants will also be exercisable on a cashless basis and will include full ratchet anti-dilution protection.

