Form 10-Q
period 2019-03-31
Integrity Applications, Inc.
filed 2019-05-15
CIK 1506983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.

As of May 15, 2019, 146,922,381 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

INTEGRITY APPLICATIONS, INC.

INTEGRITY APPLICATIONS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	March 31, 2019	December 31, 2018
	(unaudited)
A S S E T S
Current Assets
Cash and cash equivalents	30,576	97,079
Accounts receivable, net	33,471	22,779
Inventories	157,344	170,999
Other current assets	40,527	23,288
Total current assets	261,918	314,145

Operating lease right-of-use assets, net	198,324	-

Property and Equipment, Net	147,435	149,779

Long-Term Restricted Cash	54,285	52,605

Funds in Respect of Employee Rights Upon Retirement	177,140	171,657
Total assets	839,102	688,186

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	1,850,716	2,064,259
Operating lease liabilities, current	120,182	-
Other current liabilities	1,125,153	1,157,350
Total current liabilities	3,096,051	3,221,609

Long-Term Liabilities
Long-Term Loans from Stockholders	174,117	168,221
Operating lease liabilities, non-current	78,142	-
Liability for Employee Rights Upon Retirement	177,140	171,657
Total long-term liabilities	429,399	339,878

Total liabilities	3,525,450	3,561,487

Stockholders’ Deficit
Common Stock of $ 0.001 par value (“Common Stock”):
200,000,000 and 40,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 146,440,814 and 141,634,700 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	146,447	141,638
Additional paid in capital	85,244,557	84,007,612
Accumulated other comprehensive income	131,084	164,232
Accumulated deficit	(88,208,436)	(87,186,783)

Total stockholders’ deficit	(2,686,348)	(2,873,301)
Total liabilities and stockholders’ deficit	839,102	688,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)
	Three-month period ended March 31,
	2019	2018
	(unaudited)
Revenues	25,562	28,209

Research and development expenses	425,117	592,697
Selling and marketing expenses	125,343	308,637
General and administrative expenses	500,155	1,036,684

Total operating expenses	1,050,615	1,938,018

Operating loss	1,025,053	1,909,809

Financing income, net	3,400	62,015
Loss for the period	1,021,653	1,847,794
Other comprehensive income:
Foreign currency translation loss (income)	33,148	(7,304)

Comprehensive loss for the period	1,054,801	1,840,490

Loss per share (Basic and Diluted)	0.01	0.34

Weighted average number of Common shares used in computing loss per share (Basic and Diluted)	143,615,503	7,021,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	US dollars (except share data)
	(unaudited)
	Common Stock		Additional	Accumulated other		Total
	Number of shares	Amount	paid in capital	comprehensive income	Accumulated deficit	Stockholders’ deficit
Balance as of January 1, 2018	6,821,792	6,824	30,676,180	110,675	(47,368,612)	(16,574,933)
Loss for the period of three months					(1,847,794)	(1,847,794)
Other comprehensive income	-	-	-	7,304	-	7,304
Amounts allocated to Series D-1, D-2 and Series D-3 Warrants, net	-	-	716,093	-	-	716,093
Stock dividend on Series C Preferred Stock	91,283	91	223,642	-	(223,733)	-
Stock dividend on Series B Preferred Stock	114,304	114	280,045	-	(280,159)	-
Cash dividend on Series A Preferred Stock	-	-	-	-	(4,700)	(4,700)
Amounts allocated to issuance of Common Stock from Series D offering	435,556	436	855,574	-	-	856,010
Stock-based compensation	6,669	67	561,415	-	-	561,482
Balance as of March 31, 2018	7,469,604	7,532	33,312,949	117,979	(49,724,998)	(16,286,538)

	US dollars (except share data)
	(unaudited)
	Common Stock		Additional	Accumulated other		Total
	Number of shares	Amount	paid in capital	comprehensive loss	Accumulated deficit	Stockholders’ deficit
Balance as of January 1, 2019	141,634,700	141,638	84,007,612	164,232	(87,186,783)	(2,873,301)
Loss for the period of three months					(1,021,653)	(1,021,653)
Other comprehensive (loss)	-	-	-	(33,148)	-	(33,148)
Amounts allocated to Series D-1, D-2 and Series D-3 Warrants, net	-	-	5,628	-	-	5,628
Amounts allocated to issuance of Common Stock from Series D offering	3,499,693	3,500	700,737	-	-	704,237
Issuance of shares as settlement of financial liabilities	1,190,141	1,190	305,866	-	-	307,056
Warrants issued as consideration for placement services	-		46,246	-	-	46,246
Stock-based compensation	116,280	119	178,468	-	-	178,587
Balance as of March 31, 2019	146,440,814	146,447	85,244,557	131,084	(88,208,436)	(2,686,348)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Three-month period ended March 31,
	2019	2018
	(unaudited)
Cash flows from operating activities:
Loss for the period	(1,021,653)	(1,847,794)
Adjustments to reconcile loss for the period to net cash used in operating activities:
Depreciation	13,518	16,138
Stock-based compensation	178,587	561,482
Change in the fair value of Warrants with down-round protection	-	(77,947)
Linkage difference on principal of loans from stockholders	523	(911)
Changes in assets and liabilities:	-
(Increase) in accounts receivable	(9,981)	(27,585)
Decrease in inventory	19,149	10,442
(Increase) decrease in other current assets	(16,600)	5,128
Operating lease right-of-use assets	26,412	-
(Decrease) increase in accounts payable	(244,646)	66,355
(Decrease) increase in other current liabilities	260,080	(132,176)
Operating lease liabilities	(26,412)	-
Net cash used in operating activities	(821,023)	(1,426,868)

Cash flows from investing activities:
Purchase of property and equipment	(6,378)	(931)
Net cash used in investing activities	(6,378)	(931)

Cash flows from financing activities
Proceeds allocated to Common Stock from Series D offering, net of cash issuance expenses	750,116	924,398
Proceeds allocated to Series D Warrants, net of cash issuance expenses	5,995	773,302
Net cash provided by financing activities	756,111	1,697,700
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6,467	(9,296)
Increase (decrease) in cash, cash equivalents, and restricted cash	(64,823)	260,605
Cash, Cash equivalents, and restricted cash at beginning of the period	149,684	53,782
cash, cash equivalents, and restricted cash at end of the period	84,861	314,387

The accompanying notes are an integral part of these condensed consolidated financial

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

Supplementary information on financing activities not involving cash flows:

During the three months ending March 31, 2019, the company settled a portion of the outstanding board fees and management payroll obligations in the amount of $307,056 through the issuance of 1,190,141 shares of common stock in total to five board members and three members of the senior management team

During the three months ending March 31, 2019, $46,246 representing the fair value of warrants issued as consideration for placement agent services. This amount was accounted for as Warrants with down-round protection. Upon issuance, the fair value was recognized as an increase in additional paid in capital.

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

Since its incorporation, the Company has not conducted any material operations other than those carried out by Integrity Israel. The development and commercialization of Integrity Israel’s product is expected to require substantial expenditures. Integrity Israel and the Company (collectively, the “Group”) have not yet generated significant revenues from operations, and therefore they are dependent upon external sources for financing their operations. As of March 31, 2019, the Group has incurred accumulated deficit of $88,208,436, stockholder’s deficit of $2,686,348 negative operating cash flows and negative working capital. Management considered the significance of such conditions in relation to the Group’s ability to meet its current and future obligations and determined that these conditions raise substantial doubt about the Group’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the three months ended March 31, 2019, the Company raised funds in an aggregate amount of approximately $756,111 (net of related cash expenses) through the issuance of 200,652 units (the “Series D Units”) consisting of (a) 3,499,693 shares (collectively, the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (b) a five year warrant to purchase up to 200,652 shares of Common Stock, at an exercise price of $1.80 per share, one share of Common Stock (c) a five year warrant to purchase up to 200,652 shares of Common Stock, at an exercise price of $3.60 per share, one share of Common Stock, and (d) a five year warrant to purchase up to 200,652 shares of Common Stock, at an exercise price of $5.40 per share, one share of Common Stock.

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

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 1 – GENERAL (cont.)

C.	Use of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to (i) the going concern assumptions, (ii) measurement of stock based compensation, and (iii) determination of net realizable value of inventory.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of presentation

Accounting Principles

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2019. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature.

The results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any future period.

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

The adoption of ASU 2018-07 did not have a significant impact on its consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Recently issued accounting pronouncements

2.	Accounting Standards Update 2016-02, “Leases”

In February 2016, the FASB issued its new lease accounting guidance in Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).

Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1. A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and, 2. A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

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

The company applied the modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach do not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach.

The new standard also provides practical expedients for an entity’s ongoing accounting. The company elected the short-term lease recognition exemption for all leases with a term shorter than 12 months. This means, for those leases, the company does not recognize ROU assets or lease liabilities, including not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. In addition, the company also elected the transition expedient for short-term leases. Accordingly, the new guidance was not applied for leases that has a term of 12 or fewer months at commencement and does not have a purchase option that the lessee is reasonably certain to exercise.

Upon adoption, the company recognized total right of use (“ROU”) assets of $225 thousand, with corresponding liabilities of $225 thousand on the condensed consolidated balance sheets. The adoption did not impact our beginning retained earnings, or our prior year condensed consolidated statements of income and statements of cash flows.

Under Topic 842, we determine if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, we consider only payments that are fixed and determinable at the time of commencement. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremented borrowing rate is the expected interest rate that the company would have to pay to borrow on a collateralized basis on similar terms and amounts equal to the lease payment and under similar economic environment. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current and operating lease liabilities, non-current on our condensed consolidated balance sheets.
See also Note 5.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3 – RECENT EVENTS

During the first quarter of 2019, we received aggregate net proceeds of approximately $756 thousand (net of related cash expenses), from the issuance and sale in a private placement transaction of 200,652 Series D Units. As of March 31, 2019, the Series D Warrants (issued on December 1, 2017, during 2018 and on the first quarter of 2019) are exercisable for an aggregate of 4,704,623 shares of Common Stock, in each case subject to adjustment in certain circumstances.

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with the placement agent, the Company paid the placement agent, as a commission, an amount equal to 10% of the aggregate sales price of the Series D Units sold in each closing, plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series D Units sold in such closing. In addition, pursuant to the Placement Agent Agreement, in connection with the closings in the first quarter of 2019, the Company is required to issue to the placement agent: (a) 5-year warrants to purchase up to 349,972 shares of Common Stock at an exercise price of $0.258 per share, (b) 5-year warrants to purchase up to 20,068 shares of Common Stock at an exercise price of $1.80 per share.(c) 5-year warrants to purchase up to 20,068 shares of Common Stock at an exercise price of $3.60 per share, and d) 5-year warrants to purchase up to 20,068 shares of Common Stock at an exercise price of $5.40 per share The terms of such warrants are substantially similar to the Series D Warrants except that the warrants issued to the placement agent are exercisable on a cashless basis and include full ratchet anti-dilution protection.

On January 1, 2019, we issued a ten-year non-qualified stock option to our President, for the purchase of 75,000 shares of Common Stock at an exercise price of $4.50 per share, with three-year quarterly vesting commencing on the first quarter after the effective date.

NOTE 4 – INVENTORIES

	US dollars
	March 31,	December 31,
	2019	2018
	(unaudited)
Raw materials	13,364	13,522
Work in process	1,533,267	1,546,764
Finished products	67,310	67,310
	1,613,941	1,627,596
Less – provision for slow moving inventory (*)	(1,456,597)	(1,456,597)
	157,344	170,999

(*)	Management evaluates whether inventory reserve for slow-moving or obsolete items is required. To date, as a result of low volume of revenues generated from the sales of the GlucoTrack® model DF-F glucose monitoring device the Group has recorded reserves with respect to its inventory in the amount of approximately US$ 1,457 thousand during 2017 and 2018.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 5 – LEASES

We have entered into several non-cancelable operating lease agreements for our offices and one vehicle. Our leases have original lease periods expiring between 2019 and 2021. Payments due under such lease contracts include primarily fix payments. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease costs, lease term and discount rate are as follows:

US dollars
Three Months Ended
March 31, 2019
(unaudited)
Operating lease cost:
Office space	30,000
vehicle	1,907
31,907
Remaining Lease Term
Office space	1.67 years
vehicle	2.17 years

Weighted Average Discount Rate
Office space	10%
vehicle	10%

The following is a schedule, by years, of maturities of operating lease liabilities as of March 31, 2019:

US dollars
March 31, 2019
(unaudited)
Period:
The remainder of 2019	95,721
2020	117,628
2021	3,178
Total operating lease payments	216,527
Less: imputed interest	18,203
Present value of lease liabilities	198,324

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 6 – OTHER CURRENT LIABILITIES

	US dollars
	March 31,	December 31,
	2019	2018
	(unaudited)
Employees and related institutions	242,061	239,964
Accrued expenses and other	883,092	917,386
	1,125,153	1,157,350

NOTE 7 – FINANCING INCOME, NET

	US dollars
	Three-month period ended March 31,
	2019	2018
	(unaudited)
Israeli CPI linkage difference on principal of loans from stockholders	(523)	911
Exchange rate differences	8,063	(13,627)
Interest expenses on credit from banks and other	(4,140)	(3,216)
Change in fair value of Warrants with down round protection	-	77,947

	3,400	62,015

NOTE 8– LOSS PER SHARE

In periods of net loss, basic loss per share is computed by dividing net loss for the period after consideration of the effect of dividends on preferred stock by the weighted average number of shares outstanding during the period.

The loss and the weighted average number of shares used in computing basic and diluted loss per share for the three-month periods ended March 31, 2019 and 2018 are as follows:

	US dollars
	Three-month period ended March 31,
	2019	2018
	(unaudited)
Loss for the period	1,021,653	1,847,794
Cash dividend on Series A Preferred Stock	-	4,700
Stock dividend on Series B Preferred Stock	-	280,159
Stock dividend on Series C Preferred Stock	-	223,733
Loss for the period attributable to common stockholders	1,021,653	2,356,386

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 8 – LOSS PER SHARE (cont.)

	Number of shares
	Three-month period ended March 31,
	2019	2018
	(unaudited)
Number of shares:
Weighted average number of shares used in the computation of basic and diluted earnings per share	143,615,503	7,021,533

Total weighted average number of common shares related to outstanding options and warrants excluded from the calculations of diluted loss per share (*)	76,597,357	25,524,332

(*)	All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per share for all the reported periods, because the effect of the common shares issuable as a result of the exercise or conversion of these instruments was determined to be anti-dilutive.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to March 31, 2019 the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) pursuant to which, the Company issued to the Purchasers an aggregate of 28,890 units of the Company (each a “Unit” and, collectively, the “Units”), consisting of (a) 503,877 shares (collectively, the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (b) a five year warrant to purchase up to 28,890 shares of Common Stock, at an exercise price of $1.80 per share, one share of Common Stock (c) a five year warrant to purchase up to 28,890 shares of Common Stock, at an exercise price of $3.60 per share, one share of Common Stock, and (d) a five year warrant to purchase up to 28,890 shares of Common Stock, at an exercise price of $5.40 per share, one share of Common Stock. The Company received aggregate gross proceeds of $130,000 from the sale of the Units pursuant to the Purchase Agreement.

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with the placement agent for the offering of the Units (the “Placement Agent”), at the closing of the sale of the Units the Company paid the Placement Agent, as a commission, an amount equal to 10% of the aggregate sales price of the Units, plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Units. In addition, pursuant to the Placement Agent Agreement, the Company is required to issue to the Placement Agent: (a) 5 year warrants to purchase up to 50,388 shares of Common Stock at an exercise price of $0.258 per share (b) 5 year warrants to purchase up to 2,890 shares of Common Stock at an exercise price of $1.80 per share (c) 5 year warrants to purchase up to 2,890 shares of Common Stock at an exercise price of $3.60 per share and (d) 5 year warrants to purchase up to 2,890 shares of Common Stock at an exercise price of $5.40 per share. The terms of the Placement Agent warrants will be substantially similar to the investors Warrants except that the Placement Agent warrants will also be exercisable on a cashless basis and will include full ratchet anti-dilution protection.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies and prospects. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements regarding our future activities, events or developments, including such things as future revenues, capital raising and financing, product development, clinical trials, regulatory approval, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, projected performance and trends, and other such matters, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “may,” “will,” “could,” “would,” “should” and other similar words and phrases, are intended to identify forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. These statements relate only to events as of the date on which the statements are made and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. All of the forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially. Risks and uncertainties, the occurrence of which could adversely affect our business, include the risks identified under the caption “Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2018. The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

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

Recent Developments

During the first quarter of 2019, we received aggregate net proceeds of approximately $756 thousand (net of related cash expenses), from the issuance and sale in a private placement transaction of 200,652 Series D Units. As of March 31, 2019, the Series D Warrants (issued on December 1, 2017, during 2018 and on the first quarter of 2019) are exercisable for an aggregate of 4,704,623 shares of Common Stock, in each case subject to adjustment in certain circumstances.

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with the placement agent, the Company paid the placement agent, as a commission, an amount equal to 10% of the aggregate sales price of the Series D Units sold in each closing, plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series D Units sold in such closing. In addition, pursuant to the Placement Agent Agreement, in connection with the closings in the first quarter of 2019, the Company is required to issue to the placement agent: (a) 5-year warrants to purchase up to 349,972 shares of Common Stock at an exercise price of $0.258 per share, (b) 5-year warrants to purchase up to 20,068 shares of Common Stock at an exercise price of $1.80 per share.(c) 5-year warrants to purchase up to 20,068 shares of Common Stock at an exercise price of $3.60 per share, and d) 5-year warrants to purchase up to 20,068 shares of Common Stock at an exercise price of $5.40 per share The terms of such warrants are substantially similar to the Series D Warrants except that the warrants issued to the placement agent are exercisable on a cashless basis and include full ratchet anti-dilution protection.

On January 1, 2019, we issued a ten-year non-qualified stock option to our President, for the purchase of 75,000 shares of Common Stock at an exercise price of $4.50 per share, with three-year quarterly vesting commencing on the first quarter after the effective date.

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

Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements appearing in our annual report on Form 10-K for the year ended December 31, 2018. Our management believes that, as for the financial statements for the periods included in this report, the going concern assessment and assumptions relate to (i) measurement of stock based compensation is a critical accounting policy and, (ii) determination of net realizable value of inventory. However, due to the early stage of operations of the Company, there are no other accounting policies that are considered to be critical accounting policies by management.

Going Concern Uncertainty

The development and commercialization of our product will require substantial expenditures. We have not yet generated any material revenues and have incurred a substantial accumulated deficit and negative operating cash flows. We currently have no sources of recurring revenue and are therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. Management’s plans concerning these matters are described in Note 1B to our annual report on Form 10-K for the year ended December 31, 2018. (see also Note 1B to our interim financial statements for the period ended March 31, 2019). As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in our annual report for year ended December 31, 2018. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The adoption of ASU 2018-07 did not have a significant impact on its consolidated financial statements.

2.	Accounting Standards Update 2016-02, “Leases”

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

The company applied the modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach do not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach.

The new standard also provides practical expedients for an entity’s ongoing accounting. The company elected the short-term lease recognition exemption for all leases with a term shorter than 12 months. This means, for those leases, the company does not recognize ROU assets or lease liabilities, including not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. In addition, the company also elected the transition expedient for short-term leases. Accordingly, the new guidance was not applied for leases that has a term of 12 or fewer months at commencement and does not have a purchase option that the lessee is reasonably certain to exercise.

Upon adoption, the company recognized total right of use (“ROU”) assets of $225 thousand, with corresponding liabilities of $225 thousand on the condensed consolidated balance sheets. The adoption did not impact our beginning retained earnings, or our prior year condensed consolidated statements of income and statements of cash flows.

Under Topic 842, we determine if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, we consider only payments that are fixed and determinable at the time of commencement. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremented borrowing rate is the expected interest rate that the company would have to pay to borrow on a collateralized basis on a similar term and amounts equal to the lease payment and under similar economic environment. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current and operating lease liabilities, non-current on our condensed consolidated balance sheets.

See also Note 5.

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the three-month period ended March 31, 2019 compared with the same period ended March 31, 2018. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Revenues

During the three-month period ended March 31, 2019, we had revenues of $25,562 from orders for our GlucoTrack® model DF-F glucose monitoring device and PECs that are replaced every six months, as compared with $28,209 for the prior-year’s period. There was no material change in the revenues between the two periods.

We recognize revenues from sales of the GlucoTrack® model DF-F and PECs when control is transferred to the customer and collectability is probable.

Research and development expenses

Research and development expenses were $425,117 for the three-month period ended March 31, 2019, as compared to $592,697 for the prior-year’s period. The decrease is mainly attributable to the completion of our clinical trials for the current version of the DF-F during 2018 and the decrease in salary and other personnel-related expenses, including stock-based compensation expenses during the first quarter of 2019.

Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, travel expenses, clinical trials and other expenses. Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect research and development expenses to increase during the remainder of 2019 and beyond, primarily due to hiring additional personnel and developing our product line, as well as improvement of the GlucoTrack® model DF-F; however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs including the FDA registration process, specific requirements from customers, development of new GlucoTrack® models and others.

Selling and marketing expenses

Selling and marketing expenses were $125,343 for the three-month period ended March 31, 2019, as compared to $308,637 for the prior-year’s period. The decrease is primarily attributable to the Company’s decision to reduce its business development personnel in the European market until such a time when the proof of concept of obtaining reimbursement for the product in test markets is realized. In addition during the fourth quarter 0f 2018, our Chief Commercialization Officer was appointed as our President and Chief Operating Officer and as a result his salary and related benefits expenses were allocated to our General and administrative expenses.

Selling and marketing expenses consist primarily of professional services, salaries, travel expenses and other related expenses. Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect selling and marketing expenses to increase in 2019 and beyond as we continue our focus on marketing and sales of the GlucoTrack® model DF-F.

General and administrative expenses

General and administrative expenses were $500,155 for the three-month period ended March 31, 2019, as compared to $1,036,684 for the prior-year’s period. The decrease is primarily attributable to the departure of our former CEO, a reduction in professional fees and the reduction of stock based compensation during the first quarter of 2019.

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

Financing income, net

Financing income, net was $3,400 for the three-month period ended March 31, 2019, as compared to $62,015 for the prior-year’s period. The change is primarily attributable to the early adoption of ASU 2017-12. Until the early adoption of ASU 2017-12 we marked the warrants with down round protection to market on a quarterly basis based on the fair value estimate derived by using Black and Scholes model, with the changes in fair value recognized as finance expense or income, as applicable, in our consolidated statement of operations. As a result of the early adoption of ASU 2017-12 we reclassified the warrants with down round protection from long term liabilities to stockholders deficit and stopped marking them to market on a quarterly basis. The decrease in the estimated fair value of our Warrants with down-round protection during the three-month period ended March 31, 2018 amounted to $77,947, respectively, resulting primarily from the decrease in the expected term of Warrants and the changes in the estimated expected volatility.

Net Loss

Net loss was $1,021,653 for the three-month period ended March 31, 2019, as compared to $1,847,794 for the prior-year’s period. The decrease in net loss is attributable primarily to the decrease in all of our expenses, as described above.

Liquidity and Capital Resources

As of March 31, 2019, cash on hand was approximately $31,000 and long-term restricted cash was approximately $54,000. During the first quarter of 2019, we received aggregate net proceeds of approximately $756 thousand (net of related cash expenses), from the issuance and sale in a private placement transaction of 200,652 Series D Units. While we expect to generate additional cash from sales, we do not anticipate that our income from operations will be sufficient to sustain our operations in the next 12 months. Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents will enable us to operate for a period of less than one month from the date of this report. In order to fund our anticipated liquidity needs beyond such period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need to raise additional capital.

Messrs. Avner Gal and Zvi Cohen collectively loaned Integrity Israel NIS 176,000 ($48,458 based on the exchange rate of 3.632 NIS/dollar as of March 31, 2019) on May 15, 2002 pursuant to a board approval. Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned Integrity Israel NIS 336,300 ($92,594 based on the same exchange rate) on March 16, 2004 . As of March 31, 2019, the outstanding balances on these loans were $57,578 and $116,539, respectively. These loans are not required to be repaid until the first year in which we realize profits in our annual statement of operations (accounting profit). At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales in the relevant quarter, beginning on the quarter following the first year in which we realize profits in our annual statement of operations. The total amount to be repaid by us to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to us, plus an amount equal to the product of the amount of each payment made by us in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment. However, notwithstanding the above-mentioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital. Our Board of Directors is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

Integrity Israel is required to pay royalties to the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of the State of Israel at a rate of 3% from the proceeds from the sale of the Company’s products arising from the development plan up to an amount equal to $93,300, plus interest at LIBOR from the date of grant. As of March 31, 2019, the contingent liability with respect to royalty payment on future sales equaled approximately $48,812, excluding interest.

Net Cash Used in Operating Activities for the Three-Month Periods Ended March 31, 2019 and March 31, 2018

Net cash used in operating activities was $821,023 and $1,426,868 for the three-month periods ended March 31, 2019 and 2018, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of $1,021,653 and $1,847,794, respectively. The company also incurred a reduction in the stock based compensation of $382,895 between the two periods related to the departure of its former CEO. In addition, the decrease by non-cash changes in fair value of Warrants with down-round protection of $77,947, respectively.

Net Cash Used in Investing Activities for the Three-Month Periods Ended March 31, 2019 and March 31, 2018

Net cash used in investing activities was $6,378 and $931 for the three-month periods ended March 31, 2019, and 2018, respectively, and was used to purchase equipment (such as computers, R&D and office equipment).

Net Cash Provided by Financing Activities for the Three-Month Periods Ended March 31, 2019 and March 31, 2018

Net cash provided by financing activities was $756,111 and $1,697,700 for the three-month period ended March 31, 2019 and 2018, respectively. Cash provided by financing activities for the three-month period ended March 31, 2019 and March 31, 2018 reflected net capital raised from the issuance of Series D Units.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our president and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any material litigation. We may, however, become involved in litigation from time to time relating to claims arising in the ordinary course of our business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Offering of Series D Units

During the three-month period ending on March 31, 2019, the Company received aggregate gross proceeds of $902,920 from the private placement of its securities to accredited investors. The Company issued to the investors an aggregate of 200,652 units of the Company (each a “Series D Unit”), each consisting of (a) one share of the Company’s Common Stock, (b) a five year warrant to purchase, at an exercise price of $1.80 per share, one share of Common Stock, (c) a five year warrant to purchase, at an exercise price of $3.60 per share, one share of Common Stock, and (d) a five year warrant to purchase, at an exercise price of $5.40 per share, one share of Common Stock.

Issuance of Non-Qualified Stock Options to Employees

On January 1, 2019, we issued a ten-year non-qualified stock option to our President and Chief Operating Officer, for the purchase of 75,000 shares of Common Stock at an exercise price of $4.50 per share, with three-year quarterly vesting commencing on the first quarter after the effective date

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
4.1	Form of Series D Securities Purchase Agreement (2)
4.2	Form of Series D-1 Common Stock Purchase Warrant (2)
4.3	Form of Series D-2 Common Stock Purchase Warrant (2)
4.4	Form of Series D-3 Common Stock Purchase Warrant (2)
4.5	Form of Series D Registration Rights Agreement (2)
10.1 *	Amendment No. 3 to Integrity Applications, Inc. 2010 Incentive Compensation Plan (3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)
101.INS	XBRL Instance Document (4)
101.SCH	XBRL Schema Document (4)
101.CAL	XBRL Calculation Linkbase Document (4)
101.LAB	XBRL Label Linkbase Document (4)
101.PRE	XBRL Presentation Linkbase Document (4)
101.DEF	XBRL Definition Linkbase Document (4)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on November 7, 2017, which exhibit is incorporated herein by reference.

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

Dated: May 15, 2019

INTEGRITY APPLICATIONS, INC.

By:	/s/ David Podwalski
Name:	David Podwalski
Title	Director, President and Chief Operating Officer (Principal Executive Officer)

By:	/s/ Sami Sassoun
Name:	Sami Sassoun
Title	Chief Financial Officer (Principal Accounting Officer)

