Form 10-Q
period 2019-06-30
Integrity Applications, Inc.
filed 2019-08-14
CIK 1506983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 14, 2019, 161,947,019 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

INTEGRITY APPLICATIONS, INC.

INTEGRITY APPLICATIONS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	2,276,293	97,079
Accounts receivable, net	22,812	22,779
Inventories	129,868	170,999
Other current assets	76,531	23,288
Total current assets	2,505,504	314,145

Operating lease right-of-use assets, net	172,950	-

Property and Equipment, Net	140,870	149,779

Long-Term Restricted Cash	55,290	52,605

Funds in Respect of Employee Rights Upon Retirement	180,418	171,657
Total assets	3,055,032	688,186

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	1,628,384	2,064,259
Operating lease liabilities, current	122,143	-
Other current liabilities	877,214	1,157,350
Total current liabilities	2,627,741	3,221,609

Long-Term Liabilities
Long-Term Loans from Stockholders	180,715	168,221
Operating lease liabilities, non-current	50,807	-
Liability for Employee Rights Upon Retirement	180,418	171,657
Total long-term liabilities	411,940	339,878

Total liabilities	3,039,681	3,561,487

Stockholders’ Deficit
Common Stock of $ 0.001 par value (“Common Stock”):
200,000,000 and 200,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 161,947,019 and 141,634,700 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	161,955	141,638
Additional paid in capital	88,823,095	84,007,612
Accumulated other comprehensive income	137,594	164,232
Accumulated deficit	(89,107,293)	(87,186,783)

Total stockholders’ (deficit) surplus	15,351	(2,873,301)
Total liabilities and stockholders’ deficit	3,055,032	688,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)
	Six-month period ended June 30,		Three-month period ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Revenues	136,080	43,488	110,518	15,279

Research and development expenses	826,239	1,284,591	401,122	691,894
Selling and marketing expenses	276,296	592,104	150,953	283,467
General and administrative expenses	952,904	2,082,858	452,749	1,046,174
Total operating expenses	2,055,439	3,959,553	1,004,824	2,021,535
Operating loss	(1,919,359)	(3,916,065)	(894,306)	(2,006,256)

Financing income (loss), net	(1,151)	105,788	(4,551)	43,773
Loss for the period	(1,920,510)	(3,810,277)	(898,857)	(1,962,483)
Other comprehensive income:
Foreign currency translation income (loss)	(26,638)	35,630	6,510	28,326

Comprehensive loss for the period	(1,947,148)	(3,774,647)	(892,347)	(1,934,157)

Loss per share (Basic)	(0.01)	(0.67)	(0.01)	(0.33)

Loss per share (Diluted)	(0.01)	(0.67)	(0.01)	(0.33)

Common shares used in computing Basic income (loss) per share	147,256,546	7,290,123	149,776,875	7,555,761
Common shares used in computing Diluted income (loss) per share	147,256,546	7,290,123	149,776,875	7,555,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	US dollars (except share data)
	(unaudited)
	Common Stock		Additional	Accumulated other		Total
	Number of shares	Amount	paid in capital	comprehensive income	Accumulated deficit	Stockholders’ deficit
Balance as of January 1, 2018	6,821,792	6,824	30,676,180	110,675	(47,368,612)	(16,574,933)
Loss for the period					(3,810,277)	(3,810,277)
Other comprehensive income	-	-	-	35,630	-	35,630
Amounts allocated to Series D-1, D-2 and Series D-3 Warrants, net	-	-	1,018,495	-	-	1,018,495
Stock dividend on Series C Preferred Stock	190,712	190	467,243	-	(467,433)	-
Stock dividend on Series B Preferred Stock	238,809	239	585,082	-	(585,321)	-
Cash dividend on Series A Preferred Stock	-	-	-	-	(8,970)	(8,970)
Amounts allocated to issuance of Common Stock from Series D offering	621,556	622	1,220,141	-	-	1,220,763
Stock-based compensation	13,338	134	1,134,397	-	-	1,134,531
Balance as of June 30, 2018	7,886,207	8,009	35,101,538	146,305	(52,240,613)	(16,984,761)

Balance as of April 1, 2018	7,469,604	7,532	33,312,949	117,979	(49,724,998)	(16,286,538)
Loss for the period					(1,962,483)	(1,962,483)
Other comprehensive income	-	-	-	28,326	-	28,326
Amounts allocated to Series D-1, D-2 and Series D-3 Warrants, net	-	-	302,402	-	-	302,402
Stock dividend on Series C Preferred Stock	99,429	99	243,601	-	(243,700)	-
Stock dividend on Series B Preferred Stock	124,505	125	305,037	-	(305,162)	-
Cash dividend on Series A Preferred Stock	-	-	-	-	(4,270)	(4,270)
Amounts allocated to issuance of Common Stock from Series D offering	186,000	186	364,567	-	-	364,753
Stock-based compensation	6,669	67	572,982	-	-	573,049
Balance as of June 30, 2018	7,886,207	8,009	35,101,538	146,305	(52,240,613)	(16,984,761)

	US dollars (except share data)
	(unaudited)
	Common Stock		Additional	Accumulated other		Total Stockholders’
	Number of shares	Amount	paid in capital	comprehensive loss	Accumulated deficit	(deficit) surplus
Balance as of January 1, 2019	141,634,700	141,638	84,007,612	164,232	(87,186,783)	(2,873,301)
Loss for the period					(1,920,510)	(1,920,510)
Other comprehensive (loss)	-	-	-	(26,638)	-	(26,638)
Amounts allocated to Series D-1, D-2 and Series D-3 Warrants, net	-	-	31,915	-	-	31,915
Amounts allocated to issuance of Common Stock from Series D offering	18,889,618	18,892	3,898,155	-	-	3,917,047
Issuance of shares as settlement of financial liabilities	1,190,141	1,190	305,866	-	-	307,056
Warrants issued as consideration for placement services	-	-	249,612	-	-	249,612
Stock-based compensation	232,560	235	329,935	-	-	330,170
Balance as of June 30, 2019	161,947,019	161,955	88,823,095	137,594	(89,107,293)	15,351

Balance as of April 1, 2019	146,440,814	146,447	85,244,557	131,084	(88,208,436)	(2,686,348)
Loss for the period					(898,857)	(898,857)
Other comprehensive income	-	-	-	6,510	-	6,510
Amounts allocated to Series D-1, D-2 and Series D-3 Warrants, net	-	-	26,287	-	-	26,287
Amounts allocated to issuance of Common Stock from Series D offering	15,389,925	15,392	3,197,418	-	-	3,212,810
Warrants issued as consideration for placement services	-	-	203,366	-	-	203,366
Stock-based compensation	116,280	116	151,467	-	-	151,583
Balance as of June 30, 2019	161,947,019	161,955	88,823,095	137,594	(89,107,293)	15,351

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Six-month period ended June 30,
	2019	2018
	(unaudited)
Cash flows from operating activities:
Loss for the period	(1,920,510)	(3,810,277)
Adjustments to reconcile (loss) for the period to net cash used in operating activities:
Depreciation	26,252	58,789
Stock-based compensation	330,170	1,134,531
Change in the fair value of warrants with down-round protection	-	(160,028)
Linkage difference on principal of loans from stockholders	3,865	(1,963)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	1,184	(4,175)
Decrease in inventory	49,228	22,113
(Increase) decrease in other current assets	(52,194)	(24,113)
Operating lease right-of-use assets	51,787	-
(Decrease) increase in accounts payable	(481,558)	(7,404)
Increase in other current liabilities	2,520	350,318
Operating lease liabilities	(51,787)	-
Net cash used in operating activities	(2,041,043)	(2,442,209)

Cash flows from investing activities:
Purchase of property and equipment	(9,913)	(1,912)
Net cash used in investing activities	(9,913)	(1,912)

Cash flows from financing activities
Proceeds allocated to Common Stock from Series D offering, net of cash issuance expenses	4,165,079	1,318,350
Proceeds allocated to Series D Warrants, net of cash issuance expenses	33,495	1,100,140
Net cash provided by (used in) financing activities	4,198,574	2,418,490
Effect of exchange rate changes on cash and cash equivalents	34,281	(12,789)
Increase (decrease) in Cash, Cash equivalents, and restricted cash	2,181,899	(38,420)
Cash, Cash equivalents, and restricted cash at beginning of the period	149,684	93,344
Cash, cash equivalents, and restricted cash at end of the period	2,331,583	54,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

Supplementary information on financing activities not involving cash flows (unaudited):

During the six months ending June 30, 2019, the company settled a portion of the outstanding board fees and management payroll obligations in the amount of $307,056 through the issuance of 1,190,141 shares of common stock in total to five board members and three members of the senior management team

During the six months ending June 30, 2019, $249,612 representing the fair value of warrants issued as consideration for placement agent services. This amount was accounted for as Warrants with down-round protection. Upon issuance, the fair value was recognized as an increase in additional paid in capital.

The company calculate the Placement Agent Warrants fair value by using the Black and Scholes model, the key inputs used in the fair value calculations were as follows:

June 30, 2019

Dividend yield (%)	-
Expected volatility (%) (*)	56.21
Risk free interest rate (%)	2.5
Expected term of options (years)	5
Exercise price (US dollars)	0.258 – 5.400
Share price (US dollars) (**)	0.258
Fair value (US dollars)	0.004 – 0.130

(*)	Due to the low trading volume of the Company’s Common Stock, the expected volatility was based on a sample of 248 companies operating in the Healthcare Products industry.
(**)	The Common Stock price, per share reflects the Company’s management’s estimation of the fair value per share of Common Stock as of June 30, 2019. In reaching its estimation for such periods, management considered, among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series D Units at December 31, 2018.

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

Since its incorporation, the Company has not conducted any material operations other than those carried out by Integrity Israel. The development and commercialization of Integrity Israel’s product is expected to require substantial expenditures. Integrity Israel and the Company (collectively, the “Group”) have not yet generated significant revenues from operations, and therefore they are dependent upon external sources for financing their operations. As of June 30, 2019, the Group has incurred accumulated deficit of $89,107,293, immaterial amount of stockholder’s surplus of $15,351, negative operating cash flows and negative working capital. Management considered the significance of such conditions in relation to the Group’s ability to meet its current and future obligations and determined that these conditions raise substantial doubt about the Group’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the six months ended June 30, 2019, the Company raised funds in an aggregate amount of approximately $4,198,574 (net of related cash expenses) through the issuance of 1,083,004 units (the “Series D Units”) consisting of (a) 18,889,618 shares (collectively, the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (b) a five year warrant to purchase up to 1,083,004 shares of Common Stock, at an exercise price of $1.80 per share (c) a five year warrant to purchase up to 1,083,004 shares of Common Stock, at an exercise price of $3.60 per share, and (d) a five year warrant to purchase up to 1,083,004 shares of Common Stock, at an exercise price of $5.40 per share.

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

Accounting Principles

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2019. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature

The results for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any future period.

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
See also Note 5.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3 – RECENT EVENTS

During the first six months of 2019, we received aggregate net proceeds of approximately $4.2 million (net of related cash expenses), from the issuance and sale in a private placement transaction of 1,083,004 Series D Units consisting of (a) 18,889,618 shares (collectively, the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (b) a five year warrant to purchase up to 1,083,004 shares of Common Stock, at an exercise price of $1.80 per share, (c) a five year warrant to purchase up to 1,083,004 shares of Common Stock, at an exercise price of $3.60 per share, and (d) a five year warrant to purchase up to 1,083,004 shares of Common Stock, at an exercise price of $5.40 per share. As of June 30, 2019, the Series D Warrants (issued on December 1, 2017, during 2018 and during the first six months of 2019) are exercisable for an aggregate of 7,351,680 shares of Common Stock, in each case subject to adjustment in certain circumstances.

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with the placement agent, the Company paid the placement agent, as a commission, an amount equal to 10% of the aggregate sales price of the Series D Units sold in each closing, plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series D Units sold in such closing. In addition, pursuant to the Placement Agent Agreement, in connection with the closings in the first half of 2019, the Company is required to issue to the placement agent: (a) 5-year warrants to purchase up to 1,888,966 shares of Common Stock at an exercise price of $0.258 per share, (b) 5-year warrants to purchase up to 108,305 shares of Common Stock at an exercise price of $1.80 per share.(c) 5-year warrants to purchase up to 108,305 shares of Common Stock at an exercise price of $3.60 per share, and d) 5-year warrants to purchase up to 108,305 shares of Common Stock at an exercise price of $5.40 per share The terms of such warrants are substantially similar to the Series D Warrants except that the warrants issued to the placement agent are exercisable on a cashless basis and include full ratchet anti-dilution protection.

On January 1, 2019, we issued a ten-year non-qualified stock option to our President, for the purchase of 75,000 shares of Common Stock at an exercise price of $4.50 per share, with three-year quarterly vesting commencing on the first quarter after the effective date.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 4 – INVENTORIES

	US dollars
	June 30,	December 31,
	2019	2018
	(unaudited)
Raw materials	14,564	13,522
Work in process	1,503,440	1,546,764
Finished products	68,461	67,310
	1,586,465	1,627,596
Less – provision for slow moving inventory (*)	(1,456,597)	(1,456,597)
	129,868	170,999

(*)	Management evaluates whether inventory reserve for slow-moving or obsolete items is required. To date, as a result of low volume of revenues generated from the sales of the GlucoTrack® model DF-F glucose monitoring device the Group has recorded reserves with respect to its inventory in the amount of approximately US$ 1,457 thousand during 2017 and 2018.

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

The components of lease costs, lease term and discount rate are as follows:

US dollars
Six Months Ended
June 30, 2019
(unaudited)
Operating lease cost:
Office space	60,000
vehicle	3,826
63,826
Remaining Lease Term
Office space	1.42 years
vehicle	1.92 years

Weighted Average Discount Rate
Office space	10%
vehicle	10%

The following is a schedule, by years, of maturities of operating lease liabilities as of June 30, 2019:

US dollars
June 30, 2019
(unaudited)
Period:
The remainder of 2019	63,878
2020	117,758
2021	3,878
Total operating lease payments	185,514
Less: imputed interest	12,564
Present value of lease liabilities	172,950

NOTE 6 – OTHER CURRENT LIABILITIES

	US dollars
	June 30, 2019	December 31, 2018
	(unaudited)

Employees and related institutions	264,778	239,964
Accrued expenses and other	612,436	917,386
	877,214	1,157,350

NOTE 7 – FINANCING INCOME (EXPENSE), NET

	US dollars		US dollars
	Six-month period ended June 30,		Three-month period ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Israeli CPI linkage difference on principal of loans from stockholders	(3,865)	1,963	(3,342)	1,052
Exchange rate differences	10,569	(5,621)	2,506	8,006
Change in fair value of warrants with down round protection	-	160,028	-	82,081
Interest expenses on credit from banks and other	(7,855)	(6,302)	(3,715)	(3,086)
Late fee penalty of dividend payments	-	(44,280)	-	(44,280)
	(1,151)	105,788	(4,551)	43,773

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 8 – LOSS PER SHARE

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

The loss and the weighted average number of shares used in computing basic and diluted loss per share for the six and three month periods ended June 30, 2018 and 2017 are as follows:

	US dollars		US dollars
	Six-month period ended June 30,		Three-month period ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Loss for the period	(1,920,510)	(3,810,277)	(898,857)	(1,962,483)
Cash dividend on Series A Preferred Stock	-	(8,970)	-	(4,270)
Stock dividend on Series B Preferred Stock	-	(585,321)	-	(305,162)
Stock dividend on Series C Preferred Stock	-	(467,433)	-	(243,700)
Loss for the period attributable to common stockholders	(1,920,510)	(4,872,001)	(898,857)	(2,515,615)

	Number of shares		Number of shares
	Six-month period ended June 30,		Three-month period ended June 30,
	2019	2018	2019	2018

Number of shares:
Weighted average number of shares used in the computation of basic and diluted earnings per share	147,256,546	7,290,123	149,776,875	7,555,761
Total weighted average number of common shares related to outstanding options and warrants excluded from the calculations of diluted loss per share (*)	77,558,958	27,017,190	78,029,732	26,274,884

(*)	All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per share for all the reported periods, because the effect of the common shares issuable as a result of the exercise or conversion of these instruments was determined to be anti-dilutive

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

Recent Developments

During the first six months of 2019, we received aggregate net proceeds of approximately $4.2 million (net of related cash expenses), from the issuance and sale in a private placement transaction of 1,083,004 Series D Units. As of June 30, 2019, the Series D Warrants (issued on December 1, 2017, during 2018 and during the first six months of 2019) are exercisable for an aggregate of 7,351,680 shares of Common Stock, in each case subject to adjustment in certain circumstances.

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with the placement agent, the Company paid the placement agent, as a commission, an amount equal to 10% of the aggregate sales price of the Series D Units sold in each closing, plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series D Units sold in such closing. In addition, pursuant to the Placement Agent Agreement, in connection with the closings in the first half of 2019, the Company is required to issue to the placement agent: (a) 5-year warrants to purchase up to 1,888,966 shares of Common Stock at an exercise price of $0.258 per share, (b) 5-year warrants to purchase up to 108,305 shares of Common Stock at an exercise price of $1.80 per share.(c) 5-year warrants to purchase up to 108,305 shares of Common Stock at an exercise price of $3.60 per share, and d) 5-year warrants to purchase up to 108,305 shares of Common Stock at an exercise price of $5.40 per share The terms of such warrants are substantially similar to the Series D Warrants except that the warrants issued to the placement agent are exercisable on a cashless basis and include full ratchet anti-dilution protection.

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

The current version of Glucotrack® DF-F requires each patient to be calibrated in a face-to-face session with a certified trained calibrator. The calibration requires patients to participate in a one-hour session when first using their new device and again every six months when the personal ear clip is replaced. We are developing a self-calibration module for Glucotrack® DF-F, which will allow all patients to set up the device on their own without the need for a trained calibrator. This enhancement will allow patients to set up Glucotrack® DF-F themselves easier and faster without support from a calibrator. For our distributors, this will lower patient initiation and support costs allowing them to re-deploy these funds into their marketing and sales efforts. It will also provide them with a substantial opportunity to open up additional distribution channels including pharmacies, clinics and online.

4.	Miniaturization

The objective of this project is to transform the existing device into a simple, easy to use wireless ear-clip, which would measure glucose and communicate the results seamlessly to any other platform through a wireless connection or a Bluetooth connection to a smart device such as a smartphone, tablet or computer, eliminating the current handheld display. The result would be a user-friendly, inconspicuous measuring device for the management of diabetes and pre-diabetes. We expect this new device to have much greater patient desire to purchase and user acceptance. We also expect this new device will have a significantly lower cost to manufacture than our current device.

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

Going Concern Uncertainty

The development and commercialization of our product will require substantial expenditures. We have not yet generated any material revenues and have incurred a substantial accumulated deficit and negative operating cash flows. We currently have no sources of recurring revenue and are therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. Management’s plans concerning these matters are described in Note 1B to our annual report on Form 10-K for the year ended December 31, 2018. (see also Note 1B to our interim financial statements for the period ended June 30, 2019). As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in their audit report included in our annual report for year ended December 31, 2018. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the six-month period ended June 30, 2019 compared with the same period ended June 30, 2018. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Six Months ended June 30, 2019 compared to Six Months ended June 30, 2018

Revenues

During the six-month period ended June 30, 2019, we had revenues of $136,080 from orders for our GlucoTrack® model DF-F glucose monitoring device and personal ear-clip (“PEC”) that are replaced every six months, as compared with $43,488 for the prior-year period. The increase in revenues is a result of orders shipped to two new markets during the second quarter of 2019.

We recognize revenues from sales of the GlucoTrack® model DF-F and PECs when control is transferred to the customer and collectability is probable.

Research and development expenses

Research and development expenses were $826,239 for the six-month period ended June 30, 2019, as compared to $1,284,591 for the prior-year period. The decrease is mainly attributable to the completion of our clinical trials for the current version of the DF-F during 2018 and the decrease in salary and other personnel-related expenses, including stock-based compensation expenses during 2019.

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

Selling and marketing expenses

Selling and marketing expenses were $276,296 for the six-month period ended June 30, 2019, as compared to $592,104 for the prior-year period. The decrease is primarily attributable to the Company’s decision to reduce its business development personnel in the European market until such a time when the proof of concept of obtaining reimbursement for the product in test markets is realized. In addition during the fourth quarter of 2018, our Chief Commercialization Officer was appointed as our President and Chief Operating Officer and as a result his salary and related benefits expenses were allocated to our General and administrative expenses.

Selling and marketing expenses consist primarily of salaries, travel expenses and other related expenses. Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect selling and marketing expenses to increase during the remainder of 2019 and beyond as we continue our focus on marketing and sales of the GlucoTrack® model DF-F; however, we may adjust or allocate the level of our marketing based on available financial resources and based on our commercial needs including specific requirements from customers, development of new GlucoTrack® models and others.

General and administrative expenses

General and administrative expenses were $952,904 for the six-month period ended June 30, 2019, as compared to $2,082,858 for the prior-year period. The decrease is primarily attributable to the departure of our former CEO, a reduction in professional fees and the reduction of stock based compensation during 2019.

General and administrative expenses consist primarily of professional services, salaries, travel expenses and other related expenses for executive, finance and administrative personnel, including stock-based compensation expenses. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services. Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect selling, general and administrative expenses to increase during the remainder of 2019 and beyond.

Financing income (expense), net

Financing expenses, net were $1,151 for the six-month period ended June 30, 2019, as compared to $105,788 of financing income for the prior-year period. The change is primarily attributable to the early adoption of ASU 2017-11. Until the early adoption of ASU 2017-11 we marked the warrants with down round protection to market on a quarterly basis based on the fair value estimate derived by using Black and Scholes model, with the changes in fair value recognized as finance expense or income, as applicable, in our consolidated statement of operations. As a result of the early adoption of ASU 2017-11 we reclassified the warrants with down round protection from long term liabilities to stockholders deficit and stopped marking them to market on a quarterly basis. The decrease in the estimated fair value of our Warrants with down-round protection during the Six-month period ended June 30, 2018 amounted to $160,028, resulting primarily from the decrease in the expected term of Warrants and the changes in the estimated expected volatility offset by expenses in the amount of $44,280 related to the late fee penalty resulting from the non-issuance of dividend payments at the required time during the first six month of 2018.

Net Loss

Net loss was $1,920,510 for the six-month period ended June 30, 2019, as compared to $3,810,277 for the prior-year period. The decrease in net loss is attributable primarily to the increase in revenues, decrease in our operating expenses and offset by the increase in financing expenses, as described above,

Three Months ended June 30, 2019 compared to three Months ended June 30, 2018

Revenues

During the three-month period ended June 30, 2019, we had revenues of $110,518 from orders for our GlucoTrack® model DF-F glucose monitoring device and PEC that are replaced every six months, as compared with $15,279 for the prior-year period. The increase in revenues is a result of orders shipped to two new markets during the second quarter of 2019.

We recognize revenues from sales of the GlucoTrack® model DF-F and PECs when control is transferred to the customer and collectability is probable

Research and development expenses

Research and development expenses were $401,122 for the three-month period ended June 30, 2019, as compared to $691,894 for the prior-year period. The decrease is attributable to a decrease in salary and other personnel-related expenses, including stock-based compensation expenses during 2019.

Research and development expenses consist primarily of salaries and other personnel-related expenses, including materials, travel expenses, clinical trials and other expenses. Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect research and development expenses to increase during the remainder of 2019 and beyond, primarily due to hiring additional personnel and developing our product line, as well as improvement of the GlucoTrack® model DF-F; however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs including the development of new GlucoTrack® models and others.

Selling and marketing expenses

Selling and marketing expenses were $150,953 for the three-month period ended June 30, 2019, as compared to $283,467 for the prior-year period. The decrease is primarily attributable to the Company’s decision to reduce its business development personnel in the European market until such a time when the proof of concept of obtaining reimbursement for the product in test markets is realized. In addition, during the fourth quarter of 2018, our Chief Commercialization Officer was appointed as our President and Chief Operating Officer and as a result his salary and related benefits expenses were allocated to our General and administrative expenses.

Selling and marketing expenses consist primarily of salaries, travel expenses and other related expenses. Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect selling and marketing expenses to increase during the remainder of 2019 and beyond as we continue our focus on marketing and sales of the GlucoTrack® model DF-F; however, we may adjust or allocate the level of our marketing based on available financial resources and based on our commercial needs including specific requirements from customers and the development of new GlucoTrack® models and others.

General and administrative expenses

General and administrative expenses were $452,749 for the three-month period ended June 30, 2019, as compared to $1,046,174 for the prior-year period. The decrease is primarily attributable to the departure of our former CEO, a reduction in professional fees and the reduction of stock based compensation during 2019.

General and administrative expenses consist primarily of professional services, salaries, travel expenses and other related expenses for executive, finance and administrative personnel, including stock-based compensation expenses. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services. Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect selling, general and administrative expenses to increase during the remainder of 2019 and beyond.

Financing income (expense), net

Financing expenses, net were $4,551 for the three-month period ended June 30, 2019, as compared to financing income of $43,773 for the prior-year period. The change is primarily attributable to the early adoption of ASU 2017-11. Until the early adoption of ASU 2017-11 we marked the warrants with down round protection to market on a quarterly basis based on the fair value estimate derived by using Black and Scholes model, with the changes in fair value recognized as finance expense or income, as applicable, in our consolidated statement of operations. As a result of the early adoption of ASU 2017-11 we reclassified the warrants with down round protection from long term liabilities to stockholders deficit and stopped marking them to market on a quarterly basis. The decrease in the estimated fair value of our Warrants with down-round protection during the Three-month period ended June 30, 2018 amounted to $82,081, resulting primarily from the decrease in the expected term of Warrants and the changes in the estimated expected volatility. offset by expenses in the amount of $44,280 related to the late fee penalty resulting from the non-issuance of dividend payments at the required time during the first six month of 2018.

Net Loss

Net loss was $898,857 for the three-month period ended June 30, 2019, as compared to $1,962,483 for the prior-year period. The decrease in net loss is attributable primarily to the increase in revenues and decrease in our operating expenses, as described above.

Liquidity and Capital Resources

As of July 23, 2019, cash on hand was approximately $1,982,000. During 2019, we received aggregate net proceeds of approximately $4.2 million (net of related cash expenses) from the issuance and sale of Series D Units. During the first six months of 2019, we did not collect a material amount in cash proceeds from the fulfillment of orders for our improved GlucoTrack® model DF-F. While we expect to generate additional cash from sales, we do not anticipate that our income from operations will be sufficient to sustain our operations in the next 12 months. Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents will enable us to operate for a period of five months from the date of this report. In order to fund our anticipated liquidity needs beyond such period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need to raise additional capital.

Messrs. Avner Gal and Zvi Cohen collectively loaned Integrity Israel NIS 176,000 ($49,355 based on the exchange rate of 3.566 NIS/dollar as of June 30, 2019) on May 15, 2002 pursuant to a board approval. Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned Integrity Israel NIS 336,300 ($94,307 based on the same exchange rate) on March 16, 2004. These loans are not required to be repaid until the first year in which we realize profits in our annual statement of operations (accounting profit). At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales in the relevant quarter, beginning on the quarter following the first year in which we realize profits in our annual statement of operations. The total amount to be repaid by us to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to us, plus an amount equal to the product of the amount of each payment made by us in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment. However, notwithstanding the above-mentioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital. Our Board of Directors is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

Integrity Israel is required to pay royalties to the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of the State of Israel at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the development plan up to an amount equal to $93,300, plus interest at LIBOR from the date of grant. As of June 30, 2019, the contingent liability with respect to royalty payment on future sales equaled approximately $45,450, excluding interest.

Net Cash Used in Operating Activities for the Six-Month Periods Ended June 30, 2019 and June 30, 2018

Net cash used in operating activities was $2,041,043 and $2,442,209 for the six-month periods ended June 30, 2019 and 2018, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of $1,920,510 and $3,810,277, respectively, increased by non-cash changes in fair value of warrants with down-round protection of $0 and $160,028, respectively. Net cash used in operating activities was also partially offset by changes in operating assets and liabilities in the aggregate amounts of $480,820 and $336,739, respectively.

Net Cash Used in Investing Activities for the Six-Month Periods Ended June 30, 2019 and June 30, 2018

Net cash used in investing activities was $9,913 and $1,912 for the six-month periods ended June 30, 2019 and 2018, respectively, and was used to purchase equipment (such as computers, research and development, and office equipment).

Net Cash Provided by Financing Activities for the Six-Month Periods Ended June 30, 2019 and June 30, 2018

Net cash provided by financing activities was $4,198,574 and $2,418,490 for the six-month periods ended, June 30 2019 and 2018, respectively. Cash provided by financing activities for the six-month period ended June 30, 2019 and June 30, 2018 reflected net capital raised from the issuance of Series D Units.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Operating Officer and our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our President and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Offering of Series D Units

During the six-month period ending on June 30, 2019, the Company received aggregate gross proceeds of $4,873,520 from the private placement of its securities to accredited investors in a transaction exempt from registration under Section 4(a)(2) the Securities Act of 1933, as amended.

On June 14, 2019, Integrity Applications, Inc. (the “Company”) conducted a final closing of the private placement of its securities pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”). Pursuant to the Purchase Agreements, on each of such closing dates, the Company issued to the respective Purchasers an aggregate of 13,972,100 units at a purchase price of $0.258 per unit of the Company (each a “Unit” and, collectively, the “Units”), each consisting of (a) one share (collectively, the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (b) .05734 of a five year warrant to purchase, at an exercise price of $1.80 per share, one share of Common Stock (collectively, the “Series D-1 Warrants”), (c) .05734 of a five year warrant to purchase, at an exercise price of $3.60 per share, one share of Common Stock (collectively, the “Series D-2 Warrants”), and (d) .05734 of a five year warrant to purchase, at an exercise price of $5.40 per share, one share of Common Stock (collectively, the “Series D-3 Warrants”, and together with the Series D-1 Warrants and Series D-2 Warrants, the “Warrants”).

In the final closing, the Company received aggregate gross proceeds of $3,604,800 from the sale of the Units pursuant to the Purchase Agreements.

The terms of the instruments are otherwise the same as in the previous closings of the Company’s “D Round” as described and pursuant to the terms of the agreements attached to the Company’s Current Report on 8-K filed with the Commission on March 7, 2018.

Placement Agent Compensation

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with the placement agent for the Offering (the “Placement Agent”), at the closing of the sale of the Units the Company paid the Placement Agent, as a commission, a cash amount equal to 10% of the aggregate sales price of the Series D Units sold in each closing, plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series D Units sold in such closing. In addition, pursuant to the placement agent agreement, we are required to issue to the Placement Agent warrants to purchase up to such number of shares of Common Stock equal to 10% of the aggregate Shares sold in the Offering plus warrants equal to 10% of the total number of the Warrants issued to the Purchasers in the Offering (collectively, the “Placement Agent Warrants”). The terms of the Placement Agent Warrants will be substantially similar to the Warrants except that the Placement Agent Warrants will also be exercisable on a cashless basis and will include full ratchet anti-dilution protection.

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

Dated: August 14, 2019

INTEGRITY APPLICATIONS, INC.

By:	/s/ David Podwalski
Name:	David Podwalski
Title	Director, President and Chief Operating Officer (Principal Executive Officer)

By:	/s/ Jolie Kahn
Name:	Jolie Kahn
Title	Interim Chief Financial Officer (Principal Accounting Officer)

