Form 10-Q
period 2019-09-30
Integrity Applications, Inc.
filed 2019-11-13
CIK 1506983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 13, 2019, 162,063,299 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

INTEGRITY APPLICATIONS, INC.

INTEGRITY APPLICATIONS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	1,222,280	97,079
Accounts receivable, net	30,369	22,779
Inventories	139,129	170,999
Other current assets	48,514	23,288
Total current assets	1,440,292	314,145

Operating lease right-of-use assets, net	147,042	-

Property and Equipment, Net	144,912	149,779

Long-Term Restricted Cash	56,624	52,605

Funds in Respect of Employee Rights Upon Retirement	184,771	171,657
Total assets	1,973,641	688,186

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	1,553,955	2,064,259
Operating lease liabilities, current	122,507	-
Other current liabilities	763,760	1,157,350
Total current liabilities	2,440,222	3,221,609

Long-Term Liabilities
Long-Term Loans from Stockholders	186,929	168,221
Operating lease liabilities, non-current	24,535	-
Liability for Employee Rights Upon Retirement	184,771	171,657
Total long-term liabilities	396,235	339,878

Total liabilities	2,836,457	3,561,487

Stockholders’ Deficit
Common Stock of $ 0.001 par value (“Common Stock”):
200,000,000 and 200,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 162,063,299 and 141,634,700 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	162,071	141,638
Additional paid in capital	88,944,576	84,007,612
Accumulated other comprehensive income	134,607	164,232
Accumulated deficit	(90,104,070)	(87,186,783)
Total stockholders’ (deficit) surplus	(862,816)	(2,873,301)
Total liabilities and stockholders’ deficit	1,973,641	688,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)
	Nine-month period ended		Three-month period ended
	September 30,		September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Revenues	140,255	43,488	4,175	-
Research and development expenses	1,203,616	1,818,108	377,377	534,129
Selling and marketing expenses	444,555	857,386	168,259	265,282
General and administrative expenses	1,391,916	2,894,553	439,012	811,695
Total operating expenses	3,040,087	5,570,847	984,648	1,611,106
Operating loss	(2,899,832)	(5,527,171)	(980,473)	(1,611,106)

Financing income (expenses), net	(17,455)	144,016	(16,304)	38,228
Loss for the period	(2,917,287)	(5,383,155)	(996,777)	(1,572,878)
Other comprehensive income:
Foreign currency translation adjustment	(29,625)	40,370	(2,987)	4,740

Comprehensive loss for the period	(2,946,912)	(5,342,785)	(999,764)	(1,568,138)

Loss per share (Basic)	(0.01)	(0.96)	(0.01)	(0.31)

Loss per share (Diluted)	(0.01)	(0.96)	(0.01)	(0.31)

Common shares used in computing Basic loss per share	152,240,776	7,745,275	162,012,688	8,249,442
Common shares used in computing Diluted loss per share	152,240,776	7,745,275	162,012,688	8,249,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	US dollars (except share data)
	(unaudited)
				Accumulated		Total
	Common Stock		Additional	other		stockholders’
	Number		paid	comprehensive	Accumulated	equity
	of shares	Amount	in capital	income	Deficit	(deficit)
Balance as of January 1, 2018	6,821,792	6,824	30,676,180	110,675	(47,368,612)	(16,574,933)
Loss for the period	-	-	-	-	(5,383,155)	(5,383,155)
Other comprehensive income	-	-	-	40,370	-	40,370
Amounts allocated to Series D-1, D-2 and Series D-3 Warrants, net	-	-	1,983,502	-	-	1,983,502
Stock dividend on Series C Preferred Stock	364,451	364	892,905	-	(893,269)	-
Stock dividend on Series B Preferred Stock	456,365	456	1,118,094	-	(1,118,550)	-
Cash dividend on Series A Preferred Stock	-	-	-	-	(13,141)	(13,141)
Amounts allocated to issuance of Common Stock from Series D offering	1,206,444	1,206	2,373,230	-	-	2,374,436
Stock-based compensation	15,560	16	1,577,000	-	1,577,016
Balance as of September 30, 2018	8,864,612	8,866	38,620,911	151,045	(54,776,727)	(15,995,905)

Balance as of July 1, 2018	7,886,207	8,009	35,104,538	146,305	(52,240,613)	(16,984,761)
Loss for the period	-	-	-	-	(1,572,878)	(1,572,878)
Other comprehensive income	-	-	-	4,740	-	4,740
Amounts allocated to Series D-1, D-2 and Series D-3 Warrants, net	-	-	965,007	-	-	965,007
Stock dividend on Series C Preferred Stock	173,739	174	425,662	-	(425,835)	-
Stock dividend on Series B Preferred Stock	217,556	217	533,012	-	(533,230)	-
Cash dividend on Series A Preferred Stock	-	-	-	-	(4,172)	(4,172)
Amounts allocated to issuance of Common Stock from Series D offering	584,888	584	1,153,089	-	-	1,153,673
Stock-based compensation	2,222	(118)	442,603	-	-	442,485
Balance as of September 30, 2018	8,864,612	8,866	38,620,911	151,045	54,776,728	(15,995,905)

	US dollars (except share data)
	(unaudited)
				Accumulated		Total
	Common Stock		Additional	other		stockholders’
	Number		paid	comprehensive	Accumulated	(deficit)
	of shares	Amount	in capital	loss	Deficit	surplus
Balance as of January 1, 2019	141,634,700	141,638	84,007,612	164,232	(87,186,783)	(2,873,301)
Loss for the period	-	-	-	-	(2,917,287)	(2,917,287)
Other comprehensive (loss)	-	-	-	(29,625)	-	(29,625)
Amounts allocated to Series D-1, D-2 and Series D-3 Warrants, net	-	-	31,915	-	-	31,915
Amounts allocated to issuance of Common Stock from Series D offering	18,889,618	18,892	3,898,155	-	-	3,917,047
Issuance of shares as settlement of financial liabilities	1,190,141	1,190	305,866	-	-	307,056
Warrants issued as consideration for placement services	-	-	249,612	-	-	249,612
Stock-based compensation	348,840	351	451,416	-	-	451,767
Balance as of September 30, 2019	162,063,299	162,071	88,944,576	134,607	(90,104,070)	(862,816)

Balance as of July 1, 2019	161,947,019	161,955	88,823,095	137,594	(89,107,293)	15,351
Loss for the period	-	-	-	-	(996,777)	(996,777)
Other comprehensive income	-	-	-	(2,987)	-	(2,987)
Stock-based compensation	116,280	116	121,481	-	-	121,597
Balance as of September 30, 2019	162,063,299	162,071	88,944,576	134,607	(90,104,070)	(862,816)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Nine-month period ended September 30,
	2019	2018
	(unaudited)
Cash flows from operating activities:
Loss for the period	(2,917,287)	(5,383,155)
Adjustments to reconcile (loss) for the period to net cash used in operating activities:
Depreciation	38,253	58,789
Stock-based compensation	451,767	1,577,016
Change in the fair value of warrants with down-round protection	-	(251,790)
Linkage difference on principal of loans from stockholders	5,708	(1,266)
Changes in assets and liabilities:
Decrease in accounts receivable	(5,777)	(5,590)
Increase in inventory	43,140	20,979
(Decrease) increase in other current assets	(23,566)	(31,717)
Operating Lease right-of-use assets	77,695	-
(Decrease) increase in accounts payable	(573,014)	(165,580)
Increase in other current liabilities	(121,732)	379,854
Operating lease liabilities	(77,695)	-
Net cash used in operating activities	(3,102,508)	(3,802,460)

Cash flows from investing activities:
Purchase of property and equipment	(22,554)	(3,505)
Increase in long-term restricted cash	-	(10,164)
Net cash used in investing activities	(22,554)	(13,669)

Cash flows from financing activities
Proceeds allocated to Common Stock from Series D offering, net of cash issuance expenses	4,165,079	2,563,839
Proceeds allocated to Series D Warrants, net of cash issuance expenses	33,495	2,141,989
Net cash provided by financing activities	4,198,574	4,705,828
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	55,708	(1,612)
Increase (decrease) in cash, cash equivalents, and restricted cash	1,129,220	888,087
Cash, cash equivalents, and restricted cash at beginning of the period	149,684	53,782
Cash, cash equivalents, and restricted cash at end of the period	1,278,904	941,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

Supplementary information on financing activities not involving cash flows (unaudited):

During the nine months ending September 30, 2019, the Company settled a portion of the outstanding board fees and management payroll obligations in the amount of $307,056 through the issuance of 1,190,141 shares of common stock in total to five board members and three members of the senior management team.

During the nine months ending September 30, 2019, $249,612 representing the fair value of warrants issued as consideration for placement agent services. This amount was accounted for as Warrants with down-round protection. Upon issuance, the fair value was recognized as an increase in additional paid in capital.

The company calculate the Placement Agent Warrants fair value by using the Black and Scholes model, the key inputs used in the fair value calculations were as follows:

September 30, 2019

Dividend yield (%)	-
Expected volatility (%) (*)	56.21
Risk free interest rate (%)	2.5
Expected term of options (years)	5
Exercise price (US dollars)	0.258 – 5.400
Share price (US dollars) (**)	0.258
Fair value (US dollars)	0.004 – 0.130

(*)	Due to the low trading volume of the Company’s Common Stock, the expected volatility was based on a sample of 248 companies operating in the Healthcare Products industry.
(**)	The Common Stock price, per share reflects the Company’s management’s estimation of the fair value per share of Common Stock as of June 2019. In reaching its estimation for such periods, management considered, among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series D Units at December 31, 2018.

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

Since its incorporation, the Company has not conducted any material operations other than those carried out by Integrity Israel. The development and commercialization of Integrity Israel’s product is expected to require substantial expenditures. Integrity Israel and the Company (collectively, the “Group”) have not yet generated significant revenues from operations, and therefore they are dependent upon external sources for financing their operations. As of September 30, 2019, the Group has incurred accumulated deficit of $90,104,070, negative operating cash flows and negative working capital. Management considered the significance of such conditions in relation to the Group’s ability to meet its current and future obligations and determined that these conditions raise substantial doubt about the Group’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the nine months ended September 30, 2019, the Company raised funds in an aggregate amount of approximately $4,198,574 (net of related cash expenses) through the issuance of 1,083,004 units (the “Series D Units”) consisting of (a) 18,889,618 shares (collectively, the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (b) a five year warrant to purchase up to 1,083,004 shares of Common Stock, at an exercise price of $1.80 per share (c) a five year warrant to purchase up to 1,083,004 shares of Common Stock, at an exercise price of $3.60 per share, and (d) a five year warrant to purchase up to 1,083,004 shares of Common Stock, at an exercise price of $5.40 per share.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 1 – GENERAL (cont.)

C.	Use of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to (i) the going concern assumptions, and (ii) measurement of stock based compensation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of presentation

Accounting Principles

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2019. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature

The results for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any future period.

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
See also Note 5.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3 – RECENT EVENTS

During the first nine months of 2019, we received aggregate net proceeds of approximately $4.2 million (net of related cash expenses), from the issuance and sale in a private placement transaction of 1,083,004 Series D Units consisting of (a) 18,889,618 shares (collectively, the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (b) a five year warrant to purchase up to 1,083,004 shares of Common Stock, at an exercise price of $1.80 per share, (c) a five year warrant to purchase up to 1,083,004 shares of Common Stock, at an exercise price of $3.60 per share, and (d) a five year warrant to purchase up to 1,083,004 shares of Common Stock, at an exercise price of $5.40 per share. As of September 30, 2019, the Series D Warrants (issued on December 1, 2017, during 2018 and during the first six months of 2019) are exercisable for an aggregate of 7,351,680 shares of Common Stock, in each case subject to adjustment in certain circumstances.

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with the placement agent, the Company paid the placement agent, as a commission, an amount equal to 10% of the aggregate sales price of the Series D Units sold in each closing, plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series D Units sold in such closing. In addition, pursuant to the Placement Agent Agreement, in connection with the closings in the first half of 2019, the Company is required to issue to the placement agent: (a) 5-year warrants to purchase up to 1,888,966 shares of Common Stock at an exercise price of $0.258 per share, (b) 5-year warrants to purchase up to 108,305 shares of Common Stock at an exercise price of $1.80 per share.(c) 5-year warrants to purchase up to 108,305 shares of Common Stock at an exercise price of $3.60 per share, and (d) 5-year warrants to purchase up to 108,305 shares of Common Stock at an exercise price of $5.40 per share The terms of such warrants are substantially similar to the Series D Warrants except that the warrants issued to the placement agent are exercisable on a cashless basis and include full ratchet anti-dilution protection.

On January 1, 2019, we issued a ten-year non-qualified stock option to our President, for the purchase of 75,000 shares of Common Stock at an exercise price of $4.50 per share, with three-year quarterly vesting commencing on the first quarter after the effective date.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 4 – INVENTORIES

	US dollars
	September 30,	December 31,
	2019	2018
	(unaudited)
Raw materials	23,195	13,522
Work in process	1,489,646	1,546,764
Finished products	82,885	67,310
	1,595,726	1,627,596
Less – provision for slow moving inventory (*)	(1,456,597)	(1,456,597)
	139,129	170,999

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

The components of lease costs, lease term and discount rate are as follows:

US dollars
Nine Months Ended
September 30, 2019
(unaudited)
Operating lease cost:
Office space	90,000
Vehicle	5,799
95,799
Remaining Lease Term
Office space	1.17 years
vehicle	1.67 years

Weighted Average Discount Rate
Office space	10%
Vehicle	10%

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

The following is a schedule, by years, of maturities of operating lease liabilities as of September 30, 2019:

US dollars
September 30, 2019
(unaudited)
Period:
The remainder of 2019	31,939
2020	117,758
2021	6,774
Total operating lease payments	156,471
Less: imputed interest	9,429
Present value of lease liabilities	147,042

NOTE 6 – OTHER CURRENT LIABILITIES

	US dollars
	September 30, 2019	December 31, 2018
	(unaudited)

Employees and related institutions	211,709	239,964
Accrued expenses and other	552,051	917,386
	763,760	1,157,350

NOTE 7 – FINANCING INCOME (EXPENSE), NET

	US dollars		US dollars
	Nine-month period ended September 30,		Three-month period ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Israeli CPI linkage difference on principal of loans from stockholders	(5,708)	1,266	(1,843)	(697)
Exchange rate differences	1,808	(14,410)	(8,761)	(8,789)
Change in fair value of warrants with down round protection	-	251,790	-	91,762
Interest expenses on credit from banks and other	(13,555)	(11,853)	(5,700)	(5,551)
Late fee penalty of dividend payments	-	(82,777)	-	(38,497)
	(17,455)	144,016	(16,304)	38,228

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 8 – LOSS PER SHARE

In periods of net loss, basic loss per share is computed by dividing net loss for the period after consideration of the effect of dividends on preferred stock by the weighted average number of shares outstanding during the period.

The loss and the weighted average number of shares used in computing basic and diluted loss per share for the nine and three month periods ended September 30, 2019 and 2018 are as follows:

	US dollars		US dollars
	Nine-month period ended September 30,		Three-month period ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Loss for the period	(2,917,287)	(5,383,155)	(996,777)	(1,572,878)
Cash dividend on Series A Preferred Stock	-	(13,141)	-	(4,171)
Stock dividend on Series B Preferred Stock	-	(1,118,550)	-	(533,229)
Stock dividend on Series C Preferred Stock	-	(893,269)	-	(425,836)
Loss for the period attributable to common stockholders	(2,917,287)	(7,408,115)	(996,777)	(2,536,114)

	Number of shares		Number of shares
	Nine-month period ended September 30,		Three-month period ended September 30,
	2019	2018	2019	2018

Number of shares:
Weighted average number of shares used in the computation of basic and diluted earnings per share	152,240,776	7,745,275	162,012,688	8,249,442
Total weighted average number of common shares related to outstanding options and warrants excluded from the calculations of diluted loss per share (*)	78,900,534	26,938,336	81,527,505	28,470,324

(*)	All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per share for all the reported periods, because the effect of the common shares issuable as a result of the exercise or conversion of these instruments was determined to be anti-dilutive

NOTE 9 – SUBSEQUENT EVENTS

On October 25, 2019, David Podwalski resigned as an officer and director of Integrity Applications, Inc., retroactive to September 17, 2019, in order to pursue other business interests. In conjunction with this separation, he has been issued $25,000 of the Company’s common stock, at the closing price on September 17, 2019, which was $0.50 per share, in a transaction exempt from registration under Section 4(a)(2) under the Securities Act of 1933, as amended, and will receive a cash payment of $25,000 at the time the Company raises an additional $2,000,000 in net proceeds from sale of its securities. He has also agreed to not sell any shares of common stock owned by him for one year and thereafter can only sell shares subject to volume limitations set forth in the Separation Agreement between the Company and him, of even date.

Effective October 31, 2019, the Company appointed Allen E. Danzig to the Company’s Board of Directors and as Chair of the Nominating, Governance and Compensation Committee.  Mr. Danzig has been qualified as an independent director, as defined under Nasdaq rules, and he will be compensated for his service consistent with the Company’s compensation structure for non-employee directors. Mr. Danzig most recently served as Vice President, Assistant General Counsel and Assistant Secretary of L3Harris Technologies, Inc., a global aerospace and defense technology contractor, with $17 billion in annual revenue. Prior to its merger with Harris Corporation in June 2019, Mr. Danzig served as Vice President, Assistant General Counsel and Assistant Secretary at L3 Technologies, Inc. where he had been employed since 2006. Prior to his employment at L3, Mr. Danzig served in management positions with Celanese Corporation, a global chemical and specialty materials company, and The Hertz Corporation, one of the world’s largest vehicle and equipment rental companies. He received his undergraduate degree from Adelphi University and law degree from Pace University School of Law and is a member of the New York State Bar.

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

Overview

We are a medical device company which, since 2001, has focused on the design, development and commercialization of non-invasive glucose monitoring devices for use by people with diabetes. Integrity Israel was founded with a mission to develop, produce and market non-invasive glucose monitors for home use by Type II diabetics. We have developed a non-invasive blood glucose monitor, the GlucoTrack® model DF-F glucose monitoring device, which is designed to help people obtain blood glucose level readings without the pain, inconvenience, cost and difficulty of conventional (invasive) spot finger stick devices. The GlucoTrack® model DF-F utilizes a patented combination of ultrasound, electromagnetic and thermal technologies to obtain blood glucose measurements in less than one minute via a small sensor that is clipped onto one’s earlobe and connected to a small, handheld control and display unit, all without drawing blood.

Recently, we have taken measures to restructure our management and Board of Directors in order to properly align our company for success in the upcoming fiscal year and as we grow into a commercial entity. To that end, we have added three new directors with strong expertise in public companies, capital markets and corporate governance.

We have been actively taking measures to reduce costs and align our business structure in order to streamline expenses and deploy available capital to the development of our business. We have capitalized on the wealth of expertise and experience of our Board of Directors who have taken a more active role in our business, supporting our teams in Israel and Europe, in an effort to bring our product fully to market as quickly as possible, to the completion of development of our “next generation” device, and to drive shareholder value.

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

On August 31, 2015, we received approval from the Notified Body for improvements to the GlucoTrack® model DF-F which simplify and shorten (from approximately 2.5 hours to approximately half an hour) the initial calibration process for the device. These improvements are intended to reduce the backlog created as purchasers of the device await calibration. In addition, we received approval from the Notified Body on the updated intended use for the device, which expands the intended user population to include not only Type 2 diabetics, but persons suffering from pre-diabetes conditions as well, which we believe represents a material expansion of the potential market for the device. In December 2015, we received approval from the Notified Body for further improvements to the GlucoTrack® model DF-F that increase the accuracy and efficacy of the device. On February 19, 2016, we received an extension of our ISO 13485:2003 certificate and Annex II certification from the EU. The ISO 13485:2003 certification signifies that we have met the standards required for company-wide implementation of device quality management system(s). The scope of the certification is design, development, manufacture and service of non-invasive glucose monitoring systems for home use. Annex II also addresses quality control systems. The certification allows us to self-certify certain modifications and changes and simplifies some of the reporting to and review by the relevant Notified Body. This can shorten the CE-mark review process of future GlucoTrack® model DF-F enhancements or revisions. Without an Annex II certification, each new device enhancement or modified version would be subject to the full EU CE-mark review process. The ISO 13485:2003 and Annex II certifications enable us to potentially improve the time to market for product sales on new, enhanced or modified GlucoTrack® model DF-F devices.

We have developed a wireless module (“GlucoTrack Link”) with embedded Bluetooth Low-Energy (BLE), which enables the transmission of measurement data captured by GlucoTrack® model DF-F to a cloud-based server or a smart device. This module and the related applications currently under development will facilitate the sharing, viewing and analysis of GlucoTrack® measurements. This information can then be utilized in a cost-effective manner by third parties, such as family members, health care service providers, clinicians, payers and employers. We expect that this will open additional revenue streams for us.

We are developing an online platform and related smart device applications (“Apps”) to facilitate the interaction of users with Glucotrack® DF-F and the glucose data collected. The Apps will be compatible with both IOS and Android operating systems. The Apps are intended to support the management of Type 2 diabetes and pre-diabetic patients by providing real-time feedback and insights that can be derived from glucose measurements. Enhanced capabilities within the Apps and platform are expected to include goal setting, real time alerts and reminders, trend analysis and diabetes management tips and tools. The goal is to provide users relevant information leading to improved management of their condition and better disease outcomes.

The current version of Glucotrack® DF-F requires each patient to be calibrated in a face-to-face session with a certified trained calibrator. The calibration requires patients to participate in a one-hour session when first using their new device and again every six months when the personal ear clip is replaced. We have recently completed the development of, and have submitted for regulatory approval of, a self-calibration module for Glucotrack® DF-F. If approved, this enhancement will allow patients to set up Glucotrack® DF-F themselves easier and faster without support from a calibrator. We expect the ability for a user to self-calibrate their Glucotrack® DF-F to lower patient initiation and support costs and provide a substantial opportunity to open additional sales channels including pharmacies, clinics and online.

The current version of Glucotrack® DF-F consists of an ear clip attached to a handheld control and display unit. We have undergone the development of transforming the existing device into a simple, easy to use wireless ear-clip. This stand-alone clip will measure glucose and communicate the results seamlessly and wirelessly to a smart device such as a smartphone, smartwatch, tablet or computer, eliminating the current handheld display. The result would be a user-friendly, inconspicuous measuring device for the management of diabetes and pre-diabetes. We expect this new device to have much greater user adoption and acceptance. We also expect that this new device will have a significantly lower cost to manufacture than our current device.

We continue to invest in our research and development efforts, including efforts to increase the accuracy of our current device, as well as efforts in developing future devices, including determining the feasibility for developing a continuous glucose monitor suitable for people with Type 1 diabetes, utilizing the existing technology platform. We also continue to invest in our intellectual property portfolio including additional patents and trademarks.

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

Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements appearing in our annual report on Form 10-K for the year ended December 31, 2018. Our management believes that, as for the financial statements for the periods included in this report, the going concern assessment and the assumptions relate to measurement of stock based compensation is a critical accounting policy. However, due to the early stage of operations of the Company, there are no other accounting policies that are considered to be critical accounting policies by management.

Going Concern Uncertainty

The development and commercialization of our product will require substantial expenditures. We have not yet generated any material revenues and have incurred a substantial accumulated deficit and negative operating cash flows. We currently have no sources of recurring revenue and are therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. Management’s plans concerning these matters are described in Note 1B to our annual report on Form 10-K for the year ended December 31, 2018. (see also Note 1B to our interim financial statements for the period ended September 30, 2019). As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in their audit report included in our annual report for year ended December 31, 2018. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the nine-month period ended September 30, 2019 compared with the same period ended September 30, 2018. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Nine Months ended September 30, 2019 compared to Nine Months ended September 30, 2018

Revenues

During the nine-month period ended September 30, 2019, we had revenues of $140,255 from orders for our GlucoTrack® model DF-F glucose monitoring device and personal ear-clip (“PEC”) that are replaced every six months, as compared with $43,488 for the prior-year period. The increase in revenues is a result of orders shipped to two new markets during the second quarter of 2019.

We recognize revenues from sales of the GlucoTrack® model DF-F and PECs when control is transferred to the customer and collectability is probable.

Research and development expenses

Research and development expenses were $1,203,616 for the nine-month period ended September 30, 2019, as compared to $1,818,108 for the prior-year period. The decrease is mainly attributable to the completion of our clinical trials for the current version of the DF-F during 2018 and the decrease in salary and other personnel-related expenses, including stock-based compensation expenses during 2019.

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

Selling and marketing expenses

Selling and marketing expenses were $444,555 for the nine-month period ended September 30, 2019, as compared to $857,386 for the prior-year period. The decrease is primarily attributable to the Company’s decision to reduce its business development personnel in the European market until such a time when the proof of concept of obtaining reimbursement for the product in test markets is realized. In addition during the fourth quarter of 2018, our Chief Commercialization Officer was appointed as our President and Chief Operating Officer and as a result his salary and related benefits expenses were allocated to our general and administrative expenses.

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

General and administrative expenses

General and administrative expenses were $1,391,916 for the nine-month period ended September 30, 2019, as compared to $2,894,553 for the prior-year period. The decrease is primarily attributable to the departure of our former CEO, a reduction in professional fees and the reduction of stock based compensation during 2019.

General and administrative expenses consist primarily of professional services, salaries, travel expenses and other related expenses for executive, finance and administrative personnel, including stock-based compensation expenses. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services. Subject to the receipt of additional funds to finance our operations (of which there can be no assurance), we expect selling, general and administrative expenses to decrease during the remainder of 2019 and beyond due to continued reduction in staffing and consolidation of functions as possible.

Financing income (expense), net

Financing expenses, net were $17,455 for the nine-month period ended September 30, 2019, as compared to $144,016 of financing income for the prior-year period. The change is primarily attributable to the adoption of ASU 2017-11. Until the adoption of ASU 2017-11 we marked the warrants with down round protection to market on a quarterly basis based on the fair value estimate derived by using Black and Scholes model, with the changes in fair value recognized as finance expense or income, as applicable, in our consolidated statement of operations. As a result of the early adoption of ASU 2017-11 we reclassified the warrants with down round protection from long term liabilities to stockholders deficit and stopped marking them to market on a quarterly basis. The decrease in the estimated fair value of our Warrants with down-round protection during the nine-month period ended September 30, 2018 amounted to $251,790, resulting primarily from the decrease in the expected term of Warrants and the changes in the estimated expected volatility offset by expenses in the amount of $82,777 related to the late fee penalty resulting from the non-issuance of dividend payments at the required time during the first nine months of 2018.

Net Loss

Net loss was $2,917,287 for the nine-month period ended September 30, 2019, as compared to $5,383,155 for the prior-year period. The decrease in net loss is attributable primarily to the increase in revenues, decrease in our operating expenses and offset by the increase in financing expenses, as described above,

Three Months ended September 30, 2019 compared to Three Months ended September 30, 2018

Revenues

During the three-month period ended September 30, 2019, we had revenues of $4,175 from orders for our GlucoTrack® model DF-F glucose monitoring device and PEC that are replaced every six months, as compared with no revenue for the prior-year period.

We recognize revenues from sales of the GlucoTrack® model DF-F and PECs when control is transferred to the customer and collectability is probable

Research and development expenses

Research and development expenses were $377,377 for the three-month period ended September 30, 2019, as compared to $534,129 for the prior-year period. The decrease is attributable to a decrease in salary and other personnel-related expenses, including stock-based compensation expenses during 2019.

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

Selling and marketing expenses

Selling and marketing expenses were $168,259 for the three-month period ended September 30, 2019, as compared to $265,282 for the prior-year period. The decrease is primarily attributable to the Company’s decision to reduce its business development personnel in the European market until such a time when the proof of concept of obtaining reimbursement for the product in test markets is realized. In addition, during the fourth quarter of 2018, our Chief Commercialization Officer was appointed as our President and Chief Operating Officer and as a result his salary and related benefits expenses were allocated to our General and administrative expenses.

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

General and administrative expenses

General and administrative expenses were $439,012 for the three-month period ended September 30, 2019, as compared to $811,695 for the prior-year period. The decrease is primarily attributable to the departure of our former CEO, a reduction in professional fees and the reduction of stock based compensation during 2019.

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

Financing income (expense), net

Financing expenses, net were $16,304 for the three-month period ended September 30, 2019, as compared to financing income of $38,228 for the prior-year period. The change is primarily attributable to the adoption of ASU 2017-11. Until the adoption of ASU 2017-11 we marked the warrants with down round protection to market on a quarterly basis based on the fair value estimate derived by using Black and Scholes model, with the changes in fair value recognized as finance expense or income, as applicable, in our consolidated statement of operations. As a result of the early adoption of ASU 2017-11 we reclassified the warrants with down round protection from long term liabilities to stockholders deficit and stopped marking them to market on a quarterly basis. The decrease in the estimated fair value of our Warrants with down-round protection during the three-month period ended September 30, 2018 amounted to $91,762, resulting primarily from the decrease in the expected term of Warrants and the changes in the estimated expected volatility. offset by expenses in the amount of $38,497 related to the late fee penalty resulting from the non-issuance of dividend payments at the required time during the first nine months of 2018.

Net Loss

Net loss was $996,777 for the three-month period ended September 30, 2019, as compared to $1,572,878 for the prior-year period. The decrease in net loss is attributable primarily to the increase in revenues and decrease in our operating expenses, as described above.

Liquidity and Capital Resources

As of September 30, 2019, cash on hand was approximately $1,222,280. During 2019, we received aggregate net proceeds of approximately $4.2 million (net of related cash expenses) from the issuance and sale of Series D Units. During the first nine months of 2019, we did not collect a material amount in cash proceeds from the fulfillment of orders for our improved GlucoTrack® model DF-F. While we expect to generate additional cash from sales, we do not anticipate that our income from operations will be sufficient to sustain our operations in the next 12 months. Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents will enable us to operate for a period of five months from the date of this report. In order to fund our anticipated liquidity needs beyond such period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need to raise additional capital.

Messrs. Avner Gal and Zvi Cohen collectively loaned Integrity Israel NIS 176,000 ($49,355 based on the exchange rate of 3.482 NIS/dollar as of September 30, 2019) on May 15, 2002 pursuant to a board approval. Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned Integrity Israel NIS 336,300 ($94,307 based on the same exchange rate) on March 16, 2004. These loans are not required to be repaid until the first year in which we realize profits in our annual statement of operations (accounting profit). At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales in the relevant quarter, beginning on the quarter following the first year in which we realize profits in our annual statement of operations. The total amount to be repaid by us to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to us, plus an amount equal to the product of the amount of each payment made by us in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment. However, notwithstanding the above-mentioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital. Our Board of Directors is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

Integrity Israel is required to pay royalties to the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of the State of Israel at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the development plan up to an amount equal to $93,300, plus interest at LIBOR from the date of grant. As of September 30, 2019, the contingent liability with respect to royalty payment on future sales equaled approximately $45,450, excluding interest.

Net Cash Used in Operating Activities for the Nine-Month Periods Ended September 30, 2019 and September 30, 2018

Net cash used in operating activities was $3,102,508 and $3,802,460 for the nine-month periods ended September 30, 2019 and 2018, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of $2,917,287 and $5,383,155, respectively, largely offset in part by stock based compensation in 2018 of $1,577,016. Otherwise, the differential between net cash sued and net loss was relatively flat.

Net Cash Used in Investing Activities for the Nine-Month Periods Ended September 30, 2019 and September 30, 2018

Net cash used in investing activities was $22,554 and $13,669 for the nine-month periods ended September 30, 2019 and 2018, respectively, and was used to purchase equipment (such as computers, research and development, and office equipment).

Net Cash Provided by Financing Activities for the Nine-Month Periods Ended September 30, 2019 and September 30, 2018

Net cash provided by financing activities was $4,198,574 and $4,705,828 for the nine-month periods ended, September 30 2019 and 2018, respectively. Cash provided by financing activities for the nine-month period ended September 30, 2019 and September 30, 2018 reflected net capital raised from the issuance of Series D Units.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Operating Officer and our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our President and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Offering of Series D Units

During the nine-month period ending on September 30, 2019, the Company received aggregate gross proceeds of $4,873,520 from the private placement of its securities to accredited investors in a transaction exempt from registration under Section 4(a)(2) the Securities Act of 1933, as amended.

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

None

Item 4. Mine Safety Disclosures

None

Item 6. Exhibits.

Exhibit No.	Description
2.1	Merger Agreement and Plan of Reorganization, dated as of May 25, 2010, by and among Integrity Applications, Inc., Integrity Acquisition Ltd. and A.D. Integrity Applications Ltd. (1)
3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
3.3	Bylaws of Integrity Applications, Inc. (1)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Schema Document (2)
101.CAL	XBRL Calculation Linkbase Document (2)
101.LAB	XBRL Label Linkbase Document (2)
101.PRE	XBRL Presentation Linkbase Document (2)
101.DEF	XBRL Definition Linkbase Document (2)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on August 22, 2011, which exhibit is incorporated herein by reference.

(2)	Pursuant to Rule 402 of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed for purposes of Section 11 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections, and are not part of any registration statement to which they relate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2019

INTEGRITY APPLICATIONS, INC.

By:	/s/ Jolie Kahn
Name:	Jolie Kahn
Title	Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

