Form 10-K
period 2019-12-31
Integrity Applications, Inc.
filed 2020-04-14
CIK 1506983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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
None.

The aggregate market value of the voting stock held by non-affiliates is $48,584,106 based on the closing price of $0.30 per share of the registrant’s common stock, as reported on the OTCQB on June 28, 2019, the last business day of the registrants most recently completed second fiscal quarter of 2019.

As of April 14, 2020, 199,358,436 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements. These forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. All statements other than statements of historical fact included in this Annual Report on Form 10-K, including statements regarding our future activities, events or developments, including such things as future revenues, product development, clinical trials, regulatory approval, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, projected performance and trends, and other such matters, are forward-looking statements. Risks that could affect our business include the duration and scope of the COVID-19 pandemic and the impact on the demand for our products; actions by governments, businesses and individuals taken in response to the pandemic; the length of time of the COVID-19 pandemic and the possibility of its reoccurrence; the timing required to develop effective treatments and a vaccine in the event of future outbreaks; the eventual impact of the pandemic and actions taken in response to the pandemic on global and regional economies; and the pace of recovery when the COVID-19 pandemic subsides. The words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “plan,” “may,” “will,” “could,” “would,” “should” and other similar words and phrases or the negative of such terms, are intended to identify forward-looking statements. The forward-looking statements made in this Annual Report on Form 10-K are based on certain historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. These statements relate only to events as of the date on which the statements are made and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. All of the forward-looking statements made in this Annual Report on Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially. Risks and uncertainties, the occurrence of which could adversely affect our business, include the risks identified in this Annual Report on Form 10-K under the caption “Risk Factors,” beginning on page 30. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report unless required by law.

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

We are currently developing our own companion applications and a cloud-based solution, as well as conducting ongoing discussions with potential partners, to offer an effective platform to provide real time, data driven personalized tools to effectively help a user manage their diabetes. In addition to being a critical and effective management tool for the end user, we believe that third parties such as insurers, pharmaceutical companies and advertisers would be willing to pay for the de-identified data that we will obtain through our platform, and that this is an opportunity for us to develop an additional revenue source.

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

This original approval required that the device be re-calibrated every 30 days, with each such re- calibration taking between 2.5 and 3 hours to complete. In 2014, we received CE Mark approval for six months’ calibration validity of the same device. This approval eliminated the need for monthly re-calibrations and enabled the calibration process to be conducted only when the sensor is replaced, once every 6 months. In 2015, we received a further approval from the Notified Body for improvements to the GlucoTrack® model DF-F to simplify and shorten the initial calibration process for the device (from approximately 2.5 hours to approximately half an hour). All these improvements enhance the competitiveness of the device and its commercial viability. In addition, we received approval from the Notified Body on the updated intended use for the device, which expands the intended user population to include not only Type 2 diabetics, but also people suffering from pre-diabetes conditions, which we believe represents a material expansion of the potential market for the device. Also in 2015, we received approval from the Notified Body for further improvements to the GlucoTrack® model DF-F that increase the accuracy and efficacy of the device.

On January 21, 2020, the Company announced that it has received CE Mark approval for a major enhancement to GlucoTrack, allowing for a user to perform the calibration process by themselves, without the need for a certified calibrator. The initial CE Mark approval received for GlucoTrack required a calibration process that took three hours to complete, required eight invasive finger stick reference measurements, needed to be repeated every thirty days and required a certified calibrator to perform the calibration. After a series of successful enhancements and approvals, the calibration process now takes just thirty minutes, requires just three invasive reference measurements, and needs to be repeated only once every six months. With self-calibration, a user can now perform this simplified process in the privacy and convenience of their own home. As a result of these incremental, but important, enhancements to the performance of the device, we believe that the product is ready for commercial launch in specific market segments.

Receipt of the CE Mark allows us to market and sell the GlucoTrack® model DF-F glucose monitoring device in EU member countries that have adopted the European Medical Device Directive (the “MDD”) without being subject to additional national regulations with regard to demonstration of performance and safety. However, although the MDD is applicable throughout the EU, in practice it does not ensure uniform regulation throughout the EU. Accordingly, member countries may apply and enforce the MDD’s terms differently, and certain EU member countries may request or require performance and/or safety data in addition to the MDD’s requirements from time to time, on a case-by-case basis. The CE Mark also permits the sale in countries that have an MDD Mutual Recognition Agreement with the EU. This would include some countries in South East Asia as well as in Latin America, opening new potential markets for Integrity on a global basis.

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

The initiation of clinical trials in the USA requires adequate financing to fund the clinical program through completion. With the closing of our recent financing, we have restarted out internal planning for commencing such clinical trials.

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

We have started the implementation of this new commercial program by selecting the Netherlands, where we will pilot this approach as our proof-of-concept. This country was chosen based on the relatively smaller size of the marketplace that will allow us to be able to rapidly assess our performance and make adjustments as necessary. On December 22, 2017 we signed an exclusive distribution agreement with a new partner in the Netherlands (MediReva B.V.) and are underway. We have been working closely with our new distributor and have accomplished: product and disease area training across the organization; segmentation of the local target audiences including key opinion leaders, treating physicians, and diabetes nurses. The most important aspect of our launch preparations are the discussions being held with many health insurance companies. Approval of full or partial reimbursement by the health insurance companies will be a key factor in enabling us to achieve significant sales volume. We are currently working with several of these companies on initial pilot programs with GlucoTrack® as an important step towards reimbursement approval.

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

On July 3, 2018 we signed a new exclusive distribution agreement for GlucoTrack® with CuraTec Nordic for the Scandinavian countries (Denmark, Sweden, Norway, and Finland). We anticipate that they will be a strong partner due to their previous experience in diabetes, strong sales presence in all four countries, and established relationships with key opinion leaders. Launch preparations are underway to enter the markets in 2020.

On February 14, 2020, the Company entered into a Securities Purchase Agreement and Registration Rights Agreement (collectively, the “Agreements”) with an accredited investor, pursuant to which the accredited investor purchased 37,500,000 shares of the Company’s common stock, par value $0.001 per share, for an aggregate gross purchase price of $15,000,000, less expenses of approximately $1.6 million. The Agreements contain industry standard representations and warranties and contain covenants that the Company must file a resale registration statement within 90 days of closing which must be effective within 120 days from the date of filing.

On March 24, 2020, Integrity Applications, Inc., a Delaware corporation (the “Corporation”), held an annual meeting of shareholders (the “Meeting”).

At the Meeting, the Company’s stockholders approved the following proposals:

After review and tabulation, the ballots and proxies case for and against granting authority to the Board of Directors to effect a reverse split:

Votes For	Votes Against	Abstentions
106,975,758	1,332,886	—

After review and tabulation, the ballots and proxies cast for and against the increase in authorized shares:

Votes For	Votes Against	Abstentions
106,799,237	1,509,400	7

After review and tabulation, the ballots and proxies cast for and against the reelection of each of the following current directors of the Company, who were candidates for reelection:

Name	Votes For	Votes Against	Abstentions
Allen Danzig	107,506,494	-	12,168
Robert Fischell	107,302,513	-	213,226
Shimon Rapps	107,503,070	-	12,668
Andrew Sycoff	107,503,070	-	12,668

After review and tabulation, the ballots and proxies case for and against the ratification of the appointment of Fahn Kanne as the Corporation’s independent registered public accountants for fiscal 2019:

Votes For	Votes Against	Abstentions
108,307,370	267	1,007

After review and tabulation, the ballots and proxies case for and against amendment of the Corporation’s 2010 Equity Incentive Plan:

Votes For	Votes Against	Abstentions
103,000,985	413,187	4,104,490

After review and tabulation, the ballots and proxies cast for and against the amendment of the Corporation’s certificate of incorporation to change its name:

Votes For	Votes Against	Abstentions
108,306,849	7	1,789

We do not own commercial manufacturing facilities and do not intend to build commercial manufacturing facilities of our own in the foreseeable future. We currently utilize a third-party manufacturer in Israel to manufacture the GlucoTrack® model DF-F. We intend to utilize the services of both the Israeli third-party manufacturer as well as others that we have identified to produce the GlucoTrack® model DF-F.

We have not yet generated any material revenues from our operations and, as of December 31, 2019, have incurred an accumulated deficit of $90,843,518, stockholders’ deficit of $1,708,358 and negative operating cash flows. We currently have no material sources of recurring revenue and therefore are dependent upon external sources for financing our operations. However, on February 14, 2020, we closed on a private placement of our common stock with gross proceeds of $15,000,000, so the Company has operating capital to last at least one year from the date of this Annual Report without generating any revenue.

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

According to the Diabetes Atlas (Ninth Edition) published by the International Diabetes Federation in 2019, approximately 463 million adults worldwide, between the ages of 20 and 79, or over 9% of the world’s adult population, were estimated to suffer from diabetes in 2019 (not including those persons who suffer from impaired glucose tolerance or gestational diabetes, diabetic conditions first arising during pregnancy). The International Diabetes Federation estimates that this number will grow to approximately 700 million adults worldwide by 2045.

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

The FDA has approved continuous glucose monitoring system (“CGMS”) devices for blood glucose monitoring, when prescribed by a doctor. CGMS devices use sensors inserted under the skin to check glucose levels in interstitial fluid. The sensor stays in place for up to fourteen days and then must be replaced. A transmitter sends information about glucose levels via radio waves from the sensor to a pager-like wireless monitor. According to the National Institute of Diabetes and Digestive and Kidney Diseases at the National Institutes of Health, CGMS device users must check blood samples with a conventional glucose meter to calibrate the CGMS devices, and because currently approved CGMS devices are not as accurate as standard blood glucose meters, users should confirm glucose levels with a conventional glucose meter when making treatment decisions.

To our knowledge, with the exception of one other device, the GlucoTrack® model DF-F is still the only approved device for use in the EU for spot non-invasive blood glucose measurement. The FDA has previously approved a single non-invasive product for glucose trend analysis, the GlucoWatch®, so long as the device was used with conventional finger stick glucose monitoring devices. However, the device is no longer available commercially. We are not aware of any other devices that have been approved for use in either the United Stated or the EU for spot or continuous non-invasive blood glucose measurement.

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

Figure A

We believe that the GlucoTrack® model DF-F addresses the unmet need for more frequent monitoring of blood glucose among people with diabetes by overcoming two of the most significant challenges facing the market:

●	pain, as the GlucoTrack® model DF-F is a truly non-invasive device; and

●	cost, as, despite the relatively high upfront cost of purchasing a GlucoTrack® model DF-F, we anticipate that the total cost of purchasing a device and purchasing replacement ear clips every six months (anticipated to be the only recurring cost) over the useful life of the device will be significantly lower than the cost of purchasing single use glucose sticks over that same period.

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

Since the GlucoTrack® model DF-F non-invasive measurement does not directly measure glucose levels in the blood, but rather measures a series of physiological characteristics that correlate with glucose levels, each patient must be calibrated by using a reference to a measurement obtained from an invasive device. Calibration consists of comparing an individual patient’s physiological measurements obtained using the GlucoTrack® model DF-F to measurements obtained from an invasive device under different circumstances over a defined 30-minute period (three measurements that require approximately 10 minutes each).

The three different technologies used by GlucoTrack® model DF-F, ultrasound, electromagnetic and thermal, simultaneously measure three independent criteria. These three measurements (criteria) are combined together by a unique (online) algorithm to produce an acceptable measurement of a user’s blood glucose level.

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

Non-invasive devices generally require frequent recalibration. The main reasons for calibration are that tissue parameters generally fluctuate in the area of the measurement and are sensitive to the location of the sensor and the impact of potential disturbances. Disturbances are less frequent in the earlobes, where the GlucoTrack® model DF-F takes its measurements. Utilizing three channels simultaneously reduces the noise contribution in the measurement. In addition, the personal ear-clip contains sensors to help users attach the device to the proper part of the ear lobe. The Notified Body for our CE Mark approval has determined that the initial calibration of the GlucoTrack® model DF-F device is valid for a period of six months which we believe is a significant competitive advantage, while to our knowledge, competing products require recalibration significantly much more frequently. Therefore, we expect the GlucoTrack® model DF-F will require only an initial calibration upon use of a new personal ear-clip (to be replaced every six months) and will not require further recalibration.

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

On January 21, 2020, we announced receipt of a CE Mark for a significant improvement to our product, an enhancement which allows a user to perform the calibration process by themselves, without the need for a certified calibrator.

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

The GlucoTrack® model DF-F has been cleared and approved for commercial sale in the following jurisdictions: EU (subject to registration by the local distributors with the respective countries), Israel, Turkey, South Korea, Hong Kong, New Zealand and numerous Arab countries. We cannot provide any assurance that we will receive the required local regulatory approvals in any of the countries in which such approvals are required, and therefore we may never be permitted to commence commercial sales of our products in such territories. Further discussions with other potential distributors are in different stages. However, there can be no assurance that we will be able to enter into additional distribution agreements on terms acceptable to us or at all or that, once contracted, our distributors will perform as expected.

Our distribution agreements entered into to date generally appoint the counterparty as the exclusive distributor of the GlucoTrack® model DF- F in a stated territory. Where local regulatory approval of the device is required, such appointment is generally conditioned upon receipt of such approval.

Research & Development

We focus significant time and resources on research and development in connection with our efforts to continue to develop, improve and commercialize the GlucoTrack® model DF-F, as well as in connection with our development of other GlucoTrack® models. Our continuing research and development activities are primarily focused on software and algorithm improvements intended to improve the accuracy of the device, clinical trials to test the performance of the GlucoTrack® device when used by children and teenagers between the ages of six and 18, preparation for future FDA trials, testing new characteristics of the device, development of a new device in the GlucoTrack® family and seeking to streamline and continue to simplify the calibration process. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Results of Operation” below for a discussion of the research and development expenses for the fiscal years ended 2019 and 2018.

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

We are currently developing smart device applications (“Apps”) to facilitate the interaction of users with Glucotrack® DF-F and the glucose data collected. The Apps will be compatible with both IOS and Android operating systems. We intend to develop Apps that support the management of Type 2 diabetes and pre-diabetic patients by providing immediate feedback and insights that can be derived from glucose measurements. Enhanced capabilities within the Apps may include goal setting, alarms and reminders, and diabetes management tips and tools. It will also be designed to provide analyses of trends over multiple time periods. The goal is to provide relevant information to guide patients in their journey to change behaviors and improve the management of their condition. The Apps are expected to have a user-directed capability to connect with third party healthcare providers (physicians, dieticians, and nurse practitioners) in order to receive professional guidance based on the accumulated information leading to improved management of the condition and better disease outcomes.

3.	Self-Personalization

The original version of Glucotrack® DF-F required each patient to be calibrated in a face-to-face session with a certified trained calibrator. The calibration requires patients to participate in a one-hour session when first using their new device and again every six months when the personal ear clip is replaced. We have developed a self-calibration module for Glucotrack® DF-F which will allow patients to set up the device on their own without the need for a trained calibrator, for which we received CE Mark approval in January 2020. This enhancement allows patients to set up Glucotrack® DF-F themselves easier and faster without support from a calibrator. For our distributors, this will lower patient initiation and support costs allowing them to re-deploy these funds into their marketing and sales efforts. It will also provide them with a substantial opportunity to open up additional distribution channels including pharmacies, clinics and online.

4.	Next Generation GlucoTrack

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

Regulatory Considerations

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

Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls in others. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain FDA approval (as described below). These differences may affect the efficiency and timeliness of international market introduction of GlucoTrack® model DF-F. For countries in the EU, medical devices must display a CE Mark before they may be imported or sold and must comply with the requirements of the MDD or the Active Implantable Medical Device Directive. On June 4, 2013, we received our CE Mark approval for the GlucoTrack® model DF-F non-invasive glucose monitoring device from the Notified Body. Receipt of the CE Mark allows us to market and sell the GlucoTrack® model DF-F glucose monitoring device in EU member countries that have adopted the MDD without being subject to additional national regulations with regard to demonstration of performance and safety. However, although the MDD is applicable throughout the EU, in practice it does not ensure uniform regulation throughout the EU. Rather, the MDD requires only a minimum level of harmonization in the EU. Accordingly, member countries may apply and enforce the MDD’s terms differently, and certain EU member countries may request or require performance and/or safety data in addition to the MDD’s requirements from time to time, on a case-by-case basis. The CE Mark also permits the sale in countries that have an MDD Mutual Recognition Agreement with the EU. On August 31, 2015, we received approval from the Notified Body for improvements to the GlucoTrack® model DF-F which simplify and shorten (from approximately 2.5 hours to approximately half an hour) the initial calibration process for the device. These improvements are intended to reduce the backlog created as purchasers of the device await calibration. In addition, we received approval from the Notified Body on the updated intended use for the device, which expands the intended user population to include not only Type 2 diabetics, but persons suffering from pre-diabetes conditions as well, which we believe represents a material expansion of the potential market for the device. In December 2015, we received approval from the Notified Body for further improvements to the GlucoTrack® model DF-F that increase the accuracy and efficacy of the device. On February 19, 2016, we received an extension of our ISO 13485:2003 certificate and Annex II certification from the EU. The ISO 13485:2003 certification signifies that we have met the standards required for company-wide implementation of device quality management system(s). The scope of the certification is design, development, manufacture and service of non-invasive glucose monitoring systems for home use. Annex II also addresses quality control systems. The certification allows us to self-certify certain modifications and changes and simplifies some of the reporting to and review by the relevant Notified Body. This can shorten CE-mark review process of future GlucoTrack® model DF-F enhancements or revisions. Without an Annex II certification, each new device enhancement or modified version would be subject to the full EU CE-mark review process. The ISO 13485:2003 and Annex II certifications enable us to potentially improve the time to market for product sales on new, enhanced or modified GlucoTrack® model DF-F devices. On January 21, 2020, the Company announced that it has received CE Mark approval for a major enhancement to GlucoTrack, allowing for a user to perform the calibration process by themselves, without the need for a certified calibrator. The initial CE Mark approval received for GlucoTrack required a calibration process that took three hours to complete, required eight invasive finger stick reference measurements, needed to be repeated every thirty days and required a certified calibrator to perform the calibration. After a series of successful enhancements and approvals, the calibration process now takes just thirty minutes, requires just three invasive reference measurements, and needs to be repeated only once every six months. With self-calibration, a user can now perform this simplified process in the privacy and convenience of their own home. As a result of these incremental, but important, enhancements to the performance of the device we believe that the product is ready for commercial launch in specific market segments.

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

On August 10, 2015, we submitted pre-submission documents to the FDA in connection with our proposed future application for FDA approval of our U.S. clinical trial protocol. The pre-submission documentation was submitted to the FDA in order to obtain the FDA’s guidance regarding the U.S. regulatory pathway for the GlucoTrack® model DF-F, the proper approach to refining the trial protocol, and preparing the pre-marketing application. On October 19, 2015, we met with the FDA to discuss the pre-submission documents, including the approach to and details of the clinical trial protocol for the GlucoTrack® Model DF-F. On May 10, 2016, we submitted a pre-submission supplement (including clinical trial protocol) to the FDA which modifies the pre-submission documentation to reflect the feedback received from the FDA at the meeting. On July 18, 2016, we completed a teleconference with the FDA to further discuss our pre-submission supplement. At the end of this discussion, we received verbal confirmation from the FDA that clinical trials of the GlucoTrack® model DF-F constitute non-significant risk device studies, which allows the trials to proceed without an Investigational Device Exemption (IDE) application. Such trials are assessed by the FDA and not considered to present a potential for serious risk to the health, safety or the welfare of subjects. The initiation of clinical trials in the USA requires adequate financing to fund the clinical program through completion. With the closing of our recent financing, we have restarted out internal planning for commencing such clinical trials.

.

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

Intellectual Property

We maintain a proactive intellectual property strategy, which includes patent filings in multiple jurisdictions, including the United States and other commercially significant markets. We currently hold 59 issued patents in various regions including patents issued by the United States, Australian, Brazilian, Canadian, Chinese, European, Hong Kong, Indian, Israeli, Japanese, Korean, Mexican, Philippine, Russian, South African, and Taiwanese patent offices that cover various parts of our technology, which include A Method Of Monitoring Glucose Levels, Device For Non-Invasively Measuring Glucose, Individual Measuring Channels For Non-Invasively Measuring Glucose, Ear Clip For Medical Monitoring Device.

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

Board and Committees

We have four members on our Board, three of whom are independent. The Board has an Audit Committee and a Compensation Committee and Nominating and Corporate Governance Committee, the Audit consisting solely of independent directors. We are continuing to consider expansion of the Board and the establishment of additional appropriate Board committees to support the Company.

Employees

As of December 31, 2019, we had 7 full-time employees. None of our employees are represented by a collective bargaining agreement. In addition, as of December 31, 2019, we had 3 consultants.

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

We are a medical device company with a limited operating history. We are not profitable and have incurred losses since our inception. To date we have not generated material revenue from the sale of products, and we do not anticipate that we will report operating income in the near future. Our initial product, the GlucoTrack® model DF-F, has not been approved for marketing in the United States and may not be sold or marketed without FDA clearance or approval in the United States. While our GlucoTrack® model DF-F received CE Mark approval in 2013, there is no assurance that we will be able to generate any material revenues from sales of such model in the EU or any other jurisdictions. We continue to incur research and development and selling, marketing and general and administrative expenses related to our operations, development and commercialization of our first product. Our operating losses for the years ended December 31, 2019 and 2018 were approximately $3.6 million and $6.5 million, respectively, and we had an accumulated deficit of approximately $90.8 million as of December 31, 2019. We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we prepare for and begin to commercialize the GlucoTrack® model DF-F. If we are not successful in manufacturing and distributing the GlucoTrack® model DF-F, or if the GlucoTrack® model DF-F does not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

We will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our research, development and commercialization efforts for GlucoTrack® model DF-F or our future product candidates, if any. Our success depends on our continued ability to attract, retain and motivate highly qualified management and pre-clinical and clinical personnel. The loss of the services of any of our senior management could delay or prevent the development or commercialization of GlucoTrack® model DF-F or our future product candidates, if any. At present, we do not have key man insurance policies with respect to any of our employees. We will need to hire additional personnel as we continue to expand our research and development activities and build a sales and marketing function. Although we currently have an employment agreement with Mr. Malka, the agreement provides that it may be terminated by Mr. Malka upon 90 days written notice to us.

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

We may be at risk for delay in product development and other economic repercussions as a result of the COVID-19 pandemic.

We may be at risk as a result of the current COVID-19 pandemic. Risks that could affect our business include the duration and scope of the COVID-19 pandemic and the impact on the demand for our products; actions by governments, businesses and individuals taken in response to the pandemic; the length of time of the COVID-19 pandemic and the possibility of its reoccurrence; the timing required to develop effective treatments and a vaccine in the event of future outbreaks; the eventual impact of the pandemic and actions taken in response to the pandemic on global and regional economies; and the pace of recovery when the COVID-19 pandemic subsides.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Currently, Integrity Israel leases approximately 5,500 square feet of office space in the city of Ashdod, Israel for its principal offices. The lease term began on December 1, 2015 for a period of 5 years which can be extended for an additional 5 years at the option of the Company. Monthly lease payments including maintenance are approximately $10,000. The Company estimates that its minimal rent and maintenance payments will be approximately $120,000 per year over each of the next 11 months. In connection with the lease agreement, Integrity Israel provided the landlord a bank guarantee in the amount of approximately $39,708 (NIS 137,162 based on the exchange rate of $.2895:1 NIS as of December 31, 2019) that can be exercised by the landlord in the case Integrity Israel fails to pay the monthly rent payments. The guarantee is renewed on an annual basis for a period of 5 years and is secured by funds on deposit with the bank, which generally must be sufficient to cover the principal amount guarantee.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Holders

As of April 14, 2020, there were approximately 199,358,436 holders of record of our Common Stock.

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

In January 2020, we announced CE Mark approval for our self-calibration module.

In addition to the improvements to the GlucoTrack® model DF-F described above, we have also continued to work on additional improvements to the device and the development of new devices and intend to continue these efforts in 2020. Specifically, we developed wireless communication module (WLM) with embedded Bluetooth Low-Energy (BLE) and Wi-Fi technologies, which we expect will enable transmission of measurement data captured by the GlucoTrack® model DF-F to a cloud-based server. We also started to design the next generation of GlucoTrack®.

We may be at risk as a result of the current COVID-19 pandemic. Risks that could affect our business include the duration and scope of the COVID-19 pandemic and the impact on the demand for our products; actions by governments, businesses and individuals taken in response to the pandemic; the length of time of the COVID-19 pandemic and the possibility of its reoccurrence; the timing required to develop effective treatments and a vaccine in the event of future outbreaks; the eventual impact of the pandemic and actions taken in response to the pandemic on global and regional economies; and the pace of recovery when the COVID-19 pandemic subsides.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. As applicable to the consolidated financial statements included elsewhere in this report, the most significant estimates and assumptions relate to (i) the measurement of the benefit to warrants with down round protection upon trigger event commencing January 1, 2018, (ii) the going concern assumptions, (iii) measurement of stock based compensation, and (iv) determination of net realizable value of inventory.

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

3. Accounting Standards Update 2016-02, “Leases”

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

The Company has adopted this standard.

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

The following discussion of our operating results explains material changes in our results of operations for the years ended December 31, 2019 and December 31, 2018. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

During the year ended December 31, 2019, we had revenues of $208,762 from orders for our GlucoTrack® model DF-F glucose monitoring device and personal ear-clip (“PEC”) that are replaced every six months, as compared with $43,488 for the prior-year period. The increase in revenues is attributed to increased orders for the device and PEC.

Research and development expenses

Research and development expenses were $1,605,631 for the year ended December 31, 2019, as compared to $3,032,863 for the prior-year period. The decrease is mainly attributable to decrease in salaries and provision to slow inventory that was recorded for the year ended December 31, 2018.

Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, (including provision for slow inventory), travel expenses, clinical trials and other expenses. We expect research and development expenses to increase in 2020 and beyond, primarily due to hiring additional personnel and developing our product line, as well as improvement of the GlucoTrack® model DF-F; however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs, including the FDA registration process, specific requirements from customers, development of new GlucoTrack® models and others.

Selling and marketing expenses

Selling and marketing expenses were $573,495 for the year ended December 31, 2019, as compared to $1,092,462 for the prior-year period. The decrease is primarily attributable to the Company’s decision to reduce its business development expenses in the European market until such a time when the proof of concept of obtaining reimbursement for the product in test markets is realized and general review and streamlining of expenses.

Selling and marketing expenses consist primarily of professional services, salaries, travel expenses and other related expenses. We expect selling and marketing expenses to increase in 2020 and beyond as we continue our focus on marketing and sales of the GlucoTrack® model DF-F and potential FDA clinical trials.

General and administrative expenses

General and administrative expenses were $1,535,262 for the year ended December 31, 2019, as compared to $2,456,763 for the prior-year period. The decrease is attributable to eliminating several positions in the Company and associated reductions in legal and other professional fees.

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

Financing (Income) expenses, net

Financing expense, net was $10,520 for the year ended December 31, 2019, as compared to financing expense, net, of $176,820 for the prior-year period. For the year ended December 31, 2018 the Company incurred a penalty related due to late payment of dividends in the amount of 127,057, which did not recur in 2019.

Net Income (Loss)

Net loss was $3,516,146 for the year ended December 31, 2019, as compared to a net loss of $6,715,420 for the prior-year period. The decrease in net loss is attributable primarily to the decrease in our general and administrative expenses, financing expenses, selling and marketing expenses and research and development expenses as described above.

Liquidity and Capital Resources

As of December 31, 2019, and December 31, 2018, cash on hand was $418,621 and $97,079, respectively. During 2019, we received $4,165,079 from the issuance and sale of Series D Units, which consist of common stock and warrants (“Series D Units”). During 2018, we received aggregate net proceeds of approximately $5.0 million (net of related cash expenses) from the issuance and sale of Series D Units. During 2019, we did not collect a material amount in cash proceeds from the fulfillment of orders for our improved GlucoTrack® model DF-F. While we expect to generate additional cash from sales, we do not anticipate that our income from operations will be sufficient to sustain our operations in the next 12 months. Based on our current cash burn rate, strategy and operating plan and the cash raised in our February 2020 private placement, we believe that our cash and cash equivalents will enable us to operate for a period of significantly more than one year from the date of this report.

Messrs. Avner Gal and Zvi Cohen collectively loaned us NIS 176,000 ($51,014 based on the exchange rate of 3.45 NIS/dollar as of December 31, 2019) in May 2002 pursuant to an oral agreement. Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned us NIS 336,300 ($97,478 based on the same exchange rate) on March 16, 2004. These loans are not required to be repaid until the first year in which we realize profits in our statement of operations. At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales after deduction of VAT in the relevant quarter, beginning the quarter following the first year in which we realize profits in our annual statement of operations. The total amount to be repaid by us to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to us, plus an amount equal to the product of the amount of each payment made by us in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment. However, notwithstanding the abovementioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital. The Israeli Consumer Price Index was 177.6386, and 178.5793, respectively, as of the dates of the Gal/Cohen Loan and the Tarlovsky/Fisher/Kugler Loan. As of December 31, 2019, the Israeli Consumer Price Index, was 100.8. Our Board is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

We are required to pay royalties to the Office of the Chief Scientist at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the development plan up to an amount equal to $93,300, plus interest at LIBOR from the date of grant. As of December 31, 2019, the contingent liability with respect to royalty payment on future sales equals to approximately $43,000, excluding interest.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Net Cash Used in Operating Activities for the Years Ended December 31, 2019 and December 31, 2018

Net cash used in operating activities was $3,899,087 and $4,892,277 for the years ended December 31, 2019 and 2018, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of $3,516,146 and $6,715,420, respectively.

Net Cash Used in Investing Activities for the Years Ended December 31, 2019 and December 31, 2018

Net cash used in investing activities was $23,432 and $5,371 for the years ended December 31, 2019 and 2018, respectively, consisting of equipment purchases (such as computers, research and development and office equipment) in the amount of $23,432 and $5,371.

Net Cash Provided by Financing Activities for the Years Ended December 31, 2019 and December 31, 2018

Net cash provided by financing activities was $4,198,574 and $4,961,862 for the years ended December 31, 2019 and 2018, respectively. Cash provided by financing activities for the years ended December 31, 2019 and 2018 reflected net capital raised from the issuance of Series D Units.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost- benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our President and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — the 2013 Integrated Framework. Management has concluded that, as of December 31, 2019, its internal control over financial reporting was effective based on these criteria.

Our management, including our President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As the Company has historically had personnel both in the U.S. and Israel, there has been no change in working status due to working remotely as a result of COVID-19.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

OUR DIRECTORS

The table below sets forth (1) the names and ages of our Directors as of the date of this Annual Report, (2) all positions with the Company presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Age	Position

Dr. Robert Fischell	91	Director, Member of the Audit Committee and Nominating, Governance and Compensation Committee
Andrew Sycoff	53	Director, member of the Nominating, Governance and Compensation Committee
Shimon Rapps	40	Director, Chair of the Audit Committee
Allen Danzig	63	Director, Chair of the Nominating, Governance and Compensation Committee

Allen Danzig has served on our Board since October 31, 2019 and is the Chair of our Nominating, Governance and Compensation Committee. Mr. Danzig most recently served as Vice President, Assistant General Counsel and Assistant Secretary of L3Harris Technologies, Inc., a global aerospace and defense technology contractor, with $17 billion in annual revenue. Prior to its merger with Harris Corporation in June 2019, Mr. Danzig served as Vice President, Assistant General Counsel and Assistant Secretary at L3 Technologies, Inc. where he had been employed since 2006. Prior to his employment at L3, Mr. Danzig served in management positions with Celanese Corporation, a global chemical and specialty materials company, and The Hertz Corporation, one of the world’s largest vehicle and equipment rental companies. He received his undergraduate degree from Adelphi University and law degree from Pace University School of Law and is a member of the New York State Bar. The Board has determined that Mr. Danzig is suited to serve due to his extensive legal and corporate governance experience.

Dr. Robert Fischell has served as one of Integrity’s directors since 2010. He also serves on Integrity’s Nominating, Governance and Compensation Committee. Dr. Fischell is an inventor and serial entrepreneur with over 160 issued U.S. patents. Starting in 1959, Dr. Fischell spent over 30 years with the Johns Hopkins University Applied Physics Laboratory, which resulted in 53 patents in both aerospace and biomedical technology. His interests at Johns Hopkins then turned to the invention of new medical devices such as pacemakers and implantable heart defibrillators. Starting in 1969, Dr. Fischell began the formation of 14 private companies that licensed his patents on medical devices. These companies include Pacesetter Systems, Inc. (purchased by Siemens and now part of St. Jude Medical, Inc.), IsoStent, Inc. (merged with Cordis Company, a Johnson and Johnson Company), NeuroPace, Inc., Neuralieve, Inc., Angel Medical Systems, Inc., and Svelte Medical Systems, Inc. As it relates to diabetes management devices, he was the inventor of the first implantable insulin pump (which became Minimed, which was sold to Medtronic). Dr. Fischell’s honors include Inventor of the Year for the USA in 1984, election to the National Academy of Engineering in 1989, the Distinguished Physics Alumnus Award of the University of Maryland, and several medals for distinguished accomplishments in science, engineering and innovation. In 2004, Discover magazine gave Dr. Fischell their annual Technology for Humanity award. In 2008, Dr. Fischell received the honorary degree of Doctor of Humane Letters from the Johns Hopkins University in recognition of his many lifesaving inventions. From June 2009 until March 2011, Dr. Fischell was a director of InspireMD, Inc. (OTCBB: NSPR), a medical device company focusing on the development and commercialization of its proprietary stent system, MGuard. Dr. Fischell received his BSME degree from Duke University and MS and Sc.D. degrees from the University of Maryland. At the White House on May 16, 2016, President Obama presented to Dr. Fischell the National Medical of Technology and Innovation, the highest award in the USA for achievements in innovative technology. The Board has determined that Dr. Fischell is suited to serve due to his extensive diabetes and medical device experience.

Shimon Rapps was appointed as a Director of the Company on July 31, 2019. He is also Chair of Integrity’s Audit Committee. Mr. Rapps serves as Head of Investment Banking at Andrew Garrett, Inc., a full-service investment bank providing wealth management and corporate advisory services, where he has been employed since early 2005. In this role, he oversees all of Andrew Garrett’s corporate finance, investment banking and corporate advisory activities. His experience spans equity and debt financings, mergers and acquisitions, private placements and IPO’s. He has extensive expertise with both public and private, emerging growth and middle market companies, and regularly advises CEO’s, CFO’s and Boards of Directors on matters of corporate governance and strategy. He holds the Series 7, 24, 63, and 66 licenses and is a Certified Public Accountant. The Board has determined that Mr. Rapps is suited to serve due to his extensive investment banking and public company experience.

Andrew Sycoff has served as a Director of the Company since July 8, 2019, and is a member of the Nominating, Governance and Compensation Committee Mr. Sycoff is the founder, Chief Executive Officer and Chairman of the Board of Andrew Garrett, Inc., a full-service investment bank providing wealth management and corporate advisory services, for which he has served as CEO and Chairman continuously since 1992. Client sectors include high net worth individuals and early to middle market stage companies. Mr. Sycoff holds Series 7 and 24 licenses. Mr. Sycoff has been actively investing in and advising companies for over 25 years and has extensive experience in the areas of securities brokerage, Capital Markets, Corporate Advisory and Mergers & Acquisitions. Mr. Sycoff previously served on the board of Brokerage America and Paragon Industries Corp., an electronics contract manufacturer. The Board has determined that Mr. Sycoff is suited to serve due to his extensive investment banking and public company experience.

OUR EXECUTIVE OFFICERS

The table below sets forth the names and ages of our executive officers as of the date of this Registration Statement and all positions with the Company presently held by each such person. Immediately following the table is biographical information for each of our executive officers (other than John Graham, our Chairman and Chief Executive Officer, who resigned effective October 31, 2018), including the positions held by, and principal areas of responsibility of, each such person during the last five years. Biographical information for Mr. Podwalski is included above under the caption “Our Directors.”

Name	Age	Position
David Malka	55	President
Jolie Kahn	55	Interim Chief Financial Officer
Eugene Naidis	51	Vice President of Research and Development

David Malka had served as Integrity’s Vice President of Operations since March 2012 until his promotion to President in November 2019. From 2003 to 2012, Mr. Malka was a director and Integrity’s Vice President of Operations. Prior to joining us, Mr. Malka served as a vice president of operations for Solid Systems from 2000 to 2003. From 1994 to 2000, Mr. Malka served as a manager of production and purchasing at Kollmorgen-Servotronix, an Israeli company specializing in the design, development and manufacture of digital servo control systems. From 1991 to 1993, Mr. Malka was a production design and inspection worker at TFL Time & Frequency Systems Ltd. Mr. Malka has a degree in practical engineering - industrial management from the Institute of Work & Production Productivity, Tel-Aviv and a Bachelor of Arts degree in management from the Open University in Israel.

Jolie Kahn, who was named Interim Chief Financial Officer in August 2019, has an extensive background in corporate finance and corporate and securities law. She has been the proprietor of Jolie Kahn, Esq. since 2002. Ms. Kahn has also acted in various corporate finance roles, including extensive involvement of preparation of period filings and financial statements and playing an integral part in public company audits. She also works with companies and hedge funds in complex transactions involving the structuring and negotiation of multi-million-dollar debt and equity financings, mergers, and acquisitions. Ms. Kahn has practiced law in the areas of corporate finance, mergers & acquisitions, reverse mergers, and general corporate, banking, and real estate matters. She represents both public and private companies, hedge funds, and other institutional investors in their role as investors in public companies. Ms. Kahn holds a BA from Cornell University and a J.D. magna cum laude from the Benjamin N. Cardozo School of Law.

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

CORPORATE GOVERNANCE

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and regulations of the SEC thereunder requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes of ownership with the SEC. The Company is not reporting on this compliance in this Schedule 14A.

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

Compensation and Nominating and Corporate Governance Committee

The members of the Nominating, Governance and Compensation Committee of the Board are Mr. Allen Danzig (Chairman), Mr. Andrew Sycoff and Mr. Robert Fischell. Our Board has determined that these directors (except for Mr. Sycoff) are “independent” as defined by the rules of the SEC. The purposes and powers of the Nominating and Corporate Governance Committee include (i) identifying potential qualified nominees for director and recommend to the Board for nomination candidates for the Board, (ii) developing the Company’s corporate governance guidelines and additional corporate governance policies, and (iii) exercising such other powers and authority as shall from time to time be assigned thereto by resolution of the Board. The Nominating and Corporate Governance Committee adopted the Nominating and Corporate Governance Committee charter on July 5, 2016, which sets forth the duties and responsibilities of the Nominating and Corporate Governance Committee.

Audit Committee and Audit Committee Financial Expert

The members of the Audit Committee of the Board are Mr. Shimon Rapps (Chairman), Dr. Fischell and Mr. Danzig. Our Board has determined that all three of these directors are “independent” as defined by the rules of the SEC. The primary role of the Committee is to oversee the financial reporting and disclosure process. To fulfill this obligation, the Committee relies on: management for the preparation and accuracy of the Company’s financial statements; both management and the Company’s internal audit department/management for establishing effective internal controls and procedures to ensure the Company’s compliance with accounting standards, financial reporting procedures and applicable laws and regulations; and the Company’s independent auditors for an unbiased, diligent audit or review, as applicable, of the functions of the audit committee are performed by the full Board. Each member of the Committee shall be independent in accordance with the requirements of Rule 10A-3 of the Exchange Act and the NASDAQ Listing Rules. No member of the Committee can have participated in the preparation of the Company’s or any of its subsidiaries’ financial statements at any time during the past three years.

The Board has determined that Mr. Rapps is an “Audit Committee Financial Expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes compensation of our named executive officers, as of December 31, 2019 and 2018.

Name and Principal Position	Year		Salary	Bonus		Option Awards	All other Compensation		Total Compensation
David Podwalski	2018		$245,833	$25,000	(9)	$100,960	$20,300	(1)	$392,093
Former President	2019		$206,270	-		$-	$34,413	(5)	$240,683

David Malka	2018	(2)	$134,103	$69,922	(10)	$130,111	$68,132	(3)	$402,268
President	2019	(6)	$129,795	$-		$-	$44,440	(7)	$174,235

Eugene Naidis	2018	(2)	$109,959	$-		$131,297	$50,197	(4)	$291,453
Vice President of R&D	2019	(6)	$142,738	$-		$-	$49,849	(8)	$192,587

(1)	Includes $15,246 in health benefits, $ 3,251 in life insurance premiums and $1,803 cellular telephone expenses.

(2)	Calculated based on the average exchange rate for the year of New Israeli Shekels to U.S. Dollars of NIS 3.604 = U.S. $1.00

(3)	Includes $22,501 in automobile expenses paid by Integrity, including leasing costs, insurance premiums, gasoline and/or repairs incurred in connection with the executive’s automobile, $333 in cellular communications expenses paid by Integrity, representing the estimated costs of our cellular communications expenses attributable to the executive, $17,770 in tax gross-up payments, and contributions to the (a) Severance Pay- Fund, (b) retirement plan feature of Managers’ Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) and (d) statutory national insurance (Bituach Leumi) in the aggregate total amount of $27,528.

(4)	Includes $12,749 in automobile expenses paid by Integrity, including leasing costs, insurance premiums, gasoline and/or repairs incurred in connection with the executive’s automobile, $333 in cellular communications expenses paid by Integrity, representing the estimated costs of our cellular communications expenses attributable to the executive, $14,357 in tax gross-up payments, and contributions to the (a) Severance Pay- Fund, (b) retirement plan feature of Managers’ Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) and (d) statutory national insurance (Bituach Leumi) in the aggregate total amount of $22,758.

(5)	Includes $25,000 in Company common stock at $0.50 per share and reimbursement for costs of health and life insurance in the amount of $9,413.

(6)	Calculated based on the average exchange rate for the year of New Israeli Shekels to U.S. Dollars of NIS 3.576 = U.S. $1.00

(7)	Includes contributions to the (a) Severance Pay- Fund, (b) retirement plan feature of Managers’ Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) and (d) statutory national insurance (Bituach Leumi).

(8)	Includes contributions to the (a) Severance Pay- Fund, (b) retirement plan feature of Managers’ Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) and (d) statutory national insurance (Bituach Leumi).

(9)	Represents a sign-on bonus received by Mr., Podwalski as part of the terms of his June 26, 2017 employment contract.

(10)	Represents a retention bonus received by Mr. Malka as part of the terms in his April 7, 2017 employment agreement.

Employment Agreements

Set forth below are summaries of the material terms of the employment agreements of our current named executive officers.

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

Jolie Kahn

The Company also entered into a Consulting Agreement with Ms. Kahn for her services as Interim CFO. She is compensated $10,000 per month for her services. The Agreement was for an initial term of six months which expired on January 31, 2020 and was renewed by the Company on February 5, 2020 for an additional six month term and may be further extended for successive six-month terms and may be terminated by either party on 30 days’ notice.

Outstanding Equity Awards as of December 31, 2019

The following table sets forth for each of Integrity’s named executive officers certain information regarding unexercised options as of December 31, 2019:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date
David Malka, Vice president of Operations	380,996	60,313	$4.5-$6.25	(1)	April 3, 2027
Eugene Naidis, Vice President of Research and Development	244,103	48,821	$4.50	(2)	September 15, 2027

(1)	Mr. Malka’s options to purchase 79,434 shares of Common Stock at an exercise price per share equal to $6.25 all vested as of April 3, 2017, pursuant to an amendment to his employment agreement. 361,875 of Mr. Malka’s options vested or will vest in 12 equal quarterly installments beginning April 7, 2017.
(2)	Mr. Naidis’s options vested or will vest in 12 equal quarterly installments beginning September 15, 2017.

DIRECTOR COMPENSATION

The following table sets forth information with respect to the compensation of our directors as of December 31, 2019:

Name	Fees earned or paid in cash	Payment for services in Common Shares (1)	Other Compensation	Options Awards Vested	Total
Angela Strand	$-	$65,202	$-	$-	$65,202
Robert Fischell	$-	$48,000	$-	$-	$48,000
Andrew Sycoff	$-	$13,043	$-	$-	$13,043
Revan Schwartz	$-	$46,807	$-	$-	$46,807
Michael Hauck	$-	$20,750	$-	$-	$20,750
Shimon Rapps	$-	$19,514	$-	$-	19,514
Allen Danzig	$-	$8,493	$-	$-	8493
	$-	$221,809	$-	$-	$221,809

(1) The Board agreed to take all compensation for 2019 in stock calculated at the end of each calendar quarter based upon a 10 day volume weighted average price formula as follows:

10 Day VWAP
Q1	$0.274
Q2	$0.277
Q3	$0.388
Q4	$0.600

The Company’s Board fee schedule is as follows:

Fee Table	Annual	Quarter
Board	$35,000	$8,750
Committee Member	$6,500	$1,625
Committee Chair	$15,000	$3,750

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our Common Stock within 60 days of April 10, 2020 by:

●	each person known to us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our named executive officers and our current directors; and
●	all of our executive officers and directors as a group.

Except as otherwise indicated below, the address of each beneficial owner listed in the table is c/o Integrity Application Inc., 19 Ha’Yahlomim Street, Ashdod Israel.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 199,358,436 shares of common stock outstanding on March 31, 2020. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 10, 2020. We did not deem these exercisable shares outstanding, however, for the purpose of computing the percentage ownership of any other person. The applicable footnotes are an integral part of the table and should be carefully read in order to understand the actual ownership of our securities, particularly by the 5% stockholders listed in the table.

Name of Beneficial Owner	Number of Shares Beneficially Held	Number of Preferred, Options and Warrants Exercisable within 60 days		Total Shares Beneficially Owned (1)
				Number	Percent
Dr. Robert Fischell	222,677	41,560	(2)	264,237	*	%
Angela Strand	223,599	41,560	(3)	265,159	*	%
Revan Schwartz	148,082	41,560	(5)	189,642	*	%
David Malka	239,975	380,996	(6)	620,971	*	%
Jolie Kahn	-	-		-	-%
Eugene Naidis	63,627	244,103	(7)	307,730	*	%
Andrew Sycoff (9)	-	1,846,914		1,846,914	*	%
Shimon Rapps (4)	-	-		-	-
Allen Danzig	-	-		-	-
All Executive Officers and Directors as a group (9 persons)

Principal Stockholders
John A Ballantyne Rev Trust 08/01/2017	66,301,411	-	(8)	66,301,411	33.26%

(1) The number of shares beneficially owned does not include 992,892 shares of common stock to be issued after the approval of a reverse stock split or increase in authorized shares, both of which were approved by our shareholders. 605,205 shares of common stock to be issued to the Company’s board of directors for accrued 2019 fees to be issued in lieu of cash payment and 387,596 shares common stock to be issued to Andrew Garrett, Inc. for accrued 2019 advisory fees.

(2) All the options to purchase an aggregate of 41,560 shares of Common Stock granted to Dr. Fischell under the Incentive Plan, will be deemed vested within 60 days of April 10, 2020. In addition to vested options, this number also includes 222,677 shares of Common Stock owned by Dr. Fischell.

(3) All the options to purchase an aggregate of 41,560 shares of Common Stock granted to Ms. Strand under the Incentive Plan, will be deemed vested within 60 days of April 10, 2020. In addition to vested options, this number also includes 223,599 shares of Common Stock owned by Ms. Strand.

(4) Ownership without regard to the 4.99% Blocker limitation includes: SDR Diversified Holdings, LLC owns 46,511 shares of common stock and 14,820,222 warrants. Leah Rapps, wife of Shimon Rapps, has voting control and investment power over SDR Diversified Holdings, LLC. Ms. Rapps also owns 27,285 shares in her personal name. Mr. Rapps disclaims beneficial ownership in the shares and warrants held by SDR Diversified Holdings, LLC.

(5) Of the options to purchase an aggregate of 41,560 shares of Common Stock granted to Mr. Schwartz under the Incentive Plan, of which 38,602 options will be deemed vested within 60 of April 10, 2020. In addition to vested options, this number also includes 10,000 shares of Common Stock owned by Mr. Schwartz.

(6) Options deemed vested within 60 days of April 10, 2020. In addition to vested options, this number also includes 239,975 shares of Common Stock owned by Mr. Malka.

(7) Options deemed vested within 60 days of April 10, 2020. In addition to vested options, this number also includes 63,627 shares of Common Stock owned by Mr. Naidis.

(8) In addition, the John A. Ballantyne Revocable Trust 08/01/2017 owns additional shares of common stock acquirable within 60 days, each of which is subject to a Blocker Limitation. However, the percentage ownership by the John A. Ballantyne Revocable Trust 08/01/2017 is currently in excess of such Blocker Limitations, and as a result, such Blocker Securities have been excluded from the table. These Blocker Securities consist of the following: 4,923,336 warrants. Mr. Ballantyne owns 17,408 shares in his personal name and 66,284,003 shares in the Trust. The address of John A. Ballantyne Rev Trust 08/01/2017 is 1101 28th Avenue, South Fargo, ND 58103. John A. Ballantyne has voting and investment control over the shares held by John A. Ballantyne Rev Trust 08/01/2017.

(9) Ownership, without regard to the 4.99% Blocker Limitation includes: (i) 977,510 shares of common stock; and (ii) 36,548,244 shares of common stock issuable upon the exercise of warrants, both owned by Alma Diversified Holdings, LLC, and (iii) 1,846,914 warrants owned by Andrew Garrett, Inc. The address of Andrew Garrett, Inc. is 52 Vanderbilt Avenue, 5th floor, New York, NY 10017. Andrew G. Sycoff has voting power and investment control over the shares of common stock held by Andrew Garrett, Inc. Mr. Sycoff is the husband of Sharon Sycoff who has voting power and investment control over the shares held by Alma Diversified Holdings LLC. Mr. Sycoff disclaims beneficial ownership in the shares held by Alma Diversified Holdings LLC.

Changes in Control

There are no arrangements known to the Company the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, Integrity is not aware of any transactions since the beginning of its last fiscal year or any proposed transactions in which Integrity was or is a party, in which (1) the amount involved exceeded the lesser of $120,000 or 1% of the average of Integrity’s total assets at year-end for the last two completed fiscal years and (2) in which a director, director nominee, executive officer, holder of more than 5% of Integrity’s Common Stock or Preferred Stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Andrew Garrett, Inc., which is controlled by one of our directors, Andrew Sycoff, received cash of $833,557 ($633,557 for Placement Agent fees and $200,000 for Advisory fees) and 2,213,881 warrants for Placement Agent fees in 2019 from us.

Director Independence

Integrity is not currently listed on any national securities exchange. As a result, Integrity is not subject to the requirements of any securities exchange providing that a majority of the Board of Directors must be comprised of independent directors. Nevertheless, the Board has applied the independence rules of the NYSE American (formerly NYSE MKT) to determine the independence of its directors. The independence rules of the NYSE American include a series of objective tests, including that an “independent” person will not be employed by Integrity and will not be engaged in various types of business dealings with Integrity. Applying these rules and based on representations from the directors with respect to their independence thereunder, the Board has determined that each of the current members of Integrity’s Board of Directors is independent, except for Mr. Sycoff, and, therefore, a majority of the members of the Board are independent directors.

Principal Accounting Fees and Services. Audit Fees

Fees for services rendered by Fahn Kanne & Co. (“Fahn Kanne”) for professional services rendered for the 2019 and 2018 audit of our annual financial statements, review of financial statements included in quarterly reports on Form 10-Q in 2019 and 2018 and out of pocket expenses, totaled approximately $60,000 and $58,070 for 2019 and 2018, respectively.

Tax Fees

Integrity did not pay Fahn Kanne any fees in 2019 or 2018 for assurance and related services reasonably related to the performance of the audit or review of the Integrity’s financial statements.

All Other Fees

Integrity did not pay any other fees to Fahn Kanne in 2019 or 2018.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board is solely responsible for the pre-approval of all audit and non-audit services to be provided by the independent accountants. The Board approved all of the fees paid to Fahn Kanne for the years ended December 31, 2019 and 2018.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of this 1st day of April 14, 2020.

INTEGRITY APPLICATIONS, INC.

By:	/s/ David Malka
Name:	David Malka
Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Malka	President	April 14, 2020
David Malka	(Principal Executive Officer)

/s/ Jolie Kahn	Chief Financial Officer	April 14, 2020
Jolie Kahn	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert Fischell	Director	April 14, 2020
Dr. Robert Fischell

/s/ Allen Danzig	Director	April 14, 2020
Allen Danzig

/s/ Shimon Rapps	Director	April 14, 2020
Shimon Rapps

/s/ Andrew Sycoff	Director	April 14, 2020
Andrew Sycoff

INTEGRITY APPLICATIONS, INC.

Consolidated Financial Statements

as of December 31, 2019

 ;..

Fahn Kanne & Co.
Head Office
32 Hamasger Street
Tel-Aviv 6721118, ISRAEL
PO Box 36172, 6136101

T +972 3 7106666
F +972 3 7106660
www.gtfk.co.il

Report of Independent Registered Public Accounting Firm

Board of Directors and the Stockholders of

INTEGRITY APPLICATIONS, INC.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Integrity Applications, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Tel-Aviv, Israel

April 14, 2020

INTEGRITY APPLICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	December 31, 2019	December 31, 2018

Current Assets
Cash and cash equivalents	418,621	97,079
Accounts receivable, net	70,161	22,779
Inventory	184,602	170,999
Other current assets	44,658	23,288
Total current assets	718,042	314,145

Operating lease right-of-use assets, net	187,232	-
Property and equipment, net	133,795	149,779
Long-Term Restricted Cash	57,092	52,605
Funds in Respect of Employee Rights Upon Retirement	186,300	171,657
TOTAL ASSETS	1,282,461	688,186

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	1,534,078	2,064,259
Operating lease liabilities, current	142,090	-
Other current liabilities	596,087	1,157,350
Total Current Liabilities	2,272,255	3,221,609

Long Term Liabilities
Long-Term Loans from Stockholders	190,365	168,221
Operating lease liabilities, non-current	45,143	-
Liability from Employee Rights Upon Retirement	186,300	171,657
Total long-term liabilities	421,808	339,878

Total Liabilities	2,694,063	3,561,487

Stockholders’ Deficit
Common Stock of $ 0.001 par value (“Common Stock”):
200,000,000 shares authorized; 162,834,875 and 141,634,700 shares issued and outstanding as of December 31, 2019 and 2018, respectively	162,842	141,638
Additional paid-in capital	89,004,423	84,007,612
Accumulated other comprehensive income	124,062	164,232
Accumulated deficit	(90,702,929)	(87,186,783)
Total Stockholders’ deficit	(1,411,602)	(2,873,301)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	1,282,461	688,186

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	2019	2018

Revenue	208,762	43,488

Research and development	1,605,631	3,032,863
Selling and marketing expenses	573,495	1,092,462
General and administrative	1,535,262	2,456,763
Total operating expenses	3,714,388	6,582,088

Operating Loss	(3,505,626)	(6,538,600)

Finance Expense	(10,520)	(176,820)

Net Loss	(3,516,146)	(6,715,420)
Other comprehensive income:
Foreign currency translation adjustment	(40,170)	53,557

Comprehensive loss for the period	(3,556,316)	(6,661,863)

Net Loss per Common Share
Basic	(0.02)	(4.74)
Diluted	(0.02)	(4.74)

Common shares used in computing Basic and Diluted Loss per share	154,929,064	8,396,847

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	US Dollars ( except share data)
				Accumulated
	Common Stock		Additional	Other		Total
	Numbers of Shares	Amount	Paid-in Capital	Comprehensive Income (loss)	Accumulated Deficit	Stockholders’ Equity

Balance at January 1, 2018	6,821,792	6,824	30,676,180	110,675	(47,368,612)	(16,574,933)
Loss for the period	-	-	-	-	(6,715,420)	(6,715,420)
Other comprehensive income	-	-	-	53,557	-	53,557
Conversion of preferred Shares into common	106,243,915	106,244	27,304,685	-	(13,989,596)	13,421,333
Conversion of Dividends into Common	109,302	109	28,092	-	-	28,201
Conversion of late dividend fee into Common	492,422	492	126,565	-	-	127,057
Additional Shares issued to Series D holders on Conversion	22,485,158	22,486	5,778,686	-	(5,801,172)	-
Conversion of warrants	-	-	182,093	-	(182,093)	-
Stock dividend on Series C Preferred Stock	863,374	863	2,114,766	-	(2,115,629)	-
Stock dividend on Series B Preferred Stock	1,081,115	1,082	2,648,106	-	(2,649,188)	-
Cash dividend on Series A Preferred Stock	-	-	-	-	(18,454)	(18,454)
Issuance of Common Stock from Series D offering	1,273,112	1,273	2,502,112	-	-	2,503,385
Stock-based compensation	830,401	831	704,417	-	-	705,248
Amounts allocated to Series D-1, D-2 and Series D-3 Warrants, net	-	-	2,091,362	-	-	2,091,362
Early adoption of ASU 2017-11	-	-	3,273,971	-	(2,505,723)	768,248
Warrants issued as consideration for placement agent services	-	-	367,115	-	-	367,115
Effect of down round protection of warrants upon occurrence of trigger event	-	-	5,840,896	-	(5,840,896)	-
Issuance of shares as settlement of financial liabilities	1,434,109	1,434	368,566	-	-	370,000
Balance at December 31, 2018	141,634,700	141,638	84,007,612	164,232	(87,186,783)	(2,873,301)

Balance at January 1, 2019	141,634,700	141,638	84,007,612	164,232	(87,186,783)	(2,873,301)
Loss for the period	-	-	-	-	(3,516,146)	(3,516,146)
Other comprehensive loss	-	-	-	(40,170)	-	(40,170)
Amounts allocated to Series D-1, D-2 and Series D-3 Warrants, net	-	-	31,915	-	-	31,915
Amounts allocated to issuance of Common Stock from Series D offering	18,889,618	18,892	3,898,155	-	-	3,917,047
Issuance of shares as settlement of financial liabilities	1,190,141	1,190	305,866	-	-	307,056
Warrants issued as consideration for placement services	-	-	249,612	-	-	249,612
Stock-based compensation	515,120	516	355,702	-	-	356,218
Issuance of shares to the board of directors as compensation	605,296	606	155,561			156,167
Balance at December 31, 2019	162,834,875	162,842	89,004,423	124,062	(90,702,929)	(1,411,602)

The accompanying notes are an integral part of the consolidated financial statements.

Integrity Application, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the year	$(3,516,146)	$(6,715,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	50,590	58,789
Stock-based compensation	356,218	705,248
Issuance of shares as compensation to the board of directors	156,167	-
Linkage difference on principal of loans from stockholders	7,554	(927)
Changes in assets and liabilities:		-
Decrease (increase) in accounts receivable	(44,042)	89,307
Decrease (increase) in inventory	953	720,378
Decrease (increase) in other current assets	(19,319)	64,172
Decrease in accounts payable	(600,347)	(261,915)
Increase (decrease) in other current liabilities	(290,715)	448,091
Net cash used in operating activities	(3,899,087)	(4,892,277)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(23,432)	(5,371)
Net cash used in investing activities	(23,432)	(5,371)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds allocated to Series D Warrants, net of cash issuance expenses	33,495	2,258,607
Proceeds allocated to Common Stock from Series D offering, net of cash issuance expenses	4,165,079	2,703,255
Net cash provided by financing activities	4,198,574	4,961,862

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	49,974	(7,874)

Increase in cash, cash equivalents, and restricted cash	326,029	56,340

Cash, cash equivalents, and restricted cash at beginning of the period	149,684	93,344

Cash, cash equivalents, and restricted cash, end of period	$475,713	$149,684

Supplementary information on financing activities not involving cash flows:

During the year ending December 31, 2019, the Company settled a portion of the outstanding board fees and management payroll obligations in the amount of $463,223 through the issuance of 1,795,437 shares of common stock in total to seven board members and three members of the senior management team.

During the year ending December 31, 2019, $249,612 representing the fair value of warrants issued as consideration for placement agent services. This amount was accounted for as Warrants with down-round protection. Upon issuance, the fair value was recognized as an increase in additional paid in capital.

The Company calculates the Placement Agent Warrants fair value by using the Black Scholes model, the key inputs used in the fair value calculations were as follows:

December 31, 2019

Dividend yield (%)	-
Expected volatility (%) (*)	56.32
Risk free interest rate (%)	2.5
Expected term of options (years)	5
Exercise price (US dollars)	0.258 – 5.400
Share price (US dollars) (**)	0.258
Fair value (US dollars)	0.004 – 0.134

(*)	Due to the low trading volume of the Company’s Common Stock, the expected volatility was based on a sample of 248 companies operating in the Healthcare Products industry.
(**)	The Common Stock price, per share reflects the Company’s management’s estimation of the fair value per share of Common Stock as of June 2019. In reaching its estimation for such periods, management considered, among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series D Units at December 31, 2018.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –	GENERAL

A.	Integrity Applications, Inc. (the “Company”) was incorporated on May 18, 2010 under the laws of the State of Delaware. On July 15, 2010, Integrity Acquisition Corp. Ltd. (hereinafter: “Integrity Acquisition”), a wholly owned Israeli subsidiary of the Company, which was established on May 23, 2010, completed a merger with A.D. Integrity Applications Ltd. (hereinafter: “Integrity Israel”), an Israeli corporation that was previously held by the stockholders of the Company. Pursuant to the merger, all equity holders of Integrity Israel received the same proportional ownership in the Company as they had in Integrity Israel prior to the merger. Following the merger, Integrity Israel remained a wholly-owned subsidiary of the Company. As the merger transaction constituted a structural reorganization, the merger has been accounted for at historical cost in a manner similar to a pooling of interests. Integrity Israel was incorporated in 2001 and commenced its operations in 2002. Integrity Israel, a medical device company, focuses on the design, development and commercialization of non-invasive glucose monitoring devices for use by people with diabetes. Since its incorporation, the Company did not conduct any material operations other than those carried out by Integrity Israel. The development and commercialization of Integrity Israel’s product is expected to require substantial expenditures. Integrity Israel and the Company (collectively, the “Group”) have not yet generated significant revenues from operations, and therefore they are dependent upon external sources for financing their operations. As of December 31, 2019, the Group has incurred accumulated deficit of $90,702,929, stockholder’s deficit of $1,411,602, negative operating cash flows and negative working capital. As of December 31, 2019, the Company had $418,621 in cash, which would not have been sufficient to meet its capital needs for fiscal 2020; however, on February 14, 2020, it closed on a $15 million private placement of its common stock, for which it received net cash in excess of $12,979,270, which is sufficient to meet its capital needs for at least 12 months from the date of issuance of these financial statements, thus it will be able to operate as a going concern for at least 12 months from the date hereof. See Note 20 – Subsequent Events.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 1 –	GENERAL (cont.)

B.	Risk factors

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

A.	Use of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As applicable to the consolidated financial statements, the most significant estimates and assumptions relate to (i) the measurement of the benefit to warrants with down round protection upon trigger event commencing January 1, 2018, (ii) the going concern assumptions, (iii) measurement of stock-based compensation, and, (iv) determination of net realizable value of inventory.

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

	2019	2018
Official exchange rate of NIS 1 to US dollar	0.290	0.267
Increase (decrease) of the Official exchange rate of NIS 1 to US dollar during the year:
2019	8.45%
2018	(7.50%)

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

C.	Principles of consolidation

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

The Group’s long-lived assets are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. To date the Group did not incur any material impairment losses related to long lived assets.

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

	December 31	December 31
	2019	2018

Cash and cash equivalents	$418,621	$97,079
Restricted cash	57,092	52,605
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$475,713	$149,684

I.	Income tax

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

The Group accounts for uncertain tax positions in accordance with ASC Topic 740-10, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. According to ASC Topic 740-10, tax positions must meet a more- likely-than-not recognition threshold. The Group’s accounting policy is to classify interest and penalties relating to uncertain tax positions under income taxes, however the Group did not recognize such items in its fiscal 2019 and 2018 financial statements and did not recognize any liability with respect to unrecognized tax position in its balance sheet.

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

Severance expenses for the year ended December 31, 2019, and 2018 amounted to $79,190 and $120,753, respectively.

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

Until December 31, 2017, revenues were recognized in accordance with ASC 605, “Revenue Recognition” and SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, when delivery has occurred, persuasive evidence of an agreement existed, the fee was fixed and determinable, collectability was reasonably assured and no further obligations existed. Provisions were made at the time of revenue recognition for any applicable warranty cost expected to be incurred.

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

The Group provides a 24-month warranty for its products at no cost. The Group estimates the costs that may be incurred during the warranty period and records a liability for the amounts of such costs at the time revenues are recognized. For the year ended December 31, 2019 and 2018 warranty expenses were clearly insignificant. ($4,699 and, $1,173, respectively).

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

Until December 31, 2018 the Company applied ASC 505-50, “Equity-Based Payments to Non-Employees” (“ASC 505”) with respect to options and warrants issued to non-employees, which required the use of option valuation models to measure the fair value of the options and warrants at the measurement date. Commencing January 1, 2019, following the adoption of ASU 2018-07, which aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees (with certain exceptions), share-based payments to non-employees are accounted in accordance with ASC 718.

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

Financial instruments that potentially subject the Group to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and restricted cash. Cash and cash equivalents and restricted cash are deposited with major banks in Israel and the United States of America. Management believes that such financial institutions are financially sound, accordingly, minimal credit risk exists with respect to these financial instruments. The Group does not have any significant off-balance-sheet concentration of credit risk, such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

As of December 31, 2019, the Group has recorded reserves with respect to its accounts receivable in the amount of approximately US$99,888 relating to the risk of the potential collectability from one customer. As of December 31, 2019, the balances of accounts receivable was not material and accordingly such balances do not represent substantial concentration of credit risk.

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

Until December 31, 2017, the Company considered the provisions of ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”, with respect to the detachable Warrants that were issued to the Series A Unit Purchasers and to the placement agent, as described in Note 10D, and determined that as a result of the “down-round” protection that would adjust the number of Warrants and the exercise price of the Warrants based on the price at which the Company subsequently issues shares or other equity-linked financial instruments, if that price is less than the original exercise price of the Warrants, such Warrants cannot be considered as indexed to the Company’s own stock. Accordingly, the Warrants were recognized as derivative liability at their fair value on initial recognition. In subsequent periods (and throughout December 31, 2017), the Warrants were marked to market with the changes in fair value recognized as financing expense or income in the consolidated statement of operations. The direct issuance expenses that were allocated to the detachable Warrants, were expensed as incurred.

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

In accordance with the provisions of ASU 2017-11, upon the occurrence of an event that triggers a down round protection (i.e., when the exercise price of the warrants is adjusted downward because of the down round feature), the effect is accounted for as a deemed dividend and as a reduction of income available to common shareholders for purposes of basic earnings per share (EPS) calculation.

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

1. Accounting Standard Update (ASU) No. 2017-11, “Earnings Per Share”

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

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

2.	Accounting Standard Update 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

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

The adoption of ASU 2018-07 did not have a significant impact on its consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

3.	Accounting Standards Update 2016-02, “Leases”

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

X.	Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications did not have significant effect on the reported results of operations, shareholder’s deficit or cash flows.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3 –	INVENTORIES

	US dollars
	December 31,
	2019	2018

Raw materials	18,381	13,522
Work in process	1,541,932	1,546,764
Finished products	80,886	67,310
	1,641,199	1,627,596
Less – provision for slow moving inventory (*)	(1,456,597)	(1,456,597)
	184,602	170,999

(*)	Management evaluates whether inventory reserve for slow-moving or obsolete items is required. To date, as a result of low volume of revenues generated from the sales of the GlucoTrack® model DF-F glucose monitoring device the Group has recorded reserves with respect to its inventory in the amount of approximately US$ 1,457 thousand. (of which an amount of US$ 700 thousand was recognized in the fourth quarter of 2018).

NOTE 4 –	OTHER CURRENT ASSETS

Other Current Assets	US dollars
	December 31,
	2019	2018

Prepaid expenses	23,292	13,591
Government Institution	21,366	9,697
	44,658	23,288

NOTE 5 –	PROPERTY AND EQUIPMENT, NET

Property and Equipment	US dollars
	December 31,
	2019	2018
Computers	348,790	315,486
Furniture and office equipment	270,394	233,439
Leasehold improvements	49,753	45,842
	668,937	594,767
Less – accumulated depreciation	(535,142)	(444,988)
	133,795	149,779

During the years ended December 31, 2019 and 2018, depreciation expenses amounted to $50,590, and $58,789, respectively, and new equipment purchases amounted to $23,432 and $5,371, respectively.

NOTE 6 –	OTHER CURRENT LIABILITIES

Other Current Liabilities	US dollars
	December 31,
	2019	2018

Employees and related institutions	195,845	239,964
Accrued expenses and other	400,242	917,386
	596,087	1,157,350

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 7 –	LINE OF CREDIT

As of December 31, 2019, the Group did not have a credit line with any institution.

NOTE 8 –	LONG-TERM LOANS FROM STOCKHOLDERS

During the years 2003-2004, Integrity Israel received loans from stockholders (four separate lenders) in a total amount of approximately $400 thousand. The loans are indexed to the Israeli Consumer Price Index from their origination date and bear no interest.

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

During 2015, as part of an arbitration proceedings, the Company repaid a certain lender an amount of NIS 1,767,624 ($439,939) as full repayment of its outstanding principal loan amount and NIS 316,100 ($81,870) as reimbursement of legal expenses.

As of December 31, 2019, the Group does not expect to make any additional material repayments during the following 12-month period, if any, and accordingly the entire remaining balance of the loans from stockholders have been presented as long-term liabilities.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 9 –	COMMITMENTS AND CONTINGENT LIABILITIES

A.	On March 4, 2004, the OCS provided Integrity Israel with a grant of approximately $93,300 (NIS 420,000), for its plan to develop a non-invasive blood glucose monitor (the “Development Plan”). Integrity Israel is required to pay royalties to the OCS at a rate ranging between 3-5% of the proceeds from the sale of the Group’s products arising from the Development Plan up to an amount equal to $93,300, plus interest at LIBOR from the date of grant. As of December 31, 2019, the remaining contingent liability with respect to royalty payment on future sales equals approximately $43,000, excluding interest. Such contingent obligation has no expiration date.

As of December 31, 2019, and 2018, the Group accrued royalties to the OCS in the amounts of $6,938 and $4,418, respectively.

B.	Integrity Israel leases approximately 5,500 sq. ft. of office space in the city of Ashdod, Israel for its principal offices. The lease term began on December 1, 2015 for a period of 5 years which can be extended for an additional 5 years at the option of the Company. Monthly lease payments including maintenance approximate $10,000. The Company estimates that its minimal rent and maintenance payments for the remaining original lease term, will approximate $110,000 per year only further over each of the next 11 months. In connection with the lease agreement, Integrity Israel provided the landlord a bank guarantee in the amount of approximately $39,722 (NIS 137,280) that can be exercised by the landlord in the case Integrity Israel fails to pay the monthly rent payments. The guarantee is renewed on an annual basis for a period of 4 years and is secured by funds on deposit with the bank, which generally must be sufficient to cover the principal amount guarantee.

C.

On August 1, 2017 the Company entered into an Advisory Agreement with AGI, pursuant to which the Company retained AGI on a non-exclusive basis to provide certain advisory services to the Company for a period of 9 months which was subsequently extended twice and is now in effect to October 31, 2019.

The Company paid the Placement Agent $833,557 and $784,770 in cash during 2019 and 2018, which includes all amounts for the above advisory service agreements, inclusive, and the offerings.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10 –	COMMON STOCK, AND WARRANTS WITH-DOWN ROUND PROTECTION

A.	1.	Description of the rights attached to the Common Stock

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

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

C.	Warrants with down round protection

On December 31, 2018 as a result of the Forced Conversion all of the outstanding warrants with down round protection were exchanged. As of December 31, 2018, the number of warrants with down round protection was 51,001,332 at an exercise price of $0.258 with a total fair value of approximately $6.6 million. As of December 31, 2019, the 51,001,332 warrants were exchanged for warrants with no down round protection, that have the same terms as the warrants issued in the Series D round.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10 –	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

C.	Warrants with down round protection (cont.)

The Company has determined its derivative warrant liability to be a Level 3 fair value measurement and has used the Black and Scholes pricing model to calculate its fair value. Because the warrants contained a price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations.

The changes in the fair value of the Level 3 liability were as follows (in US dollars):

	Warrants with Down- Round Protection
	December 31,
	2019	2018

Balance, Beginning of the year	-	768,249
Warrants issued as consideration for placement services	-	-
Stock based compensation to financial advisor	-	-
Change in fair value of Warrants with Down-Round Protection	-	-
Reclassification to stockholder’s deficit (*)	-	(768,249)
Balance, End of year	-	-

(*)	As a result of the early adoption of ASU 2017-11, during the year ended December 31, 2018, the Company reclassified all the warrants with down round protection to stockholder’s deficit. (See also Note 2W1).

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10 –	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

D.	Stock-based compensation

	1.	Grants to non-employees

a.	In connection with the 2017 Offering, the Company is required to issue to the Placement Agent (a) 5-year warrants to purchase up to 13,815,322 shares of Common Stock at an exercise price of $0.258 per share, (b) 5-year warrants to purchase up to 108,305 shares of Common Stock at an exercise price of $1.80 per share.(c) 5-year warrants to purchase up to 108,305 shares of Common Stock at an exercise price of $3.60 per share, and (d) 5-year warrants to purchase up to 108,305 shares of Common Stock at an exercise price of $5.40 per share. The terms of the Placement Agent warrants are substantially similar to the terms of the Series D Warrants except that the Placement Agent warrants may also be exercisable on a cashless basis at all times.

As a result of the early adoption of ASU 2017-11 the company reclassified all the warrants with down round protection (warrants held by the placement agent) from long term liabilities to stockholder’s deficit

On December 31, 2018 as a result of the Forced Conversion all of the outstanding warrants with down round protection (approximately 2,787,323) were exchanged. As of December 31, 2018, the number of warrants with down round protection is 51,001,332 at an exercise price of $0.258. As of December 31, 2019, the 51,001,332 warrants were exchanged for warrants with no down round protection, that have the same terms as the warrants issued in the Series D round.

As of December 31, 2019, and 2018, the key inputs used in the fair value calculations of the warrant that were affected by the down-round protection were as follows:

Fair value calculations – Warrant	31-Dec-19	31-Dec-18
Dividend yield (%)	-	-
Expected volatility (%)	56.32	56.32
Risk free interest rate (%)	2.5	2.5
Expected term of options (years)	5	5
Exercise price (US dollars)	0.258-5.400	0.258
Share price (US dollars)	0.258	0.258
Fair value (US dollars)	0.003-0.134	0.13

2.	Grants to employees

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

On March 23, 2018, the Company held its 2018 Special Meeting of Stockholders. At the Meeting, the Company’s stockholders voted on the proposal to approve and ratify the increase of the total number of shares authorized for issuance under the Company’s Compensation Plan to 7,000,000 shares, including an amendment to the Incentive Plan on April 7, 2017 to increase from 1,000,000 shares to 5,625,000 shares and another amendment on February 15, 2018 to increase from 5,625,000 shares to 7,000,000 shares

The aggregate intrinsic value of the awards outstanding as of December 31, 2019 and 2018 was $0, and $0, respectively. Such amount represents the total intrinsic value based on the Company’s management estimation of the fair value per share of Common Stock based among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series D Units, as applicable.

The following tables present a summary of the status of the grants to employees, officers and directors as of December 31, 2019 and 2018:

Grants to Employees	Number	Weighted average exercise price (US$)
Balance outstanding as of December 31,2017	5,236,967	$5.28
Balance exercisable of December 31,2017	2,428,716	$5.28
Granted during 2018	798,056	$4.5
Forfeited during 2018	(2,042,413)	$6.12
Balance outstanding as of December 31,2018	3,992,610	$4.7
Balance exercisable of December 31,2018	2,721,587	$4.63
Granted during 2019	75,000	$4.5
Forfeited during 2019	(2,039,525)	$4.51
Balance outstanding as of December 31,2019	2,028,085	$4.88
Balance exercisable of December 31,2019	1,724,194	$4.63

On January 1, 2019, we issued a ten-year non-qualified stock option to our former President, for the purchase of 75,000 shares of Common Stock at an exercise price of $4.50 per share, with three-year quarterly vesting commencing on the first quarter after the effective date.

The following tables summarize information about options outstanding at December 31, 2019:

Exercise price (US$)	Outstanding at December 31, 2019	Exercisable at December 31, 2019	Weighted average remaining contractual life (years)

4.50	1,631,873	1,327,982	7.51
6.25	344,212	344,212	2.19
7.00	2,000	2,000	4.50
7.75	50,000	50,000	7.26
	2,028,085	1,724,194

As of December 31, 2019, approximately $62,415 of unrecognized compensation costs are expected to be recognized during the year ending December 31, 2020, 2021 and 2022.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10 –	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

C.	Stock-based compensation (cont.)

	2.	Grants to employees (cont.)

The fair value of options granted to employees during the years ended on December 31, 2019 and 2018 was estimated at the dates of grant using the Black-Scholes option model. The following are the data and assumptions used:

	2019	2018
Dividend yield (%)	-	-
Expected volatility (%) (*)	56.32	56.59
Risk free interest rate (%)	2.5	1.31
Expected term of options (years)	5	5.5 - 6.5
Exercise price (US dollars)	4.5	4.5
Stock price (US dollars) (**)	0.258	2.45
Fair value (US dollars)	0.0137	0.88-0.99

(*)	Due to the low trading volume of the Company’s Common Stock, the expected volatility for 2019 and 2018 grant was based on a sample of 248 and 254 companies operating in the Healthcare Products industry, respectively.

(**)	The Common Stock price, per share for the year ended December 31, 2019 and 2018 reflects the Company’s management’s estimation of the fair value per share of Common Stock. In reaching its estimation for December 31, 2018, management considered, among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series D Units.

NOTE 11 –	RESEARCH AND DEVELOPMENT EXPENSES

	2019	2018
Salaries and related expenses *	1,267,580	1,776,146
Professional fees	32,258	113,514
Regulations related	28,114	132,585
Patents	80,193	91,302
Materials **	96,501	737,946
Bad Debt Expense	-	91,719
Depreciation	31,774	30,263
Travel expenses	472	-
Vehicle maintenance	57,738	56,112
Other	11,001	3,276
	1,605,631	3,032,863

*	net of effect of reversal of SBC expenses due to forfeiture.

**	Includes a reserve for slow moving inventory in the amount of approximately $700 thousand. See Note 3

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 12 –	SELLING AND MARKETING EXPENSES

	2019	2018

Salaries and related expenses	473,844	964,876
Professional fees	65,014	80,971
Travel & expenses	8,491	40,672
Exhibitions and Shows	26,146	5,943
	573,495	1,092,462

NOTE 13 –	GENERAL AND ADMINISTRATIVE EXPENSES

	2019	2018

Salaries and related expenses	904,622	1,002,906
Professional fees	497,998	1,255,107
Travel & expenses	30,026	39,845
Depreciation	18,816	28,526
Insurance	57,447	90,928
Vehicle maintenance	26,353	39,451
	1,535,262	2,456,763

NOTE 14 –	FINANCING (INCOME) EXPENSES, NET

	2019	2018

Israeli CPI linkage difference on principal of loans from stockholders	7,554	(927)
Exchange rate differences	2,923	32,400
Interest expenses on credit from banks and other	43	18,290
Late fee on dividends	-	127,057
	10,520	176,820

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 15 –	INCOME TAX

A.	Measurement of results for tax purposes under the Israeli Income Tax (Inflationary Adjustments) Law, 1985 (the “Inflationary Adjustment Law”)

Commencing January 1, 2008, the results of operations of Integrity Israel for tax purposes have been measured on a nominal basis.

B.	Tax assessments

For federal, state and local income tax purposes the Company remains open for examination by the tax authorities for the tax years from 2016 through 2019 under the general statute of limitations.

Notwithstanding, pursuant and subject to the provisions of article 145 of the Income Tax Ordinance, Integrity Israel’s tax returns that were filed with the tax authority up to and including 2016 are considered final.

C.	Carryforward tax losses

As of December 31, 2019, the Company had cumulative net operating losses (NOL) for US federal purposes of approximately $9.3 million. $2.5 million of the federal net operating loss can be carried forward indefinitely and $6.8 million of the federal net operating loss can be offset against taxable income for 20 years that will expire between the years 2030-2037. Integrity Israel has losses carry forward balances for Israeli income tax purposes of approximately $34.1 million to offset against future taxable income for an indefinite period of time.

D.	The following is a reconciliation between the theoretical tax on pre-tax income, at the tax rate applicable to the Company (federal tax rate) and the tax expense reported in the financial statements:

	2019	2018

Pretax income (loss)	(3,516,146)	(6,715,420)
Federal tax rate	21%	21%
Income tax expenses (benefit) computed at the ordinary tax rate	(738,391)	(1,410,238)
Non-deductible expenses	3,583	17,392
Stock-based compensation	32,815	148,102
Tax in respect of differences in corporate tax rates	(51,092)	(98,222)
Return to Provision	(148,856)
Losses and timing differences in respect of which no deferred taxes assets were recognized	901,941	1,342,966
	-	-

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 15 –	INCOME TAX (cont.)

E.

Deferred taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of the Group’s future tax assets are as follows:

	2019	2018
Composition of deferred tax assets:
Provision for employee-related obligation	24,678	23,304
Accruals	9,106	-
Non-capital loss carry forwards	9,816,892	8,925,430
Valuation allowance	(9,850,676)	(8,948,734)
	-	-

NOTE 16 –	INCOME (LOSS) PER SHARE

The loss and the weighted average number of shares used in computing basic and diluted loss per share for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018

Income (loss) for the year	(3,516,146)	(6,715,420)
Conversion of preferred shares into common	-	(13,989,595)
Conversion of warrants	-	(182,093)
Reclassification of warrants with down round protection as a result of early adoption of ASU 2017-11	-	(2,505,723)
Remeasurement of warrants issued to placement agent	-	(5,840,896)
Additional shares issued to Series D Holders on Conversion	-	(5,801,172)
Cash dividend on Series A Preferred Stock	-	(18,454)
Stock dividend on Series B Preferred Stock	-	(2,649,188)
Stock dividend on Series C Preferred Stock	-	(2,115,629)
Income (loss) for the period attributable to common stockholders	(3,516,146)	(39,818,168)

	2019	2018

Common shares used in computing Basic loss per share	154,929,064	8,396,847
Common shares used in computing Diluted loss per share (*)	154,929,064	8,396,847
Total weighted average number of Common shares related to outstanding convertible Preferred Stock, options and warrants excluded from the calculations of diluted loss per share (**)	79,562,675	27,272,569

(*)	In applying the treasury method, the average market price of Common Stock was based on management estimate. For December 31, 2019, management considered, among other things, a valuation prepared by a third-party valuation firm following the occurrence of the Forced Conversion. For December 31, 2019 management estimation considered, among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series D Units

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 17 –	SEGMENT INFORMATION

The Company operates in one operating segment, the following is a summary of operations within geographic areas:

Revenues based on the customer’s location:	2019	2018
Europe	208,462	41,488
Asia and Pacific	300	2,000
Total	208,762	43,488

All long-lived assets are owned by Integrity Israel and are located in Israel.

NOTE 18 –	RELATED PARTIES

A.	David Malka, our President, entered into an employment agreement with Integrity Israel in July 2010 pursuant to which Mr. Malka agreed to continue to serve as the vice president of operations of Integrity Israel. The agreement was approved by the board of directors and stockholders of Integrity Israel. Mr. Malka’s employment agreement provides for an annual salary of approximately $129,795, $116,537 and $67,114 for the years ended December 31, 2019, 2018 and 2017 respectively. In addition, Mr. Malka is entitled to an annual bonus to be determined by the Board of Directors in its sole discretion and an additional sum provided that Mr. Malka reaches certain milestones approved by the Board, as well as the payment of certain social and insurance benefits and the use of a group three car. During the year ended December 31, 2018, the company paid Mr. Malka a retention bonus in the amount of $69,922 (252,000 NIS). Effective April 7, 2017, Integrity Israel entered into an amended and restated personal employment agreement (the “Malka Employment Agreement”) with David Malka for his continued service as Vice President of Operations of the Company and Integrity Israel, effective as of March 20, 2017 (the “Malka Effective Date”). Pursuant to the terms of the Malka Employment Agreement, Mr. Malka (a) receives a base monthly salary of NIS 20,000 , which may increase to NIS 35,000 per month in the event certain performance milestones are met (the “Malka Base Salary”); (b) is eligible to earn an annual performance bonus between 420-864% of the Malka Base Salary, subject to certain performance criteria to be established by the Board of Directors within the first ninety (90) days of each fiscal year; (c) is eligible to earn a retention bonus equal to 60% of the aggregate Malka Base Salary earned through the one-year anniversary of the Malka Effective Date, payable thirty days following the one-year anniversary of the Malka Effective Date and provided that Mr. Malka remains employed with Integrity Israel through and on the one-year anniversary of the Malka Effective Date; (d) received a modification to the terms of his option to purchase Common Stock at an exercise price per share equal to $6.25 whereby the unvested portion of such options will accelerate and will be immediately exercisable, effective as of the Malka Effective Date (since the original performance conditions were not expected to be satisfied as of the date of the modification of the terms, the fair value of such grant was measured based on the fair value of the modified award at the modification date); and (e) received certain additional equity awards pursuant to the Plan and under the terms and conditions as set forth in the Malka Employment Agreement. In addition, the Malka Employment Agreement provides for the payment of certain social benefits and the use of a company car.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 18 –	RELATED PARTIES (cont.)

B.	Andrew Garrett, Inc., which is controlled by one of our directors, Andrew Sycoff, received during the year ended December 31,2019, cash of $833,557 ($633,557 for Placement Agent fees and $200,000 for Advisory fees) and 2,213,881 warrants for Placement Agent fees in 2019 from us.

C.

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

For the year ended December 31, 2019, sales to one customer represented approximately 99% of net sales and purchases from two vendors represented approximately 99% of net purchases.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 20 –	SUBSEQUENT EVENTS

On January 21, 2020, the Company announced that it has received CE Mark approval for a major enhancement to GlucoTrack, allowing for a user to perform the calibration process by themselves, without the need for a certified calibrator. The initial CE Mark approval received for GlucoTrack required a calibration process that took three hours to complete, required eight invasive finger stick reference measurements, needed to be repeated every thirty days and required a certified calibrator to perform the calibration. After a series of successful enhancements and approvals, the calibration process now takes just thirty minutes, requires just three invasive reference measurements, and needs to be repeated only once every six months. With self-calibration, a user can now perform this simplified process in the privacy and convenience of their own home.

On February 14, 2020, the Company entered into a Securities Purchase Agreement and Registration Rights Agreement (collectively, the “Agreements”) with an accredited investor, pursuant to which the accredited investor purchased 37,500,000 shares of the Company’s common stock, par value $0.001 per share, for an aggregate gross purchase price of $15,000,000. The Company received net proceeds of $12,979,270 after payment of fees to its placement agent (including past due accrued expenses) and legal and accounting fees. The Agreements contain industry standard representations and warranties and contain covenants that the Company must file a resale registration statement within 90 days of closing which must be effective within 120 days from the date of filing.

We may be at risk as a result of the current COVID-19 pandemic. Risks that could affect our business include the duration and scope of the COVID-19 pandemic and the impact on the demand for our products; actions by governments, businesses and individuals taken in response to the pandemic; the length of time of the COVID-19 pandemic and the possibility of its reoccurrence; the timing required to develop effective treatments and a vaccine in the event of future outbreaks; the eventual impact of the pandemic and actions taken in response to the pandemic on global and regional economies; and the pace of recovery when the COVID-19 pandemic subsides.

