Form 10-Q
period 2020-03-31
Integrity Applications, Inc.
filed 2020-05-19
CIK 1506983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 19, 2020, 200,525,067 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

INTEGRITY APPLICATIONS, INC.

INTEGRITY APPLICATIONS, INC.

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1. Financial Statements.

	US dollars (except share data)
	March 31, 2020	December 31, 2019
	(unaudited)
A S S E T S
Current Assets
Cash and cash equivalents	12,422,578	418,621
Accounts receivable, net	69,876	70,161
Inventories	225,262	184,602
Other current assets	96,958	44,658
Total current assets	12,814,674	718,042

Operating lease right-of-use assets, net	149,411	187,232

Property and Equipment, Net	132,652	133,795

Non-Current Restricted Cash	55,439	57,092

Funds in Respect of Employee Rights Upon Retirement	180,906	186,300
Total assets	13,333,082	1,282,461

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	1,397,170	1,534,078
Operating lease liabilities, current	113,335	142,090
Other current liabilities	473,234	596,087
Total current liabilities	1,983,739	2,272,255

Non-Current Liabilities
Non-Current Loans from Stockholders	185,036	190,365
Operating lease liabilities, non-current	36,076	45,143
Liability for Employee Rights Upon Retirement	180,906	186,300
Total Non-Current liabilities	402,018	421,808

Total liabilities	2,385,757	2,964,063

Stockholders’ Equity (Deficit)
Common Stock of $ 0.001 par value (“Common Stock”):
200,000,000 shares authorized as of March 31, 2020 and 200,000,000 for December 31, 2019; 199,358,436 and 161,858,437 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	199,358	161,858
Additional paid in capital	101,978,019	89,005,407
Receipts on account of shares	63,293	-
Accumulated other comprehensive income	143,353	124,062
Accumulated deficit	(91,436,698)	(90,702,929)

Total stockholders’ equity (deficit)	10,947,325	(1,411,602)
Total liabilities and stockholders’ equity (deficit)	13,333,082	1,282,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)
	Three-month period ended March 31,
	2020	2019
	(unaudited)
Revenues	2,174	25,562

Research and development expenses	415,039	425,117
Selling and marketing expenses	90,756	125,343
General and administrative expenses	251,869	500,155

Total operating expenses	757,664	1,050,615

Operating loss	755,490	1,025,053

Financing income, net	21,721	3,400
Loss for the period	(733,769)	(1,021,653)
Other comprehensive income:
Foreign currency translation income (loss)	19,291	(33,148)

Comprehensive loss for the period	(714,478)	(1,054,801)

Net loss for the period attributable to common stockholders	(714,478)	(1,054,801)

Loss per share (Basic and Diluted)	(0.00)	(0.01)

Common shares used in computing loss per share (Basic and Diluted)	181,790,919	143,615,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	US dollars (except share data)
	(unaudited)
	Common Stock		Additional	Accumulated other		Total
	Number of shares	Amount	paid in capital	comprehensive income	Accumulated deficit	Stockholders’ deficit
Balance as of January 1, 2019	141,634,700	141,638	84,007,612	164,232	(87,186,783)	(2,873,301)
Loss for the period of three months					(1,021,653)	(1,021,653)
Other comprehensive loss	-	-	-	(33,148)	-	(33,148)
Amounts allocated to Series D-1, D-2 and Series D-3 Warrants, net	-	-	5,628	-	-	5,628
Amounts allocated to issuance of Common Stock from Series D offering	3,499,693	3,500	700,737	-	-	704,237
Issuance of Common Stocks as settlement of financial liabilities	1,190,141	1,190	305,866	-	-	307,056
Warrants issued as consideration for placement services	-		46,246	-	-	46,246
Stock-based compensation	116,280	119	178,468	-	-	178,587
Balance as of March 31, 2019	146,440,814	146,447	85,244,557	131,084	(88,208,436)	(2,686,348)

	US dollars (except share data)
	(unaudited)
	Common Stock		Additional	Receipts on	Accumulated other		Total Stockholders’
	Number of shares	Amount	paid in capital	account of shares	comprehensive income	Accumulated deficit	Equity (deficit)
Balance as of January 1, 2020	161,858,436	161,858	89,005,407	-	124,062	(90,702,929)	(1,411,602)
Loss for the period of three months	-		-	-	-	(733,769)	(733,769)
Other comprehensive loss	-	-	-	-	19,291	-	19,291
Issuance of Common Stock net of cash issuance costs	37,500,000	37,500	12,215,682	-	-	-	12,253,182
Issuance of shares as settlement of financial liabilities	-	-	-	63,293	-	-	63,293
Warrants issued as consideration for placement services	-	-	756,087	-	-	-	756,087
Stock-based compensation	-	-	843	-	-	-	843
Balance as of March 31, 2020	199,358,436	199,358	101,978,019	63,293	143,353	(91,436,698)	10,947,325

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Three-month period ended March 31,
	2020	2019
	(unaudited)
Cash flows from operating activities:
Loss for the period	(733,769)	(1,021,653)
Adjustments to reconcile loss for the period to net cash used in operating activities:
Depreciation	12,078	13,518
Stock-based compensation	843	178,587
Linkage difference on principal of loans from stockholders	186	523
Changes in assets and liabilities:
Increase in accounts receivable	(1,776)	(9,981)
(Increase) decrease in inventory	(46,757)	19,149
Increase in other current assets	(53,196)	(16,600)
Decrease in accounts payable	(117,691)	(244,646)
(Decrease) increase in other current liabilities	(49,023)	260,080
Net cash used in operating activities	(989,105)	(821,023)

Cash flows from investing activities:
Purchase of property and equipment	(14,615)	(6,378)
Net cash used in investing activities	(14,615)	(6,378)

Cash flows from financing activities
Issuance of Common Stock net of cash issuance expenses	13,009,269	-
Amounts allocated to issuance of Common Stock from Series D offering	-	750,116
Proceeds allocated to Series D Warrants, net of cash issuance expenses	-	5,995
Net cash provided by financing activities	13,009,269	756,111
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,245)	6,467
Change in cash, cash equivalents, and restricted cash	12,002,304	(64,823)
Cash, cash equivalents, and restricted cash at beginning of the period	475,713	149,684
Cash, cash equivalents, and restricted cash at end of the period	12,478,017	84,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplementary information on financing activities not involving cash flows (unaudited):

During the three months ending March 31, 2020, the Company settled the board members fees for the first quarter of 2020 in the amount of $63,293 through the issuance of 158,237 shares of common stock.

During the three months ending March 31, 2020, $756,087 representing the fair value of warrants issued as consideration for placement agent services. This amount was accounted for as Warrants with down-round protection. Upon issuance, the fair value was recognized as an increase in additional paid in capital.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – GENERAL

A.

Integrity Applications, Inc. (the “Company”) was incorporated on May 18, 2010 under the laws of the State of Delaware. On July 15, 2010, Integrity Acquisition Corp. Ltd. (hereinafter: “Integrity Acquisition”), a wholly owned Israeli subsidiary of the Company, which was established on May 23, 2010, completed a merger with A.D. Integrity Applications Ltd. (hereinafter: “Integrity Israel”), an Israeli corporation that was previously held by the stockholders of the Company. Pursuant to the merger, all equity holders of Integrity Israel received the same proportional ownership in the Company as they had in Integrity Israel prior to the merger. Following the merger, Integrity Israel became a wholly-owned subsidiary of the Company. As the merger transaction constituted a structural reorganization, the merger has been accounted for at historical cost in a manner similar to a pooling of interests. Integrity Israel was incorporated in 2001 and commenced its operations in 2002. Integrity Israel, a medical device company, focuses on the design, development and commercialization of non-invasive glucose monitoring devices for use by people with diabetes and prediabetes.

B.

Since its incorporation, the Company’s material operations have all been carried out by Integrity Israel. The development and commercialization of Integrity Israel’s product is expected to require substantial expenditures. The Group has not yet generated significant revenues from operations, and therefore they are dependent upon external sources for financing their operations. As of March 31, 2020, the Company has an accumulated deficit of $91,436,698. In addition, in each year since its inception, the Company reported losses from operations and negative cash flows from operating activities

As described in Note 3, On February 14, 2020, the Company closed on a $15 million private placement of its common stock, for which it received net cash in excess of $13,009,269, which is expected to be sufficient to meet its capital needs for at least 12 months from the date of issuance of these financial statements, thus the Company is expected to be able to operate as a going concern for at least 12 months from the date hereof.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of presentation

Accounting Principles

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on April 14, 2020. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature

The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any future period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany balances and transactions have been eliminated in consolidation.

Net (Loss) Income Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per share”. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, net of the weighted average number of treasury shares (if any).

Diluted loss per common share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional potential shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares of common stock were dilutive. Potential shares of common stock are excluded from the computation for a period in which a net loss is reported or if their effect is anti-dilutive.

An amount of 82,442,314 and 76,597,357 outstanding stock options and stock warrants have been excluded from the calculation of the diluted net loss per share for the period of three months ended March 31, 2020 and 2019, respectively, because the effect of the common shares issuable as a result of the exercise or conversion of these instruments was determined to be anti-dilutive.

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

C.	Reclassified Amounts

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications did not have material effect on the reported results of operations, shareholder’s equity or cash flows.

NOTE 3 – RECENT EVENTS

A.	On January 21, 2020, the Company announced that it has received CE Mark approval for a major enhancement to GlucoTrack, allowing for a user to perform the calibration process by themselves, without the need for a certified calibrator. The initial CE Mark approval received for GlucoTrack required a calibration process that took three hours to complete, required eight invasive finger stick reference measurements, needed to be repeated every thirty days and required a certified calibrator to perform the calibration. After a series of successful enhancements and approvals, the calibration process now takes just thirty minutes, requires just three invasive reference measurements, and needs to be repeated only once every six months. With self-calibration, a user can now perform this simplified process in the privacy and convenience of their own home.

B.	On February 14, 2020, the Company entered into a Securities Purchase Agreement and Registration Rights Agreement (collectively, the “Agreements”) with an accredited investor, pursuant to which the accredited investor purchased 37,500,000 shares of the Company’s common stock, par value $0.001 per share, for an aggregate gross purchase price of $15,000,000. The Company received net proceeds of $13,009,269 after payment of fees to its placement agent and legal and accounting fees.

In connection with the agreement, our placement agent was paid $1,950,000 in fees in connection therewith, and issued five years warrant to purchase 3,750,000 shares at an exercise price per share of $0.40 with terms similar to the terms of the Placement Agent Warrants issued in 2019. The fair value of the warrants as of the agreement date was $756,087.

C.	We may be at risk as a result of the current COVID-19 pandemic. Risks that could affect our business include the duration and scope of the COVID-19 pandemic and the impact on the demand for our products; actions by governments, businesses and individuals taken in response to the pandemic; the length of time of the COVID-19 pandemic and the possibility of its reoccurrence; the timing required to develop effective treatments and a vaccine in the event of future outbreaks; the eventual impact of the pandemic and actions taken in response to the pandemic on global and regional economies; and the pace of recovery when the COVID-19 pandemic subsides.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 4 – INVENTORIES

	US dollars
	March 31,	December 31,
	2020	2019
	(unaudited)
Raw materials	14,848	18,381
Work in process	1,618,178	1,541,932
Finished products	48,833	80,886
	1,681,859	1,641,199
Less – provision for slow moving inventory	(1,456,597)	(1,456,597)
	225,262	184,602

NOTE 5 – LEASES

We have entered into several non-cancelable operating lease agreements for our offices and three vehicles. Our leases have original lease periods expiring between 2020 and 2022. Payments due under such lease contracts include primarily fix payments. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease costs, lease term and discount rate are as follows:

US dollars
Three Months Ended
March 31, 2020
(unaudited)
Operating lease cost:
Office space	30,000
Vehicles	9,666
39,666
Remaining Lease Term
Office space	0.67 years
vehicles	2.14 years

Weighted Average Discount Rate
Office space	10%
Vehicles	10%

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 5 – LEASES (cont.)

The following is a schedule, by years, of maturities of operating lease liabilities as of March 31, 2020:

US dollars
March 31, 2020
(unaudited)
Period:
The remainder of 2020	109,289
2021	34,353
2022	18,820
Total operating lease payments	162,462
Less: imputed interest	13,051
Present value of lease liabilities	149,411

NOTE 6 – FINANCING INCOME, NET

	US dollars
	Three-month period ended March 31,
	2020	2019
	(unaudited)
Israeli CPI linkage difference on principal of loans from stockholders	(186)	(523)
Exchange rate differences	(121)	8,063
Interest Income (expenses) on credit from banks and others	22,028	(4,140)
	21,721	3,400

NOTE 7 – SUBSEQUENT EVENTS

On April 23, 2020, the Company increased its authorized shares of common stock from 200,000,000 to 500,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies and prospects. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements regarding our future activities, events or developments, including such things as future revenues, capital raising and financing, product development, clinical trials, regulatory approval, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, projected performance and trends, and other such matters, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “may,” “will,” “could,” “would,” “should” and other similar words and phrases, are intended to identify forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. These statements relate only to events as of the date on which the statements are made and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. All of the forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially. Risks and uncertainties, the occurrence of which could adversely affect our business, include the risks identified under the caption “Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2019. The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Overview

We are a medical device company, founded in 2001, focused on the design, development and commercialization of non-invasive glucose monitoring devices for use by people with diabetes and prediabetes. We have developed a non-invasive blood glucose monitor, the GlucoTrack® model DF-F glucose monitoring device, which is designed to help people with diabetes obtain blood glucose level readings without the pain, inconvenience, cost and difficulty of conventional (invasive) spot finger stick devices. The GlucoTrack® model DF-F utilizes a patented combination of ultrasound, electromagnetic and thermal technologies to obtain blood glucose measurements in less than one minute via a small sensor that is clipped onto one’s earlobe and connected to a small, handheld control and display unit, all without drawing blood.

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

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. As applicable to the consolidated financial statements included elsewhere in this report, the most significant estimates and assumptions relate to (i) the measurement of the benefit to warrants with down round protection upon trigger event commencing January 1, 2018, and (ii) the going concern assumptions.

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

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the three-month period ended March 31, 2020 compared with the same period ended March 31, 2019. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Three Months ended March 31, 2020 compared to Three Months ended March 31, 2019

Revenues

During the three-month period ended March 31, 2020, we had revenues of $2,174 from orders for our GlucoTrack® model DF-F glucose monitoring device and PEC that are replaced every six months, as compared with $25,562 for the prior-year period due to a decrease in orders for our products.

We recognize revenues from sales of the GlucoTrack® model DF-F and PECs when control is transferred to the customer and collectability is probable.

Research and development expenses

Research and development expenses were $415,039 for the three-month period ended March 31, 2020, as compared to $425,117 for the prior-year period. The decrease is attributable to a decrease in salary and other personnel-related expenses, including stock-based compensation expenses during 2019.

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

Selling and marketing expenses

Selling and marketing expenses were $90,756 for the three-month period ended March 31, 2020, as compared to $125,343 for the prior-year period. The decrease is primarily attributable to the Company’s decision to reduce its business development personnel in the European market until such a time when the proof of concept of obtaining reimbursement for the product in test markets is realized.

Selling and marketing expenses consist primarily of professional services, salaries, travel expenses and other related expenses. We expect selling and marketing expenses to increase in 2020 and beyond as we continue our focus on marketing and sales of the GlucoTrack® model DF-F and potential FDA clinical trials.

General and administrative expenses

General and administrative expenses were $251,869 for the three-month period ended March 31, 2020, as compared to $500,155 for the prior-year period. The decrease is primarily attributable to the departure of our former President and CFO, a reduction in professional fees and the reduction of stock based compensation during the last half of 2019.

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

Financing income, net

Financing income, net was $21,721 for the three-month period ended March 31, 2020, as compared to financing income of $3,400 for the prior-year period. For more information see Note 6 to the financial statements.

Net Loss

Net loss was $733,769 for the three-month period ended March 31, 2020, as compared to $1,021,653 for the prior-year period. The decrease in net loss is attributable primarily to the decrease in our operating expenses, as described above.

Liquidity and Capital Resources

As of March 31, 2020, cash on hand was approximately $12.4 million as a result of our $15 million private placement which closed during February 2020, for which we received net cash of approximately $13 million. Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents will enable us to operate for a period in excess of one year from the date of this report. In order to fund our anticipated liquidity needs beyond such period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need to raise additional capital.

Messrs. Avner Gal and Zvi Cohen collectively loaned Integrity Israel NIS 176,000 ($49,355 based on the exchange rate of 3.566 NIS/dollar as of March 31, 2020) on May 15, 2002 pursuant to a board approval. Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned Integrity Israel NIS 336,300 ($94,307 based on the same exchange rate) on March 16, 2004. These loans are not required to be repaid until the first year in which we realize profits in our annual statement of operations (accounting profit). At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales in the relevant quarter, beginning on the quarter following the first year in which we realize profits in our annual statement of operations. The total amount to be repaid by us to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to us, plus an amount equal to the product of the amount of each payment made by us in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment. However, notwithstanding the above-mentioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital. Our Board of Directors is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

Integrity Israel is required to pay royalties to the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of the State of Israel at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the development plan up to an amount equal to $93,300, plus interest at LIBOR from the date of grant. As of March 31, 2020, the contingent liability with respect to royalty payment on future sales equaled approximately $34,000, excluding interest.

Net Cash Used in Operating Activities for the Three-Month Periods Ended March 31, 2020 and March 31, 2019

Net cash used in operating activities was $989,105 and $821,023 for the three-month periods ended March 31, 2020 and 2019, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of $733,769 and $1,021,653, respectively.

Net Cash Used in Investing Activities for the Three-Month Periods Ended March 31, 2020 and March 31, 2019

Net cash used in investing activities was $14,615 and $6,378 for the three-month periods ended March 31, 2020 and 2019, respectively, and was used to purchase equipment (such as computers, research and development, and office equipment).

Net Cash Provided by Financing Activities for the Three-Month Periods Ended March 31, 2020 and March 31, 2019

Net cash provided by financing activities was $13,009,269 and $756,111 for the three-month periods ended, March 31, 2020 and 2019, respectively. Cash provided by financing activities for the three-month period ended March 31, 2020 reflected net capital raised from the February 2020 private placement and issuance of our common stock. Cash provided by financing activities for the three-month period ended March 31, 2019, reflected net capital raised from the issuance of Series D Units.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Operating Officer and our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our President and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Offering of Series D Units

During 2019, the Company received aggregate gross proceeds of $4,873,520 from the private placement of its securities to accredited investors in a transaction exempt from registration under Section 4(a)(2) the Securities Act of 1933, as amended.

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

On February 14, 2020, we entered into a Securities Purchase Agreement and Registration Rights Agreement with an accredited investor, pursuant to which the accredited investor purchased 37,500,000 shares of the Company’s common stock, par value $0.001 per share, for an aggregate gross purchase price of $15,000,000. Our placement agent was paid $1,950,000 in fees in connection therewith, and issued a warrant to purchase 3,750,000 shares to the placement agent with terms similar to the terms of the Placement Agent Warrants issued in 2019.

Placement Agent Compensation

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with the placement agent for the Offering (the “Placement Agent”), at the closing of the sale of the Units the Company paid the Placement Agent, as a commission, a cash amount equal to 10% of the aggregate sales price of the Series D Units sold in each closing, plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Series D Units sold in such closing. In addition, pursuant to the placement agent agreement, we were required to issue to the Placement Agent warrants to purchase up to such number of shares of Common Stock equal to 10% of the aggregate Shares sold in the Offering plus warrants equal to 10% of the total number of the Warrants issued to the Purchasers in the Offering (collectively, the “Placement Agent Warrants”). The terms of the Placement Agent Warrants were substantially similar to the Warrants except that the Placement Agent Warrants are exercisable on a cashless basis and include full ratchet anti-dilution protection. Andrew Garrett, Inc., which is controlled by one of our directors, Andrew Sycoff, received cash of $833,557 ($633,557 for Placement Agent fees and $200,000 for Advisory fees) and 2,213,881 warrants for Placement Agent fees in 2019 from us. In the first quarter of 2020, Andrew Garrett was paid $1,950,000 in fees in connection therewith, and issued a warrant to purchase 3,750,000 shares to the placement agent with terms similar to the terms of the Placement Agent Warrants issued in 2019.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 6. Exhibits.

Exhibit No.	Description
2.1	Merger Agreement and Plan of Reorganization, dated as of May 25, 2010, by and among Integrity Applications, Inc., Integrity Acquisition Ltd. and A.D. Integrity Applications Ltd. (1)
3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
3.3	Bylaws of Integrity Applications, Inc. (1)
10.1	Form of Securities Purchase Agreement dated February 14, 2020
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Schema Document (2)
101.CAL	XBRL Calculation Linkbase Document (2)
101.LAB	XBRL Label Linkbase Document (2)
101.PRE	XBRL Presentation Linkbase Document (2)
101.DEF	XBRL Definition Linkbase Document (2)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on August 22, 2011, which exhibit is incorporated herein by reference.

(2)	Pursuant to Rule 402 of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed for purposes of Section 11 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections, and are not part of any registration statement to which they relate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 19, 2020

INTEGRITY APPLICATIONS, INC.

By:	/s/ David Malka
Name:	David Malka
Title:	President (Principal Executive Officer)

By:	/s/ Jolie Kahn
Name:	Jolie Kahn
Title	Interim Chief Financial Officer
(Principal Financial Officer)

