Form 10-Q
period 2020-06-30
Integrity Applications, Inc.
filed 2020-08-14
CIK 1506983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
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

As of August 10, 2020, 200,525,066 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

INTEGRITY APPLICATIONS, INC.

INTEGRITY APPLICATIONS, INC.

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1. Financial Statements.

	US dollars (except share data)
	June 30, 2020	December 31, 2019
	(Unaudited)
Current Assets
Cash and cash equivalents	11,512,666	418,621
Accounts receivable, net	69,978	70,161
Inventory	252,937	184,602
Other current assets	81,004	44,658
Total current assets	11,916,585	718,042

Operating lease right-of-use assets, net	115,072	187,232
Property and equipment, net	124,838	133,795
Long-Term Restricted Cash	56,911	57,092
TOTAL ASSETS	12,213,406	1,096,161

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	1,166,098	1,534,078
Operating lease liabilities, current	85,450	142,090
Other current liabilities	321,627	596,087
Total Current Liabilities	1,573,175	2,272,255

Long Term Liabilities
Long-Term Loans from Stockholders	188,255	190,365
Operating lease liabilities, non-current	29,622	45,143
Total long-term liabilities	217,877	235,508

Total Liabilities	1,791,052	2,507,763

Stockholders’ Equity (Deficit)
Common Stock of $ 0.001 par value (“Common Stock”):
500,000,000 shares authorized; 200,525,066 and 161,858,436 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	200,525	161,858
Additional paid-in capital	102,052,553	89,005,407
Receipts on account of shares	62,086	-
Accumulated other comprehensive income	118,061	124,062
Accumulated deficit	(92,010,871)	(90,702,929)
Total Stockholders’ equity (deficit)	10,422,354	(1,411,602)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	12,213,406	1,096,161

The accompanying notes are an integral part of these condensed consolidated financial statements

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)		US dollars (except share data)
	Six-month period ended June 30,		Three-month period ended June 30,
	(Unaudited)		(Unaudited)
	2020	2019	2020	2019

Revenue	2,271	136,080	97	110,518

Research and development	793,931	826,239	378,892	401,122
Selling and marketing expenses	180,817	276,296	90,061	150,953
General and administrative	394,198	952,904	142,329	452,749
Total operating expenses	1,368,946	2,055,439	611,282	1,004,824

Operating Loss	(1,366,675)	(1,919,359)	(611,185)	(894,306)

Finance Income (expense), net:	58,733	(1,151)	37,012	(4,551)

Net Loss	(1,307,942)	(1,920,510)	(574,173)	(898,857)
Other comprehensive income (expenses):
Foreign currency translation adjustment	(6,001)	(26,638)	(25,292)	6,510

Comprehensive loss for the period	(1,313,943)	(1,947,148)	(599,465)	(892,347)

Net Loss per Common Share
Basic	(0.01)	(0.01)	(0.00)	(0.01)
Diluted	(0.01)	(0.01)	(0.00)	(0.01)

Average number of common shares used in computing basic and diluted loss per share	191,166,219	147,256,546	200,525,066	149,776,875

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	US Dollars ( except share data)
	(Unaudited)
					Accumulated		Total
	Common Stock		Additional	Receipts	Other		Stockholders’
	Numbers of Shares	Amount	Paid-in Capital	on account of shares	Comprehensive Loss	Accumulated Deficit	Equity (Deficit)

Balance at January 1, 2019	141,634,700	141,638	84,007,612	-	164,232	(87,186,783)	(2,873,301)
Loss for the period of three months	-	-	-	-	-	(1,920,510)	(1,920,510)
Other comprehensive income	-	-	-	-	(26,638)	-	(26,638)
Amounts allocated to Series D-1, D-2 and Series D-3 Warrants, net	-	-	31,915	-	-	-	31,915
Amount allocated to issuance of Common Stock from Series D offering	18,889,618	18,892	3,898,155	-	-	-	3,917,047
Issuance of shares as settlement of financial liabilities	1,190,141	1,190	305,866	-	-	-	307,056
Warrants issued as consideration for placement agent services	-	-	249,612	-	-	-	249,612
Stock-based compensation	232,560	235	329,935	-	-	-	330,170
Balance at June 30, 2019	161,947,019	161,955	88,823,095	-	137,594	(89,107,293)	15,351

Balance at April 1, 2019	146,440,814	146,447	85,244,557	-	131,084	(88,208,436)	(2,686,348)
Loss for the period of three months	-	-	-	-	-	(898,857)	(898,857)
Other comprehensive income	-	-	-	-	6,510	-	6,510
Amounts allocated to Series D-1, D-2 and Series D-3 Warrants, net	-	-	26,287	-	-	-	26,287
Amount allocated to issuance of Common Stock from Series D offering	15,389,925	15,392	3,197,418	-	-	-	3,212,810
Warrants issued as consideration for placement agent services	-	-	203,366	-	-	-	203,366
Stock-based compensation	116,280	116	151,467	-	-	-	151,583
Balance at June 30, 2019	161,947,019	161,955	88,823,095	-	137,594	(89,107,293)	15,351

Balance at January 1, 2020	161,858,436	161,858	89,005,407	-	124,062	(90,702,929)	(1,411,602)
Loss for the period	-	-	-	-	-	(1,307,942)	(1,307,942)
Other comprehensive loss	-	-	-	-	(6,001)	-	(6,001)
Amounts allocated to issuance of Common Stock	37,500,000	37,500	12,215,682	-	-	-	12,253,182
Issuance of shares as settlement of financial liabilities	1,166,630	$1,167	62,126	62,086	-	-	125,379
Warrants issued as consideration for placement agent services	-	-	756,087	-	-	-	756,087
Stock-based compensation	-	-	13,251	-	-	-	13,251
Balance at June 30, 2020	200,525,066	200,525	102,052,553	62,086	118,061	(92,010,871)	10,422,354

Balance at April 1, 2020	199,358,436	199,358	101,978,019	63,293	143,353	(91,436,698)	10,947,325
Loss for the period	-	-	-	-	-	(574,173)	(574,173)
Other comprehensive income	-	-	-	-	(25,292)	-	(25,292)
Issuance of shares as settlement of financial liabilities	1,166,630	1,167	62,126	(1,207)	-	-	62,086
Stock-based compensation	-	-	12,408	-	-	-	12,408
Balance at June 30, 2020	200,525,066	200,525	102,052,553	62,086	118,061	(92,010,871)	10,422,354

The accompanying notes are an integral part of these condensed consolidated financial statements

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN CASH FLOWS

	US Dollars
	Six-month period ended June 30.
	2020	2019
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(1,307,942)	$(1,920,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23,265	26,252
Stock-based compensation	13,251	330,170
Linkage difference on principal of loans from stockholders	(1,506)	3,865
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(40)	1,184
Decrease (increase) in inventory	(68,920)	49,228
Decrease (Increase) in other current assets	(36,451)	(52,194)
Operating lease right-of-use assets	-	51,787
Increase (decrease) in accounts payable	(365,843)	(481,558)
Increase (decrease) in other current liabilities	(147,817)	2,520
Operating lease liabilities	-	(51,787)
Net cash used in operating activities	(1,892,003)	(2,041,043)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,842)	(9,913)
Net cash used in investing activities	(14,842)	(9,913)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of cash issuance expenses	13,009,269	4,165,079
Proceeds allocated to Series D Warrants, net of cash issuance expenses	-	33,495
Net cash provided by financing activities	13,009,269	4,198,574

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(8,560)	34,281

Increase (decrease) in cash, cash equivalents, and restricted cash	11,093,864	2,181,899

Cash, cash equivalents, and restricted cash at beginning of the period	475,713	149,684

Cash, cash equivalents, and restricted cash, end of period	$11,569,577	$2,331,583

The accompanying notes are an integral part of the condensed consolidated financial statements.

Supplementary information on financing activities not involving cash flows (unaudited):

During the six months ending June 30, 2020, the Company settled the independent board members’ fees for the first quarter of 2020 in the amount of approximately $63,000 through the issuance of shares of common stock.

During the six months ending June 30, 2020, $756,087 representing the fair value of warrants issued as consideration for placement agent services. This amount was accounted for as Warrants with down-round protection. Upon issuance, the fair value was recognized as an increase in additional paid in capital.

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

B.

Since its incorporation, the Company’s material operations have all been carried out by Integrity Israel. The development and commercialization of Integrity Israel’s product is expected to require substantial expenditures. The Company has not yet generated significant revenues from operations, and therefore they are dependent upon external sources for financing their operations. As of June 30, 2020, the Company has an accumulated deficit of $92,010,871. In addition, in each year since its inception, the Company reported losses from operations and negative cash flows from operating activities

As described in Note 3, on February 14, 2020, the Company closed on a $15 million private placement of its common stock, for which it received net cash in excess of $13,009,269. As of June 30, 2020 the company has cash, cash equivalents and restricted cash in the amount of $11,569,577, which is expected to be sufficient to meet its capital needs for at least 12 months from the date of issuance of these financial statements, thus the Company is expected to be able to operate as a going concern for at least 12 months from the date hereof.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of presentation

Accounting Principles

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on April 14, 2020. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature

The results for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any future period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany balances and transactions have been eliminated in consolidation.

Net (Loss) Per Share

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

An amount of 83,427,824 and 77,558,958 weighted average outstanding stock options and stock warrants have been excluded from the calculation of the diluted net loss per share for the period of six months ended June 30, 2020 and 2019, respectively, because the effect of the common shares issuable as a result of the exercise or conversion of these instruments was determined to be anti-dilutive.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

B.	Use of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to determination of net realizable value of inventory.

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

C.	The Company may be at risk as a result of the current COVID-19 pandemic. Risks that could affect its business include the duration and scope of the COVID-19 pandemic and the impact on the demand for its products; actions by governments, businesses and individuals taken in response to the pandemic; the length of time of the COVID-19 pandemic and the possibility of its reoccurrence; the timing required to develop effective treatments and a vaccine in the event of future outbreaks; the eventual impact of the pandemic and actions taken in response to the pandemic on global and regional economies; and the pace of recovery when the COVID-19 pandemic subsides.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 4 – INVENTORIES

	US dollars
	June 30,	December 31,
	2020	2019
	(unaudited)
Raw materials	27,956	18,381
Work in process	1,630,296	1,541,932
Finished products	51,282	80,886
	1,709,534	1,641,199
Less – provision for slow moving inventory	(1,456,597)	(1,456,597)
	252,937	184,602

NOTE 5 – LEASES

We have entered into several non-cancellable operating lease agreements for our offices and three vehicles. Our leases have original lease periods expiring between 2020 and 2022. Payments due under such lease contracts include primarily fix payments. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease costs, lease term and discount rate are as follows:

US dollars
Six Months Ended
June 30, 2020
(unaudited)
Operating lease cost:
Office space	60,000
Vehicles	19,332
79,332
Remaining Lease Term
Office space	0.42 years
Vehicles	1.89 years

Weighted Average Discount Rate
Office space	10%
Vehicles	10%

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 5 – LEASES (cont.)

The following is a schedule, by years, of maturities of operating lease liabilities as of June 30, 2020:

US dollars
June 30, 2020
(unaudited)
Period:
The remainder of 2020	69,470
2021	34,254
2022	18,766
Total operating lease payments	122,490
Less: imputed interest	7,418
Present value of lease liabilities	115,072

NOTE 6 – FINANCING INCOME (EXPENSES), NET

	US dollars		US dollars
	Six-month period ended June 30,		Three-month period ended June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Israeli CPI linkage difference on principal of loans from stockholders	1,506	(3,865)	1,692	(3,342)
Exchange rate differences	(6,519)	10,569	(6,398)	2,506
Interest (Income) expenses on credit from banks and other	63,746	(7,855)	41,718	(3,715)
	58,733	(1,151)	37,012	(4,551)

NOTE 7 – SUBSEQUENT EVENTS

None.

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

We are currently nearing the completion of our own companion mobile application for both Android and iOS and a cloud-based solution, to offer a digital platform to provide real time, data driven personalized tools to effectively help a user manage their diabetes. In addition to being a critical and effective management tool for the end user, we believe that third parties such as insurers, pharmaceutical companies and advertisers would be willing to pay for the de-identified data that we will obtain through our platform, and that this is an opportunity for us to develop an additional revenue source. We are also nearing the completion of the GT-Link®, a technology that enables the current version of GlucoTrack® to be Bluetooth and wi-fi enabled.

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

We continue to invest resources on our intellectual property to protect our existing patents and trademarks, and anticipate additional patents for our existing technology, as well as future products in development. In addition, we are exploring improvements and changes to our algorithms and sensor technologies with a goal of increasing our Mean Absolute Relative Difference (MARD) and overall accuracy.

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

We have identified, what we believe, are the critical success factors necessary for the successful commercialization of Glucotrack®. These factors include: 1) selecting the right distribution partner within countries that have knowledge and experience in diabetes, the appropriate capabilities and proven performance in the sales, marketing, and customer service in support of medical devices, and a commitment to investing the appropriate resources required for a successful launch and building of the business; 2) segmenting and targeting the right customers including key opinion leaders, treating physicians, and diabetes nurses within the healthcare provider communities as well as those patient groups that will benefit most from the use of a non-invasive device; 3) creating a cost structure and end user price point for GlucoTrack® so that it will be more affordable on a monthly basis for patients; and 4) working with government authorities and health insurance companies to achieve full or partial reimbursement for GlucoTrack® within covered medical plans.

We have started the implementation of this commercial approach with the Netherlands, and signed an exclusive distribution agreement with MediReva B.V. We have been working closely with our new distributor on product and disease area training across the organization, and segmentation of the local target audiences including key opinion leaders, treating physicians, and diabetes nurses. An important aspect of our launch preparations are the discussions being held with many health insurance companies. Approval of full or partial reimbursement by the health insurance companies will be a key factor in enabling us to achieve significant sales volume. We are currently working with several of these insurance companies on steps towards reimbursement approval. In addition to the Netherlands, we are in the process of identifying and negotiating with additional distributors in other key geographic regions.

Following our successful capital raise in the first quarter of this year of $15,000,000, we have been planning for an up-listing of our Common Stock to a national exchange. While we believe we have been taking the appropriate steps to up-list, we cannot provide assurances at this time as to whether and when we will be successful with respect to this plan.

This year, as we have begun the commercialization stage of the Company, we continue to add to our talent base in important management positions and advisors, each with expertise in their respective fields, such as artificial intelligence, data analytics, digital health and wearables.

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

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. As applicable to the consolidated financial statements included elsewhere in this report, the most significant estimates and assumptions relate to determination of net realizable value of inventory.

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

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the six-month period ended June 30, 2020 compared with the same period ended June 30, 2019. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Six Months ended June 30, 2020 compared to Six Months ended June 30, 2019

Revenues

During the six-month period ended June 30, 2020, we had revenues of $2,271 from orders for our GlucoTrack® model DF-F glucose monitoring device and PEC that are replaced every six months, as compared with $136,080 for the prior-year period due to a decrease in orders for our products.

We recognize revenues from sales of the GlucoTrack® model DF-F and PECs when control is transferred to the customer and collectability is probable.

Research and development expenses

Research and development expenses were $793,931 for the six-month period ended June 30, 2020, as compared to $826,239 for the prior-year period. The decrease is attributable to a decrease in salary and other personnel-related expenses, including stock-based compensation expenses during 2020.

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

Selling and marketing expenses

Selling and marketing expenses were $180,817 for the six-month period ended June 30, 2020, as compared to $276,296 for the prior-year period. The decrease is primarily attributable to the Company’s decision to reduce its business development personnel in the European market until such a time when the proof of concept of obtaining reimbursement for the product in test markets is realized.

Selling and marketing expenses consist primarily of professional services, salaries, travel expenses and other related expenses. We expect selling and marketing expenses to increase in 2020 and beyond as we continue our focus on marketing and sales of the GlucoTrack® model DF-F and potential FDA clinical trials.

General and administrative expenses

General and administrative expenses were $394,198 for the six-month period ended June 30, 2020, as compared to $952,904 for the prior-year period. The decrease is primarily attributable to the departure of our former President and CFO, a reduction in professional fees and the reduction of stock based compensation during the last half of 2019.

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

Financing income, net

Financing income, net was $58,733 for the six-month period ended June 30, 2020, as compared to financing expenses of $1,151 for the prior-year period. For more information see Note 6 to the financial statements.

Net Loss

Net loss was $1,307,942 for the six-month period ended June 30, 2020, as compared to $1,920,510 for the prior-year period. The decrease in net loss is attributable primarily to the decrease in our operating expenses, as described above.

Three Months ended June 30, 2020 compared to Three Months ended June 30, 2019

Revenues

During the three-month period ended June 30, 2020, we had revenues of $97 from orders for our GlucoTrack® model DF-F glucose monitoring device and PEC that are replaced every six months, as compared with $110,518 for the prior-year period due to a decrease in orders for our products.

We recognize revenues from sales of the GlucoTrack® model DF-F and PECs when control is transferred to the customer and collectability is probable.

Research and development expenses

Research and development expenses were $378,892 for the three-month period ended June 30, 2020, as compared to $401,122 for the prior-year period. The decrease is attributable to a decrease in salary and other personnel-related expenses, including stock-based compensation expenses during 2020.

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

Selling and marketing expenses

Selling and marketing expenses were $90,061 for the three-month period ended June 30, 2020, as compared to $150,953 for the prior-year period. The decrease is primarily attributable to the Company’s decision to reduce its business development personnel in the European market until such a time when the proof of concept of obtaining reimbursement for the product in test markets is realized.

Selling and marketing expenses consist primarily of professional services, salaries, travel expenses and other related expenses. We expect selling and marketing expenses to increase in 2020 and beyond as we continue our focus on marketing and sales of the GlucoTrack® model DF-F and potential FDA clinical trials.

General and administrative expenses

General and administrative expenses were $142,329 for the three-month period ended June 30, 2020, as compared to $452,749 for the prior-year period. The decrease is primarily attributable to the departure of our former President and CFO, a reduction in professional fees and the reduction of stock based compensation during the last half of 2019.

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

Financing income, net

Financing income, net was $37,012 for the three-month period ended June 30, 2020, as compared to financing expenses of $4,551 for the prior-year period. For more information see Note 6 to the financial statements.

Net Loss

Net loss was $574,173 for the three-month period ended June 30, 2020, as compared to $898,857 for the prior-year period. The decrease in net loss is attributable primarily to the decrease in our operating expenses, as described above.

Liquidity and Capital Resources

As of June 30, 2020, cash on hand was approximately $11.5 million as a result of our $15 million private placement which closed during February 2020, for which we received net cash of approximately $13 million. Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents will enable us to operate for a period in excess of one year from the date of this report. In order to fund our anticipated liquidity needs beyond such period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need to raise additional capital.

Messrs. Avner Gal and Zvi Cohen collectively loaned Integrity Israel NIS 176,000 ($50,286 based on the exchange rate of 3.5 NIS/dollar as of June 30, 2020) on May 15, 2002 pursuant to a board approval. Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned Integrity Israel NIS 336,300 ($96,085 based on the same exchange rate) on March 16, 2004. These loans are not required to be repaid until the first year in which we realize profits in our annual statement of operations (accounting profit). At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales in the relevant quarter, beginning on the quarter following the first year in which we realize profits in our annual statement of operations. The total amount to be repaid by us to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to us, plus an amount equal to the product of the amount of each payment made by us in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment. However, notwithstanding the above-mentioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital. Our Board of Directors is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

Integrity Israel is required to pay royalties to the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of the State of Israel at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the development plan up to an amount equal to $93,300, plus interest at LIBOR from the date of grant. As of June 30, 2020, the contingent liability with respect to royalty payment on future sales equaled approximately $34,000, excluding interest.

Net Cash Used in Operating Activities for the Six-Month Periods Ended June 30, 2020 and June 30, 2019

Net cash used in operating activities was $1,892,003 and $2,041,043 for the six-month periods ended June 30, 2020 and 2019, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of $1,307,942 and $1,920,510, respectively.

Net Cash Used in Investing Activities for the Six-Month Periods Ended June 30, 2020 and June 30, 2019

Net cash used in investing activities was $14,842 and $9,913 for the six-month periods ended June 30, 2020 and 2019, respectively, and was used to purchase equipment (such as computers, research and development, and office equipment).

Net Cash Provided by Financing Activities for the Six-Month Periods Ended June 30, 2020 and June 30, 2019

Net cash provided by financing activities was $13,009,269 and $4,198,574 for the six-month periods ended, June 30, 2020 and 2019, respectively. Cash provided by financing activities for the six-month period ended June 30, 2020 reflected net capital raised from the February 2020 private placement and issuance of our common stock. Cash provided by financing activities for the six-month period ended June 30, 2019, reflected net capital raised from the issuance of Series D Units.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Operating Officer and our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our President and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On February 14, 2020, we entered into a Securities Purchase Agreement and Registration Rights Agreement with an accredited investor, pursuant to which the accredited investor purchased 37,500,000 shares of the Company’s common stock, par value $0.001 per share, for an aggregate gross purchase price of $15,000,000. Our placement agent was paid $1,950,000 in fees in connection therewith and issued a warrant to purchase 3,750,000 shares to the placement agent with terms similar to the terms of the Placement Agent Warrants issued in 2019.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 6. Exhibits.

Exhibit No.	Description
2.1	Merger Agreement and Plan of Reorganization, dated as of May 25, 2010, by and among Integrity Applications, Inc., Integrity Acquisition Ltd. and A.D. Integrity Applications Ltd. (1)
3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
3.3	Bylaws of Integrity Applications, Inc. (1)
10.1	Form of Securities Purchase Agreement dated February 14, 2020 (3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Schema Document (2)
101.CAL	XBRL Calculation Linkbase Document (2)
101.LAB	XBRL Label Linkbase Document (2)
101.PRE	XBRL Presentation Linkbase Document (2)
101.DEF	XBRL Definition Linkbase Document (2)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on August 22, 2011, which exhibit is incorporated herein by reference.

(2)	Pursuant to Rule 402 of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed for purposes of Section 11 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections, and are not part of any registration statement to which they relate.

(3)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on May 19, 2020, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2020

INTEGRITY APPLICATIONS, INC.

By:	/s/ David Malka
Name:	David Malka
Title:	President (Principal Executive Officer)

By:	/s/ Jolie Kahn
Name:	Jolie Kahn
Title	Interim Chief Financial Officer
(Principal Financial Officer)

