Form 10-Q
period 2020-09-30
Integrity Applications, Inc.
filed 2020-11-12
CIK 1506983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 12, 2020, 200,669,064 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

INTEGRITY APPLICATIONS, INC.

INTEGRITY APPLICATIONS, INC.

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1. Financial Statements.

	US dollars (except share data)
	September 30, 2020	December 31, 2019
	(Unaudited)
Current Assets
Cash and cash equivalents	10,706,646	418,621
Accounts receivable, net	71,284	70,161
Inventory	280,672	184,602
Other current assets	55,587	44,658
Total current assets	11,114,189	718,042

Operating lease right-of-use assets, net	153,200	187,232
Property and equipment, net	147,791	133,795
Non-current Restricted Cash	57,653	57,092
TOTAL ASSETS	11,472,833	1,096,161

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	842,928	1,534,078
Operating lease liabilities, current	136,457	142,090
Other current liabilities	339,200	596,087
Total Current Liabilities	1,318,585	2,272,255

Non-current Liabilities
Long-Term Loans from Stockholders	190,894	190,365
Operating lease liabilities, non-current	16,743	45,143
Total Non-current liabilities	207,637	235,508

Total Liabilities	1,526,222	2,507,763

Stockholders’ Equity (Deficit)
Common Stock of $ 0.001 par value (“Common Stock”):
500,000,000 shares authorized; 200,669,064 and 161,858,436 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	200,669	161,858
Additional paid-in capital	102,118,435	89,005,407
Receipts on account of shares	47,376	-
Accumulated other comprehensive income	100,017	124,062
Accumulated deficit	(92,519,886)	(90,702,929)
Total Stockholders’ equity (deficit)	9,946,611	(1,411,602)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	11,472,833	1,096,161

The accompanying notes are an integral part of these condensed consolidated financial statements

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)		US dollars (except share data)
	Nine-month period ended September 30,		Three-month period ended September 30,
	(Unaudited)		(Unaudited)
	2020	2019	2020	2019

Revenue	2,271	140,255	-	4,175

Research and development	1,270,295	1,203,616	476,364	377,377
Selling and marketing expenses	274,183	444,555	93,366	168,259
General and administrative	711,795	1,391,916	317,597	439,012
Total operating expenses	2,256,273	3,040,087	887,327	984,648

Operating Loss	(2,254,002)	(2,899,832)	(887,327)	(980,473)

Other income	338,067	-	338,067	-

Finance Income (expense), net:	98,978	(17,455)	40,245	(16,304)

Net Loss	(1,816,957)	(2,917,287)	(509,015)	(996,777)
Other comprehensive expenses:
Foreign currency translation adjustment	(24,045)	(29,625)	(18,044)	(2,987)

Comprehensive loss for the period	(1,841,002)	(2,946,912)	(527,059)	(999,764)

Net Loss per Common Share
Basic	(0.01)	(0.01)	(0.00)	(0.01)
Diluted	(0.01)	(0.01)	(0.00)	(0.01)

Average number of common shares used in computing basic and diluted loss per share	194,312,810	152,240,776	200,537,588	162,012,688

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	US Dollars ( except share data)
	(Unaudited)
	Common Stock		Additional	Receipts on account	Accumulated Other		Total Stockholders’
	Numbers of Shares	Amount	Paid-in Capital	of shares	Comprehensive Loss	Accumulated Deficit	Equity (Deficit)

Balance at January 1, 2019	141,634,700	141,638	84,007,612	-	164,232	(87,186,783)	(2,873,301)
Loss for the period	-	-	-	-	-	(2,917,287)	(2,917,287)
Other comprehensive loss	-	-	-	-	(29,625)	-	(29,625)
Amounts allocated to Series D-1, D-2 and Series D-3 Warrants, net	-	-	31,915	-	-	-	31,915
Amount allocated to issuance of Common Stock from Series D offering	18,889,618	18,892	3,898,155	-	-	-	3,917,047
Issuance of shares as settlement of financial liabilities	1,190,141	1,190	305,866	-	-	-	307,056
Warrants issued as consideration for placement agent services	-	-	249,612	-	-	-	249,612
Stock-based compensation	348,840	351	451,416	-	-	-	451,767
Balance at September 30, 2019	162,063,299	162,071	88,944,576	-	134,607	(90,104,070)	(862,816)

Balance at July 1, 2019	161,947,019	161,955	88,823,095	-	137,594	(89,107,293)	15,351
Loss for the period	-	-	-	-	-	(996,777)	(996,777)
Other comprehensive loss	-	-	-	-	(2,987)	-	(2,987)
Stock-based compensation	116,280	116	121,481	-	-	-	121,597
Balance at September 30, 2019	162,063,299	162,071	88,944,576	-	134,607	(90,104,070)	(862,816)

Balance at January 1, 2020	161,858,436	161,858	89,005,407	-	124,062	(90,702,929)	(1,411,602)
Loss for the period	-	-	-	-	-	(1,816,957)	(1,816,957)
Other comprehensive loss	-	-	-	-	(24,045)	-	(24,045)
Issuance of Common Stock, net	37,500,000	37,500	12,215,682	-	-	-	12,253,182
Issuance of shares as settlement of financial liabilities	1,310,628	1,311	119,581	47,376	-	-	168,268
Warrants issued as consideration for placement agent services	-	-	756,087	-	-	-	756,087
Stock-based compensation	-	-	21,678	-	-	-	21,678
Balance at September 30, 2020	200,669,064	200,669	102,118,435	47,376	100,017	(92,519,886)	9,946,611

Balance at July 1, 2020	200,525,066	200,525	102,052,553	62,086	118,061	(92,010,871)	10,422,354
Loss for the period	-	-	-	-	-	(509,015)	(509,015)
Other comprehensive loss	-	-	-	-	(18,044)	-	(18,044)
Issuance of shares as settlement of financial liabilities	143,998	144	57,455	(14,710)	-	-	42,889
Stock-based compensation	-	-	8,427	-	-	-	8,427
Balance at September 30, 2020	200,669,064	200,669	102,118,435	47,376	100,017	(92,519,886)	9,946,611

The accompanying notes are an integral part of these condensed consolidated financial statements

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN CASH FLOWS

	US Dollars
	Nine-month period ended September 30.
	2020	2019
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(1,816,957)	$(2,917,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	35,391	38,253
Stock-based compensation	21,678	451,767
Linkage difference on principal of loans from stockholders	(1,335)	5,708
Changes in assets and liabilities:
Increase in accounts receivable	(437)	(5,777)
Decrease (increase) in inventory	(94,262)	43,140
Increase in other current assets	(10,604)	(23,566)
Decrease in accounts payable	(359,719)	(573,014)
Gain from settlement of liability to service provider	(338,067)	-
Decrease in other current liabilities	(92,522)	(121,732)
Net cash used in operating activities	(2,656,834)	(3,102,508)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(45,900)	(22,554)
Net cash used in investing activities	(45,900)	(22,554)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of cash issuance expenses	13,009,269	4,165,079
Proceeds allocated to Series D Warrants, net of cash issuance expenses	-	33,495
Net cash provided by financing activities	13,009,269	4,198,574

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(17,949)	55,708

Change in cash, cash equivalents, and restricted cash	10,288,586	1,129,220

Cash, cash equivalents, and restricted cash at beginning of the period	475,713	149,684

Cash, cash equivalents, and restricted cash, end of period	$10,764,299	$1,278,904

Supplementary information on financing activities not involving cash flows (unaudited):

During the period of nine months ending September 30, 2020 and 2019, the Company settled liability to the board members and management in the amount of approximately $168 and $307 thousand, respectively via issuance of common stocks.

During the period of nine months ending September 30, 2020, $756,087 representing the fair value of warrants issued as consideration for placement agent services. This amount was accounted for as Warrants with down-round protection. Upon issuance, the fair value was recognized as an increase in additional paid in capital.

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

B.

Since its incorporation, the Company’s material operations have all been carried out by Integrity Israel. The development and commercialization of Integrity Israel’s product is expected to require substantial expenditures. The Company has not yet generated significant revenues from operations, and therefore they are dependent upon external sources for financing their operations. As of September 30, 2020, the Company has an accumulated deficit of $92,519,886. In addition, in each year since its inception, the Company reported losses from operations and negative cash flows from operating activities

As described in Note 3, on February 14, 2020, the Company closed on a $15 million private placement of its common stock, for which it received net cash in excess of $13,009,269. As of September 30, 2020, the company has cash, cash equivalents and restricted cash in the amount of $10,764,299, which is expected to be sufficient to meet its capital needs for at least 12 months from the date of issuance of these financial statements, thus the Company is expected to be able to operate as a going concern for at least 12 months from the date hereof.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of presentation

Accounting Principles

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on April 14, 2020. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature

The results for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any future period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany balances and transactions have been eliminated in consolidation.

Loss Per Share

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

An amount of 81,346,964 and 78,900,534 weighted average outstanding stock options and stock warrants have been excluded from the calculation of the diluted net loss per share for the period of nine months ended September 30, 2020 and 2019, respectively, because the effect of the common shares issuable as a result of the exercise or conversion of these instruments was determined to be anti-dilutive.

An amount of 83,518,512 and 81,527,505 weighted average outstanding stock options and stock warrants have been excluded from the calculation of the diluted net loss per share for the period of three Months ended September 30, 2020 and 2019, respectively, because the effect of the common shares issuable as a result of the exercise or conversion of these instruments was determined to be anti-dilutive.

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

NOTE 3 – RECENT EVENTS

A.	On January 21, 2020, the Company announced that it has received CE Mark approval for a major enhancement to GlucoTrack, allowing for a user to perform the calibration process by themselves, without the need for a certified calibrator. The initial CE Mark approval received for GlucoTrack required a calibration process that took three hours to complete, required eight invasive finger stick reference measurements, needed to be repeated every thirty days and required a certified calibrator to perform the calibration. After a series of successful enhancements and approvals, the calibration process now takes just thirty minutes, requires just three invasive reference measurements, and needs to be repeated only once every nine months. With self-calibration, a user can now perform this simplified process in the privacy and convenience of their own home.

B.	On February 14, 2020, the Company entered into a Securities Purchase Agreement and Registration Rights Agreement (collectively, the “Agreements”) with an accredited investor, pursuant to which the accredited investor purchased 37,500,000 shares of the Company’s common stock, par value $0.001 per share, for an aggregate gross purchase price of $15,000,000. The Company received net proceeds of $13,009,269 after payment of fees to its placement agent and legal and accounting fees.

In connection with the agreement, the Company’s placement agent was paid $1,950,000 in fees in connection therewith, and issued five years warrant to purchase 3,750,000 shares at an exercise price per share of $0.40 with terms similar to the terms of the Placement Agent Warrants issued in 2019. The fair value of the warrants as of the agreement date was $756,087.

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

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 4 – LEASES

The Company has entered into several non-cancellable operating lease agreements for the Company’s offices and three vehicles. the Company’s leases have original lease periods expiring between 2020 and 2022. Payments due under such lease contracts include primarily fix payments. the Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. the company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease costs, lease term and discount rate are as follows:

US dollars
Nine Months Ended
September 30, 2020
(unaudited)
Operating lease cost:
Office space	89,009
Vehicles	29,204
118,213
Remaining Lease Term
Office space	0.92 years
Vehicles	1.64 years

Weighted Average Discount Rate
Office space	10%
Vehicles	10%

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 4 – LEASES (cont.)

The following is a schedule, by years, of maturities of operating lease liabilities as of September 30, 2020:

US dollars
September 30, 2020
(unaudited)
Period:
The remainder of 2020	45,842
2021	104,552
2022	11,119
Total operating lease payments	161,513
Less: imputed interest	8,313
Present value of lease liabilities	153,200

NOTE 5 – FINANCING INCOME (EXPENSES), NET

	US dollars		US dollars
	Nine-month period ended September 30,		Three-month period ended September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Israeli CPI linkage difference on principal of loans from stockholders	1,335	(5,708)	(171)	(1,843)
Exchange rate differences	(4,499)	1,808	2,020	(8,761)
Interest income on credit in bank	105,072	-	47,833	-
Others	(2,930)	(13,555)	(9,437)	(5,700)
	98,978	(17,455)	40,245	(16,304)

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

This original approval required that the device be re-calibrated every 30 days, with each such re- calibration taking between 2.5 and 3 hours to complete. In 2014, we received CE Mark approval for nine months’ calibration validity of the same device. This approval eliminated the need for monthly re-calibrations and enabled the calibration process to be conducted only when the sensor is replaced, once every 6 months. In 2015, we received a further approval from the Notified Body for improvements to the GlucoTrack® model DF-F to simplify and shorten the initial calibration process for the device (from approximately 2.5 hours to approximately half an hour). All these improvements enhance the competitiveness of the device and its commercial viability. In addition, we received approval from the Notified Body on the updated intended use for the device, which expands the intended user population to include not only Type 2 diabetics, but also people suffering from pre-diabetes conditions, which we believe represents a material expansion of the potential market for the device. Also in 2015, we received approval from the Notified Body for further improvements to the GlucoTrack® model DF-F that increase the accuracy and efficacy of the device.

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

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the nine-month period ended September 30, 2020 compared with the same period ended September 30, 2019. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Nine Months ended September 30, 2020 compared to Nine Months ended September 30, 2019

Revenues

During the nine-month period ended September 30, 2020, we had revenues of $2,271 from orders for our GlucoTrack® model DF-F glucose monitoring device and PEC that are replaced every six months, as compared with $140,255 for the prior-year period due to a decrease in orders for our products.

We recognize revenues from sales of the GlucoTrack® model DF-F and PECs when control is transferred to the customer and collectability is probable.

Research and development expenses

Research and development expenses were $1,270,295 for the nine-month period ended September 30, 2020, as compared to $1,203,616 for the prior-year period. The increase is immaterial.

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

Selling and marketing expenses

Selling and marketing expenses were $274,183 for the nine-month period ended September 30, 2020, as compared to $444,555 for the prior-year period. The decrease is primarily attributable to the Company’s decision to reduce its business development personnel in the European market until such a time when the proof of concept of obtaining reimbursement for the product in test markets is realized.

Selling and marketing expenses consist primarily of professional services, salaries, travel expenses and other related expenses. We expect selling and marketing expenses to increase in 2020 and beyond as we continue our focus on marketing and sales of the GlucoTrack® model DF-F and potential FDA clinical trials.

General and administrative expenses

General and administrative expenses were $711,795 for the nine-month period ended September 30, 2020, as compared to $1,391,916 for the prior-year period. The decrease is primarily attributable to the departure of our former President and CFO, a reduction in professional fees and the reduction of stock based compensation during the last half of 2019.

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

Financing income, net

Financing income, net was $98,978 for the nine-month period ended September 30, 2020, as compared to financing expenses of $17,455 for the prior-year period. For more information see Note 5 to the financial statements.

Net Loss

Net loss was $1,816,957 for the nine-month period ended September 30, 2020, as compared to $2,917,287 for the prior-year period. The decrease in net loss is attributable primarily to the decrease in our operating expenses, as described above.

Three Months ended September 30, 2020 compared to Three Months ended September 30, 2019

Revenues

During the three-month period ended September 30, 2020, we had zero revenues from orders for our GlucoTrack® model DF-F glucose monitoring device and PEC that are replaced every six months, as compared with $4,175 for the prior-year period due to a decrease in orders for our products.

We recognize revenues from sales of the GlucoTrack® model DF-F and PECs when control is transferred to the customer and collectability is probable.

Research and development expenses

Research and development expenses were $476,364 for the three-month period ended September 30, 2020, as compared to $377,377 for the prior-year period. The increase is attributable to an increase in salary and other personnel-related expenses during 2020.

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

Selling and marketing expenses

Selling and marketing expenses were $93,366 for the three-month period ended September 30, 2020, as compared to $168,259 for the prior-year period. The decrease is primarily attributable to the Company’s decision to reduce its business development personnel in the European market until such a time when the proof of concept of obtaining reimbursement for the product in test markets is realized.

Selling and marketing expenses consist primarily of professional services, salaries, travel expenses and other related expenses. We expect selling and marketing expenses to increase in 2020 and beyond as we continue our focus on marketing and sales of the GlucoTrack® model DF-F and potential FDA clinical trials.

General and administrative expenses

General and administrative expenses were $317,597 for the three-month period ended September 30, 2020, as compared to $439,012 for the prior-year period. The decrease is primarily attributable to the departure of our former President and CFO, a reduction in professional fees and the reduction of stock based compensation during the last half of 2019.

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

Financing income (expenses), net

Financing income, net was $40,245 for the three-month period ended September 30, 2020, as compared to financing expenses of $16,304 for the prior-year period. For more information see Note 5 to the financial statements.

Net Loss

Net loss was $509,015 for the three-month period ended September 30, 2020, as compared to $996,777 for the prior-year period. The decrease in net loss is attributable primarily to the decrease in our operating expenses, as described above.

Liquidity and Capital Resources

As of September 30, 2020, cash on hand was approximately $10.7 million as a result of our $15 million private placement which closed during February 2020, for which we received net cash of approximately $13 million. Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents will enable us to operate for a period in excess of one year from the date of this report. In order to fund our anticipated liquidity needs beyond such period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need to raise additional capital.

Messrs. Avner Gal and Zvi Cohen collectively loaned Integrity Israel NIS 176,000 ($51,764 based on the exchange rate of 3.4 NIS/dollar as of September 30, 2020) on May 15, 2002 pursuant to a board approval. Messrs. Nir Tarlovsky, Yitzhak Fisher and Asher Kugler loaned Integrity Israel NIS 336,300 ($98,912 based on the same exchange rate) on March 16, 2004. These loans are not required to be repaid until the first year in which we realize profits in our annual statement of operations (accounting profit). At such time, the loans are to be repaid on a quarterly basis in an amount equal to 10% of our total sales in the relevant quarter, beginning on the quarter following the first year in which we realize profits in our annual statement of operations. The total amount to be repaid by us to each lender shall be an amount equal to the aggregate principal amount loaned by such lender to us, plus an amount equal to the product of the amount of each payment made by us in respect of such loan multiplied by the percentage difference between the Israeli Consumer Price Index on the date on which the loan was made and the Israeli Consumer Price Index on the date of such payment. However, notwithstanding the above-mentioned mechanism, we will not be required to repay the loans during any time when such repayment would cause a deficit in our working capital. Our Board of Directors is entitled to modify the repayment terms of these loans, so long as such modification does not discriminate against any particular lender, and provided that all payments must be allocated among the lenders on a pro-rata basis.

Integrity Israel is required to pay royalties to the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of the State of Israel at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the development plan up to an amount equal to $93,300, plus interest at LIBOR from the date of grant. As of September 30, 2020, the contingent liability with respect to royalty payment on future sales equaled approximately $34,000, excluding interest.

Net Cash Used in Operating Activities for the Nine-month Periods Ended September 30, 2020 and September 30, 2019

Net cash used in operating activities was $2,656,834 and $3,102,508 for the nine-month periods ended September 30, 2020 and 2019, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of $1,816,957 and $2,917,287, respectively.

Net Cash Used in Investing Activities for the Nine-month Periods Ended September 30, 2020 and September 30, 2019

Net cash used in investing activities was $45,900 and $22,554 for the nine-month periods ended September 30, 2020 and 2019, respectively, and was used to purchase equipment (such as computers, research and development, and office equipment).

Net Cash Provided by Financing Activities for the Nine-month Periods Ended September 30, 2020 and September 30, 2019

Net cash provided by financing activities was $13,009,269 and $4,198,574 for the nine-month periods ended, September 30, 2020 and 2019, respectively. Cash provided by financing activities for the nine-month period ended September 30, 2020 reflected net capital raised from the February 2020 private placement and issuance of our common stock. Cash provided by financing activities for the nine-month period ended September 30, 2019, reflected net capital raised from the issuance of Series D Units.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Operating Officer and our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our President and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Dated: November 12, 2020

INTEGRITY APPLICATIONS, INC.

By:	/s/ David Malka
Name:	David Malka
Title:	President (Principal Executive Officer)

By:	/s/ Jolie Kahn
Name:	Jolie Kahn
Title	Interim Chief Financial Officer
(Principal Financial Officer)

