Form 10-K
period 2020-12-31
Integrity Applications, Inc.
filed 2021-04-13
CIK 1506983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
None.

The aggregate market value of the voting stock held by non-affiliates is $48,840,000 based on the closing price of $0.37 per share of the registrant’s common stock, as reported on the OTCQB on June 30, 2020, the last business day of the registrants most recently completed second fiscal quarter of 2020.

As of April 13, 2021, 200,781,596 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None, except as noted for Part III information in the Company's Schedule 14A to be filed on or before April 15, 2021.

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

Integrity Israel was founded in 2001 with a mission to develop, produce and market non-invasive glucose monitors for home use by diabetics. We have developed a non-invasive glucose monitor, the GlucoTrack® glucose monitoring device, which is designed to help people with diabetes and pre-diabetics obtain glucose level readings without the pain, inconvenience, cost and difficulty of conventional (invasive) spot finger stick devices. The first generation GlucoTrack® (“GlucoTrack 1.0”) utilizes a patented combination of ultrasound, electromagnetic and thermal technologies to obtain glucose measurements in less than one minute via a small sensor that is clipped onto one’s earlobe and connected to a small, handheld control and display unit, all without drawing blood or interstitial fluid.

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

After a short calibration process of approximately thirty minutes and consisting of three invasive reference measurements, GlucoTrack 1.0 can be used to non-invasively measure glucose levels for six months before a user is required to repeat the calibration process. The entire calibration process can be performed by the user themselves without the need for a trained calibrator. We believe the simple-to-perform calibration, as well as the infrequency of the required re-calibration are significant advantages over our competition.

GlucoTrack 1.0 has received the initial Conformité Européene (CE) Mark (indicating the conformity of the Company’s product with health, safety, and environmental protection standards for products sold within the European Economic Area) approval for the GlucoTrack® 1.0 from DEKRA Certification B.V., our European notified body (the “Notified Body”), which is an entity that has been accredited by a member state of the European Union (“EU”) to assess whether a product to be placed on the market meets certain preordained standards. The intended use for GlucoTrack 1.0 received by the Notified Body is for both those with Type 2 diabetes as well as those suffering from pre-diabetes.

Receipt of the CE Mark allows us to market and sell GlucoTrack® 1.0 glucose monitoring device in EU member countries that have adopted the European Medical Device Directive (the “MDD”) without being subject to additional national regulations with regard to demonstration of performance and safety. However, although the MDD is applicable throughout the EU, in practice it does not ensure uniform regulation throughout the EU. Accordingly, member countries may apply and enforce the MDD’s terms differently, and certain EU member countries may request or require performance and/or safety data in addition to the MDD’s requirements from time to time, on a case-by-case basis. The CE Mark also permits the sale in countries that have an MDD Mutual Recognition Agreement with the EU. This would include some countries in South East Asia as well as in Latin America, opening new potential markets for Integrity on a global basis.

Safety and quality are non-negotiables in the medical devices industry. Regulatory requirements are increasingly stringent throughout every step of a product’s life cycle, including service and delivery. More and more, organizations in the industry are expected to demonstrate their quality management processes and ensure best practice in everything they do. ISO 13485, is an internationally agreed standard that sets out the requirements for a quality management system specific to the medical devices industry. On February 19, 2016, we received an extension of our ISO 13485:2003 certificate and Annex II certification from the EU. The ISO 13485:2003 certification signifies that we have met the standards required for company-wide implementation of device quality management system(s). The scope of the certification is design, development, manufacture and service of non-invasive glucose monitoring systems for home use. Annex II also addresses quality control systems. The certification allows us to self-certify certain modifications and changes and simplifies some of the reporting to and review by the relevant Notified Body. This can shorten the CE-mark review process of future GlucoTrack® enhancements or revisions, including software updates and other improvements of the device that do not affect the intended use and/or safety performance. The ISO 13485:2003 and Annex II certifications enable us to potentially reduce the time to market for product sales on new, enhanced or modified GlucoTrack® devices.

Clinical trials conducted in Germany by Pfutzner Science & Health Institute, GmbH, headed by Prof. Dr. Andreas Pfutzner, on subjects with Type 2 diabetes and pre-diabetes, as well as at Soroka University Medical Center, Beer-Sheva, Israel, demonstrated favorable results. Results from the trials show 99.7% of the study data points within the clinically accepted A and B zones of the Consensus Error Grid (which is a new tool for evaluating the accuracy of a blood glucose meter) (Type 2), 99.3% of the study data points were within the clinically accepted A and B zones of the Clarke Error Grid (which is a tool used to quantify the clinical accuracy of blood glucose estimates generated by meters as compared to a reference value), 17.0% Mean Absolute Relative Difference, and 12.9% Median Absolute Relative Difference. In addition, the German trial concluded that the data confirms the performance of the GlucoTrack® among its intended users, including pre-diabetic patients.

In addition, the Company has demonstrated (1) the GlucoTrack® algorithm, which compensates for the tissue-lagging effect relative to blood glucose changes post-meal intake, significantly improves GlucoTrack® accuracy at different post-prandial (post- meal) states, and equalizes accuracy for pre- and post-meal glucose readings; (2) GlucoTrack® clinical accuracy as measured by Consensus Error Grid (CEG) showed 100% of the pre-prandial readings in the A+B zones, and 98.2% of the post-prandial readings in the A+B zones; (3) GlucoTrack® 1.0 demonstrates consistent glucose measurement repeatability between different GlucoTrack® devices and on each earlobe of the same subject; (4) the repeatability of different GlucoTrack® devices is similar at all tested glucose ranges and post-prandial time periods; and (5) the GlucoTrack® mean precision absolute relative difference (PARD) of 8.2% is equivalent or better than the independently reported PARD values of commercially available continuous glucose monitoring systems.

The Company conducted a study that evaluated GlucoTracker accuracy in 172 adults with type 2 diabetes who were prescribed one or more medications for major medical conditions associated with diabetes, and presented key findings of this study at the European Association for the Study of Diabetes Congress (EASD) in Lisbon, Portugal. The experiment stratified participants into five medication groups, focusing on anti-cholesterolemia, anti-hypertension, anti-thrombotic, and anti-diabetic (prolonged duration and short and mixed duration) medications. The study demonstrated that the use of these common concomitant medications in diabetes had no effect on the performance of GlucoTrack®.

In 2018, the Company presented at the 11th International Conference on Advanced Technologies & Treatments for Diabetes (ATTD 2018) in Vienna, Austria. The Company presented data on the performance of a non-invasive glucose monitoring device (GlucoTrack®) with regard to accuracy and precision. Device accuracy data was presented for 37 people with type 2 diabetes using the consensus error grid analysis for type 2 diabetes and measuring the median absolute relative difference (ARD). The results showed that 99.6% of 257 measurements were in zones A and B of the Consensus error grid, with 90.3% of the measurements in zone A, the mean and median ARD were 17.2% and 12.9%, respectively, and at various glucose levels, mean PARD ranged from 7.7%-8.7%. Data was also presented on sensor to sensor precision in 20 people with type 2 diabetes where ~19 simultaneous measurements using two GlucoTrack® devices, one on each earlobe. The results show that GlucoTrack® is highly accurate with sensor-to-sensor precision is comparable to that of CGMs (GlucoTrack: 8.1%, Dexcom G6: 9.0%, Freestyle Navigator: 9.6%).

The Company had begun the implementation of a proof of concept pilot program for GlucoTrack 1.0 in the Netherlands, a country chosen based on the relatively smaller size of the marketplace to allow us to be able to rapidly assess our performance and make adjustments as necessary. We have been working closely with our exclusive distributor in the Netherlands, Medireva B.V., and have accomplished product and disease area training across the organization and segmentation of the local target audiences including key opinion leaders, treating physicians, and diabetes nurses. The most important aspect of our pilot program in the Netherlands are the discussions held with many health insurance companies. Approval of full or partial reimbursement by the health insurance companies will be a key factor in enabling us to achieve significant sales volume. The Company has made progress with several of these companies on initial programs with GlucoTrack 1.0 as an important step towards reimbursement approval.

Talent development, recruiting and organizational health have been a critical focus of the Company over the last 12 months. A number of high-quality individuals have joined the Company, each of whom bring extensive experience in their respective fields. We have bolstered our Senior Management with the recruitment of Erez Ben-Zvi, a highly experienced MedTech development professional who joined us last year as Vice President of Product, and recently took on the additional role of General Manager, and Shalom Shushan, a seasoned executive who joined us as Chief Technology Officer. Paul V. Goode PhD, who has a decorated career developing innovative medical technologies, including at DexCom and MiniMed, joined our board of directors. Several highly talented and accomplished executives joined the Company as senior advisors to the Board. These include Yair Briman, the former CEO of Philips Healthcare Informatics, Daniel McCaffrey MBA MA, a world-renowned behavioral scientist and digital health expert currently at Samsung Health and formerly of Dexcom, and Dr. Alexander Raykhman PhD, a measurement and artificial intelligence expert. We intend to continue to invest in our talent and to expand and strengthen all areas within the company.

Recently, the Company performed a top-down analysis of the GlucoTrack 1.0 model to identify areas of potential enhancement, as it relates to the platform, integrations, sensor technologies, accuracy as well as costs to manufacture. The result of this comprehensive review is an accelerated development plan for GlucoTrack 2.0. GlucoTrack 2.0 will be a completely wireless and rechargeable earclip to be paired with a smartphone, with more capabilities and features, increased accuracy, significantly greater margins for the Company and lower cost to the end-user as compared to GlucoTrack 1.0.

As previously reported, the Company has made significant progress towards receiving insurance reimbursement in the Netherlands. With the new accelerated development plan for GlucoTrack 2.0, with all of the expected advantages over GlucoTrack 1.0, it made clear to the Company that introducing GlucoTrack 2.0 rather than the GlucoTrack 1.0 would serve the diabetes market and the Company more effectively. We are currently working with our European partners on the roadmap for distribution of GlucoTrack 2.0 when completed and ready to market.

In addition to the European markets, the Company is now focused on the U.S. market as well, including building out its U.S. go-to-market strategy and planning the required FDA clinical trials and field testing to support its entrance into the market. The Company is currently in the process of identifying clinical sites in the U.S., interviewing Contract Research Organizations (CRO’s), and forming its Scientific and Medical Advisory Boards. We intend to build out a team to support the U.S. activities, while continuing our technology development in our R&D facility located in Israel.

On February 14, 2020, the Company entered into a Securities Purchase Agreement and Registration Rights Agreement (collectively, the “Agreements”) with an accredited investor, pursuant to which the accredited investor purchased 37,500,000 shares of the Company’s common stock, par value $0.001 per share, for an aggregate gross purchase price of $15 million, less cash expenses of approximately $2 million.

Effective June, 2020, Erez Ben-Zvi has joined the Company as its Vice President of Product and as a member of the Company’s executive leadership team. On February 8, 2021 the Company promoted Mr. Ben-Zvi to General Manager in addition to his role as Vice President of Product

On, February 2, 2021 David Malka resigned from his role as President, effective April 6, 2021.

We do not own commercial manufacturing facilities and do not intend to build commercial manufacturing facilities of our own in the foreseeable future.

We have not yet generated any material revenues from our operations and, as of December 31, 2020, have incurred an accumulated deficit of $93,399 thousand and negative operating cash flows. We currently have no material sources of recurring revenue and therefore are dependent upon external sources for financing our operations. However, on February 14, 2020, we closed on a private placement of our common stock with gross proceeds of $15,000,000, so the Company has operating capital to last at least one year from the date of this Annual Report without generating any revenue.

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

To our knowledge, with the exception of one other device, the GlucoTrack 1.0 is still the only approved device for use in the EU for spot non-invasive blood glucose measurement. The FDA has previously approved a single non-invasive product for glucose trend analysis, the GlucoWatch®, so long as the device was used with conventional finger stick glucose monitoring devices. However, the device is no longer available commercially. We are not aware of any other devices that have been approved for use in either the United Stated or the EU for spot or continuous non-invasive blood glucose measurement.

We believe that a significant market opportunity exists for a reliable, inexpensive, non-invasive blood glucose measurement device and that such a device could greatly increase compliance with blood glucose measurement recommendations and help many diabetics better manage their disease, providing significant benefits to both patients and payors.

The Product

Our first generation non-invasive blood glucose monitor, the GlucoTrack 1.0, utilizes a patented combination of ultrasound, electromagnetic and thermal technologies to obtain blood glucose measurements in less than one minute via a small sensor that is clipped onto one’s earlobe and connected to a handheld control and display unit. GlucoTrack 2.0, currently under development, utilizes substantially identical underlying sensor technology, and is expected to be a completely wireless sensor to be clipped on the earlobe. GlucoTrack eliminates the handheld unit and will transmit results directly to a user’s smartphone.

We believe that GlucoTrack addresses the unmet need for more frequent monitoring of blood glucose among people with diabetes by overcoming two of the most significant challenges facing the market:

●	pain, as GlucoTrack is a truly non-invasive device; and

●	cost, as we anticipate that the total cost of purchasing a device and purchasing replacement ear clips every six months (anticipated to be the only recurring cost) over the useful life of the device will be significantly lower than the cost of purchasing single use glucose sticks over that same period.

We believe that the overall costs associated with owning and using a GlucoTrack® device are expected to be substantially lower than the cost of purchasing and using single use invasive devices over an extended period of time. We intend to seek reimbursement approval for GlucoTrack® from third-party payors, including government payors (such as the Medicare and Medicaid programs in the United States, in the event GlucoTrack® is approved for commercial sale in the United States), managed care organizations and other third-party payors. There can be no assurance that such third party-payors will provide reimbursement coverage for GlucoTrack® or, if so, whether such reimbursement coverage will be adequate. See “Risk Factors - If GlucoTrack® or our future product candidates, if any, fail to achieve market acceptance or reimbursement coverage from managed care organizations or third-party payors, we may not be able to generate significant revenue or achieve or sustain profitability”.

Instead of directly measuring the glucose level of a user’s blood, as conventional spot finger stick devices do, GlucoTrack® uses a small, non-invasive sensor that is clipped onto a user’s earlobe to obtain certain body measurements using three technologies. Within one minute, GlucoTrack® will produce a blood glucose measurement.

Since the GlucoTrack® non-invasive measurement does not directly measure glucose levels in the blood, but rather measures a series of physiological characteristics that correlate with glucose levels, each patient must be calibrated by using a reference to a measurement obtained from an invasive device. Calibration consists of comparing an individual patient’s physiological measurements obtained using GlucoTrack® to measurements obtained from an invasive device under different circumstances over a defined 30-minute period (three measurements that require approximately 10 minutes each).

The three different technologies used by GlucoTrack®, ultrasound, electromagnetic and thermal, simultaneously measure three independent criteria. These three measurements (criteria) are combined together by a unique (online) algorithm to produce an acceptable measurement of a user’s blood glucose level.

The technologies operate as follows:

●	Ultrasound: GlucoTrack® uses ultrasound technology to measure the change of speed of sound through the earlobe, which is impacted by the glucose concentration in the capillary blood vessels.

●	Electromagnetic: GlucoTrack’s electromagnetic technology uses a measurement of conductivity to measure the change in tissue impedance, which is a function of glucose concentration. GlucoTrack’s electromagnetic technology analyzes criteria similar to those analyzed by conventional invasive devices, such as spot finger stick devices, but does so in a non-invasive manner.

●	Thermal: GlucoTrack’s thermal technology uses a measurement of heat capacity characteristics of the tissue, which are influenced by glucose concentration.

Non-invasive devices generally require frequent recalibration. The main reasons for calibration are that tissue parameters generally fluctuate in the area of the measurement and are sensitive to the location of the sensor and the impact of potential disturbances. Disturbances are less frequent in the earlobes, where GlucoTrack® takes its measurements. Utilizing three channels simultaneously reduces the noise contribution in the measurement. In addition, the personal ear-clip contains sensors to help users attach the device to the proper part of the ear lobe. The Notified Body for our CE Mark approval has determined that the initial calibration of the GlucoTrack 1.0 device is valid for a period of six months which we believe is a significant competitive advantage, while to our knowledge, competing products require recalibration significantly much more frequently. Therefore, we expect GlucoTrack® will require only an initial calibration upon use of a new personal ear-clip (to be replaced every six months) and will not require further recalibration.

GlucoTrack® does not use any optical method (either Infra-Red (IR) or Near Infra-Red (NIR) technology), which we understand are being used by other developers of non-invasive blood glucose measurement devices. We believe that optical technologies are less reliable than the GlucoTrack’s combination of ultrasound, electromagnetic and thermal technologies due to inherent physiological limitations with optical technology. More specifically, optical technology is based on dispersion of a beam that is analyzed by spectrometric methods. As such devices are non-invasive, the beam passes through other components in the fingertip, such as skin, bone, muscle and fat tissue, which interfere with the measurements. Generally, most of these interferences have been overcome, but not the epidermis, primarily due to roughness, pigmentation and perspiration, which act like lenses in optical wavelengths.

Unlike conventional spot finger stick devices, which require single-use glucose test strips, GlucoTrack® requires no short- term disposables. We believe that the GlucoTrack’s personal ear-clip will need to be replaced only once every six months, although regulatory authorities may require that replacement occur more frequently. Since there is no additional cost or pain involved with each blood glucose measurement using GlucoTrack®, we believe that users of our device would be encouraged to take multiple blood glucose measurements per day, significantly increasing compliance with blood glucose measurement recommendations and helping diabetics better manage their disease. More frequent testing of blood glucose levels may provide a patient with information that can be used to determine optimal timing and dosage for corrective treatments such as insulin, and can also direct a patient to seek a clinical analysis or detailed testing and diagnosis.

The GlucoTrack 1.0 has received CE Mark approval, which allows us to market and sell GlucoTrack® 1.0 in EU member countries that have adopted the MDD without being subject to additional national regulations with regard to demonstration of performance and safety. While the MDD is applicable throughout the EU, it requires only a minimum level of harmonization among member countries. Accordingly, member countries may apply and enforce the MDD’s terms differently, and certain EU member countries may request or require performance and/or safety data additional to the MDD’s requirements from time to time, on a case-by-case basis. Moreover, the MDD notwithstanding, because the regulatory regimes of the EU member countries are significantly diverse, it is difficult to predict future regulatory developments and risks. GlucoTrack® 1.0 has not yet been cleared or approved for commercial sale in the United States. See “Government Regulatory - Regulation of the Design, Manufacture and Distribution of Medical Devices” below for a discussion of the approval process for commercial sale in the United States. There can be no assurance that approval for commercial sale in any additional jurisdiction will be obtained on a timely basis or at all.

On January 21, 2020, we announced receipt of a CE Mark for a significant improvement to our product, an enhancement which allows a user to perform the calibration process by themselves, without the need for a certified calibrator.

We do not have commercial manufacturing facilities and do not intend to build commercial manufacturing facilities of our own in the foreseeable future. Our suppliers and their manufacturing facilities must comply with applicable regulations in the jurisdictions in which GlucoTrack® is to be marketed (including ISO 13485 in the EU), current quality system regulations, which include current good manufacturing practices, and to the extent laboratory analysis is involved, current good laboratory practices. There can be no assurance that we will be able to enter into agreements with qualified manufacturers on terms acceptable to us, or at all, or that, once contracted, such manufacturers will perform as expected.

Furthermore, the manufacturing of GlucoTrack® may be impacted by the Recast Directive on the Restriction of Hazardous Substances in Electrical and Electronic Equipment, 2011/65/EU (“RoHS 2”). RoHS 2 is a new EU directive that came into force on July 22, 2014. Like the MDD, RoHS 2, a recast of Directive 2002/95/EC that will cover electrical and electronic medical devices, is relevant in order to obtain CE Marking for certain products. RoHS 2 compliance requires medical device manufacturers to: draw up required technical documentation; conduct an internal control procedure in accordance with Module A of Annex II to Decision No. 768/2008/EC; prepare a Declaration of Conformity; and affix CE Marking to a finished product. Although these requirements are similar to those of the MDD, RoHS 2 does not require a Notified Body assessment of compliance. However, if they are not compliant with RoHS 2, medical device manufacturers face the risk of being barred from selling medical devices in the EU after July 22, 2014.

Sales & Marketing

We have a limited number of dedicated sales and marketing personnel, as we intend to collaborate with third parties with established sales and marketing operations in the medical device industry (such as the distributors described below) to market and sell GlucoTrack® to point of sale end users and/or local distributors. However, there can be no assurance that we will be able to enter into additional distribution agreements on terms acceptable to us or at all or that, once contracted, our distributors will perform as expected.

GlucoTrack® 1.0 has been cleared and approved for commercial sale in the following jurisdictions: EU (subject to registration by the local distributors with the respective countries), Israel, Turkey, South Korea, Hong Kong, New Zealand and numerous Arab countries. We cannot provide any assurance that we will receive the required local regulatory approvals in any of the countries in which such approvals are required, and therefore we may never be permitted to commence commercial sales of our products in such territories. Further discussions with other potential distributors are in different stages.

We are currently in the process of developing our wireless 2.0 model and upon readiness, we intend to conduct clinical trials in the U.S. for eventual domestic commercialization.

Research & Development

We focus significant time and resources on research and development in connection with our efforts to continue to develop, improve and commercialize GlucoTrack®, as well as in connection with our development of other GlucoTrack® models. Our continuing research and development activities are primarily focused on software and algorithm improvements intended to improve the accuracy of the device, clinical trials to test the performance of the GlucoTrack® device when used by children and teenagers between the ages of six and 18, preparation for future FDA trials, testing new characteristics of the device, development of a new device in the GlucoTrack® family and seeking to streamline and continue to simplify the calibration process. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Results of Operation” below for a discussion of the research and development expenses for the fiscal years ended 2020 and 2019.

Our strategic priorities include the research and development of product enhancements that will improve the ease and usability of GlucoTrack for patients with a future generation of products. We are focusing our research and development activities around 2 main strategic areas:

1.	GlucoTrack® 2.0

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

We are currently developing smart device applications (“Apps”) to facilitate the interaction of users with Glucotrack® and the glucose data collected. The Apps will be compatible with both IOS and Android operating systems. We intend to develop Apps that support the management of Type 2 diabetes and pre-diabetic patients by providing immediate feedback and insights that can be derived from glucose measurements. Enhanced capabilities within the Apps may include goal setting, alarms and reminders, and diabetes management tips and tools. It will also be designed to provide analyses of trends over multiple time periods. The goal is to provide relevant information to guide patients in their journey to change behaviors and improve the management of their condition. The Apps are expected to have a user-directed capability to connect with third party healthcare providers (physicians, dieticians, and nurse practitioners) in order to receive professional guidance based on the accumulated information leading to improved management of the condition and better disease outcomes.

Regulatory Considerations

Healthcare is heavily regulated by federal, state and local governments in the United States, and by similar authorities in other countries. Any product that we develop must receive all relevant regulatory approvals or clearances, as the case may be, before it may be marketed in a particular country. The laws and regulations affecting healthcare change regularly, thereby increasing the uncertainty and risk associated with any healthcare- related venture. The United States government has in the past considered, is currently considering and may in the future consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly and adversely affect reimbursement for healthcare products such as GlucoTrack® devices. These policies have included, and may in the future include: basing reimbursement policies and rates on clinical outcomes, the comparative effectiveness and costs of different treatment technologies and modalities; imposing price controls and taxes on medical device providers; and other measures. Future significant changes in the healthcare systems in any jurisdiction in which GlucoTrack® or our future products, if any, may be cleared for sale could also have a negative impact on the demand for the GlucoTrack® or our future products, if any. These include changes that may reduce reimbursement or payment rates for such products.

In the United States, the federal government regulates healthcare through various agencies, including but not limited to the following: (i) the FDA, which administers the Food, Drug, and Cosmetic Act, as well as other relevant laws; (ii) the Centers for Medicare & Medicaid Services (“CMS”), which administers the Medicare and Medicaid programs; (iii) the Office of Inspector General, which enforces various laws aimed at curtailing fraudulent or abusive practices including, by way of example, the Anti-Kickback Law, the Anti-Physician Referral Law, commonly referred to as the Stark Law, the Anti-Inducement Law, the Civil Money Penalty Law, and the laws that authorize the Office of Inspector General to exclude health care providers and others from participating in federal healthcare programs; and (iv) the Office of Civil Rights which administers the privacy and security aspects of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). All of the aforementioned are agencies within the Department of Health and Human Services. Healthcare is also provided or regulated, as the case may be, by the Department of Defense through its TriCare program, the Department of Veterans Affairs under, among other laws, the Veterans Health Care Act of 1992, the Public Health Service within the Department of Health and Human Services under the Public Health Service Act, the Department of Justice through the Federal False Claims Act and various criminal statutes, and state governments under the Medicaid program and their internal laws regulating all healthcare activities. If and when we receive FDA approval to market GlucoTrack® in the United States, we will be subject to regulation by some or all of the foregoing agencies.

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

Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls in others. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain FDA approval (as described below). These differences may affect the efficiency and timeliness of international market introduction of GlucoTrack®. For countries in the EU, medical devices must display a CE Mark before they may be imported or sold and must comply with the requirements of the MDD or the Active Implantable Medical Device Directive. On June 4, 2013, we received our CE Mark approval for the first generation GlucoTrack® non-invasive glucose monitoring device from the Notified Body. Receipt of the CE Mark allows us to market and sell the GlucoTrack® 1.0 model glucose monitoring device in EU member countries that have adopted the MDD without being subject to additional national regulations with regard to demonstration of performance and safety. However, although the MDD is applicable throughout the EU, in practice it does not ensure uniform regulation throughout the EU. Rather, the MDD requires only a minimum level of harmonization in the EU. Accordingly, member countries may apply and enforce the MDD’s terms differently, and certain EU member countries may request or require performance and/or safety data in addition to the MDD’s requirements from time to time, on a case-by-case basis. The CE Mark also permits the sale in countries that have an MDD Mutual Recognition Agreement with the EU. On August 31, 2015, we received approval from the Notified Body for improvements to the GlucoTrack® 1.0 model which simplify and shorten (from approximately 2.5 hours to approximately half an hour) the initial calibration process for the device. These improvements are intended to reduce the backlog created as purchasers of the device await calibration. In addition, we received approval from the Notified Body on the updated intended use for the device, which expands the intended user population to include not only Type 2 diabetics, but persons suffering from pre-diabetes conditions as well, which we believe represents a material expansion of the potential market for the device. In December 2015, we received approval from the Notified Body for further improvements to the GlucoTrack® model 1.0 that increase the accuracy and efficacy of the device. On February 19, 2016, we received an extension of our ISO 13485:2003 certificate and Annex II certification from the EU. The ISO 13485:2003 certification signifies that we have met the standards required for company-wide implementation of device quality management system(s). The scope of the certification is design, development, manufacture and service of non-invasive glucose monitoring systems for home use. Annex II also addresses quality control systems. The certification allows us to self-certify certain modifications and changes and simplifies some of the reporting to and review by the relevant Notified Body. This can shorten CE-mark review process of future GlucoTrack® enhancements or revisions. Without an Annex II certification, each new device enhancement or modified version would be subject to the full EU CE-mark review process. The ISO 13485:2003 and Annex II certifications enable us to potentially improve the time to market for product sales on new, enhanced or modified GlucoTrack® devices. On January 21, 2020, the Company announced that it has received CE Mark approval for a major enhancement to GlucoTrack, allowing for a user to perform the calibration process by themselves, without the need for a certified calibrator. The initial CE Mark approval received for GlucoTrack required a calibration process that took three hours to complete, required eight invasive finger stick reference measurements, needed to be repeated every thirty days and required a certified calibrator to perform the calibration. After a series of successful enhancements and approvals, the calibration process now takes just thirty minutes, requires just three invasive reference measurements, and needs to be repeated only once every six months. With self-calibration, a user can now perform this simplified process in the privacy and convenience of their own home. As a result of these incremental, but important, enhancements to the performance of the device we believe that the product is ready for commercial launch in specific market segments.

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

The GlucoTrack® 1.0 has not yet been approved for commercial sale in the United States. The GlucoTrack® 2.0 is still under development and has not yet been approved for commercial sale in or outside the United States. In discussions with the FDA regarding the regulatory pathway, the FDA is not yet entirely sure whether a de novo pathway is acceptable and recommended that the Company should plan to support this approach through risk analysis and an explanation of why the new measurement paradigm it is proposing does not introduce greater risks. FDA noted that no decision has been made that a PMA will be required.

On August 10, 2015, we submitted pre-submission documents to the FDA in connection with our proposed future application for FDA approval of our U.S. clinical trial protocol. The pre-submission documentation was submitted to the FDA in order to obtain the FDA’s guidance regarding the U.S. regulatory pathway for the GlucoTrack® 1.0, the proper approach to refining the trial protocol, and preparing the pre-marketing application. On October 19, 2015, we met with the FDA to discuss the pre-submission documents, including the approach to and details of the clinical trial protocol for the GlucoTrack® 1.0. On May 10, 2016, we submitted a pre-submission supplement (including clinical trial protocol) to the FDA which modifies the pre-submission documentation to reflect the feedback received from the FDA at the meeting. On July 18, 2016, we completed a teleconference with the FDA to further discuss our pre-submission supplement. At the end of this discussion, we received verbal confirmation from the FDA that clinical trials of the GlucoTrack® 1.0 constitute non-significant risk device studies, which allows the trials to proceed without an Investigational Device Exemption (IDE) application. Such trials are assessed by the FDA and not considered to present a potential for serious risk to the health, safety or the welfare of subjects. The initiation of clinical trials in the USA requires adequate financing to fund the clinical program through completion. With the closing of our recent financing, we have restarted out internal planning for commencing such clinical trials.

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

We anticipate that sales volumes and prices of GlucoTrack® and any other products we commercialize will depend in large part on the availability of reimbursement from third-party payors. Third-party payors include governmental programs such as Medicare and Medicaid, private insurance plans and workers’ compensation plans. These third-party payors may deny reimbursement for a product or therapy if they determine that the product was not medically appropriate or necessary. Also, third-party payors are increasingly challenging the prices charged for medical products and services. Some third-party payors must also approve coverage for new or innovative devices before they will reimburse health care providers who use the products. Even though a new product may have been cleared for commercial distribution, it may find limited demand for the device until reimbursement approval has been obtained from governmental and private third-party payors.

Inasmuch as a percentage of the projected patient population that could potentially benefit from GlucoTrack® is elderly, Medicare would likely be a potential source of reimbursement in the United States. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, certain disabled persons, persons with end-stage renal disease and those suffering from Lou Gehrig’s disease. In contrast, Medicaid is a medical assistance program jointly funded by United States federal and state governments and administered by each state pursuant to which benefits are available to certain indigent patients. The Medicare and Medicaid statutory framework is subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare and Medicaid.

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

Obtaining a coverage determination, whether local or national, is a time-consuming, expensive and highly uncertain proposition, especially for a new technology, and inconsistent local determinations are possible. On average, according to an industry report, Medicare coverage determinations for medical devices lag 15 months to five years or more behind FDA approval for respective devices. Moreover, Medicaid programs and private insurers are frequently influenced by Medicare coverage determinations. A key component in the reimbursement decision by most private insurers will be whether GlucoTrack® is reimbursed by virtue of a national coverage determination by CMS. We may negotiate contracted rates for GlucoTrack® with private insurance providers for the purchase of GlucoTrack® by their members pending a coverage determination by CMS. Our inability to obtain a favorable coverage determination for GlucoTrack® may adversely affect our ability to market GlucoTrack® and thus, the commercial viability of the product. In international markets, reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific product lines. Distributors expressly support the reimbursement process and, depending on the distribution agreement and geographic area, may assume responsibility for the process.

We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry to reduce the costs of products and services. Furthermore, deficit reduction and austerity measures in the United States and abroad may put further pressure on governments to limit coverage of, and reimbursement for, our products. There can be no assurance that third-party reimbursement and coverage will be available or adequate, or that future legislation, regulation, or reimbursement policies of third-party payors will not adversely affect the demand for our products or our ability to sell these products on a profitable basis. The unavailability or inadequacy of third-party payor coverage or reimbursement could have a material adverse effect on our business, operating results and financial condition. Until reimbursement or insurance coverage is established, patients will have to bear the financial cost of GlucoTrack®. Third-party coverage may be particularly difficult to obtain while GlucoTrack® is not approved by the FDA as a replacement for existing single-point finger stick devices.

Outside the United States, availability of reimbursement from third parties varies widely from country to country. Within the EU, member countries’ medical reimbursement and healthcare coverage regulations and systems differ significantly. It is, therefore, difficult to analyze and predict the prospect of consistent availability of adequate reimbursement in the various EU member countries.

Anti-Fraud and Abuse Rule

There are extensive United States federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry that can result in significant criminal and civil penalties that can materially affect us, if and when we receive FDA approval to market GlucoTrack® in the United States. These federal laws include, by way of example, the following:

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

As federal and state budget pressures continue, federal and state administrative agencies may also continue to escalate investigation and enforcement efforts to root out waste and to control fraud and abuse in governmental healthcare programs. A violation of any of these federal and state fraud and abuse laws and regulations could have a material adverse effect on a supplier’s liquidity and financial condition. An investigation into the use of a device by physicians may dissuade physicians from recommending that their patients use the device. This could have a material adverse effect on our ability to commercialize GlucoTrack®.

The Privacy Provisions of HIPAA

In the United States, HIPAA, among other things, protects the privacy and security of individually identifiable health information by limiting its use and disclosure. HIPAA directly regulates “covered entities,” such as healthcare providers, insurers and clearinghouses, and regulates “business associates,” with respect to the privacy of patients’ medical information. All entities that receive and process protected health information are required to adopt certain procedures to safeguard the security of that information. It is uncertain whether we would be deemed to be a covered entity under HIPAA and, owing to changes in the law, it is uncertain, based on our current business model, whether we would be a business associate. Nevertheless, we will likely be contractually required to physically safeguard the integrity and security of any patient information that we receive, store, create or transmit in the United States. If we fail to adhere to our contractual commitments, then our physician, hospital or insurance customers may be subject to civil monetary penalties, which could adversely affect our ability to market our devices. Changes in the law wrought by the provisions of Health Information Technology for Economic and Clinical Health (HITECH) Act, enacted as part of the American Recovery and Reinvestment Act of 2009, increase the duties of business associates and covered entities with respect to protected health information that thereby subject them to direct government regulation, increasing its compliance costs and exposure to civil monetary penalties and other government sanctions. While HITECH does not alter the definition of a business associate, it makes it more likely that covered entities with whom we are likely to do business in the United States, if and when we receive FDA approval to market GlucoTrack® in the United States, will require us to enter into business associate agreements.

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

Within the last few years, Continuous Glucose Monitoring (CGM) devices have been introduced into the market and will compete with GlucoTrack® and our future devices. Currently, to our knowledge, three different brands have obtained FDA clearance to market and are selling CGM devices in the U.S. and EU markets. These brands are sold by Medtronic plc. Abbott Laboratories and Dexcom, Inc. CGM devices are invasive devices, in which a needle is inserted under the skin (either in the abdomen or the upper arm) and measures interstitial fluid. Although we cannot predict what standards will be employed by applicable regulatory authorities as we seek FDA clearance, the results achieved by GlucoTrack® 1.0 in our safety and performance clinical trial conducted were similar to the results obtained from the CGM devices that have been introduced to the market, as of the time of their introduction.

In addition, other companies are developing non-invasive glucose testing devices and technologies that could compete with our devices. There are also a number of academic and other institutions involved in various phases of technology development regarding blood glucose monitoring devices. We believe that the majority of non-invasive glucose monitors in development require frequent calibrations (from a few hours to a few days, compared to the GlucoTrack® 1.0, which has a demonstrated efficacy period of six months from the initial calibration). Other companies developing continuous measurement devices, based on minimally invasive methods, such as implants or subdermal needles include Medtronic, Inc., Abbot Laboratories and Dexcom, Inc.

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

To our knowledge, a summary of potential competitors with non-invasive products in development is set forth below in Figure A.

Figure A

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

GlucoTrack® does not directly measure the glucose level concentration in the blood. Rather, it measures several physiological phenomena that are correlated with the glucose level. In order to correlate between the measured signal and the glucose level, a translation is needed. This translation is accomplished through the individual calibration of the device by reference to a measurement obtained from an invasive device.

Non-invasive devices under different stages of development generally require frequent recalibration. For example, GlucoWatch, a single non-invasive product for glucose trend analysis that was previously approved for sale by the FDA, but which is no longer available commercially, required recalibrations approximately every 13 hours. The main reasons for calibration are that tissue parameters generally fluctuate in the area of the measurement and are sensitive to the location of the sensor and the impact of potential disturbances. Disturbances are less frequent in the earlobes, where GlucoTrack® takes its measurements. Utilizing three channels simultaneously reduces the noise contribution in the measurement. In addition, the personal ear clip contains sensors to help users attach the device to the proper part of the ear lobe.

GlucoTrack® 1.0 has received CE Mark approval, which allows us to market and sell GlucoTrack® 1.0 glucose monitoring device in EU member countries that have adopted the MDD without being subject to additional national regulations with regard to demonstration of performance and safety. While the MDD is applicable throughout the EU, it requires only a minimum level of harmonization among member countries. Accordingly, member countries may apply and enforce the MDD’s terms differently, and certain EU member countries may request or require performance and/or safety data additional to the MDD’s requirements from time to time, on a case-by-case basis. Moreover, the MDD notwithstanding, because the regulatory regimes of the EU member countries are significantly diverse, it is difficult to predict future regulatory developments and risks. GlucoTrack® 1.0 has not yet been cleared or approved for commercial sale in any other jurisdiction, including the United States. See “Government Regulation - Regulation of the Design, Manufacture and Distribution of Medical Devices” below for a discussion of the approval process for commercial sale in the United States. There can be no assurance that approval for commercial sale in any additional jurisdiction will be obtained on a timely basis or at all. GlucoTrack 2.0 is currently under development.

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

Employees

As of December 31, 2020, we had 11 full-time employees. None of our employees are represented by a collective bargaining agreement. In addition, as of December 31, 2020, we had 3 consultants.

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

We are a medical device company with a limited operating history. We are not profitable and have incurred losses since our inception. To date we have not generated material revenue from the sale of products, and we do not anticipate that we will report operating income in the near future. Our initial product, GlucoTrack® 1.0, has not been approved for marketing in the United States and may not be sold or marketed without FDA clearance or approval in the United States. Our next generation product, GlucoTrack® 2.0 is currently under development. While our GlucoTrack® 1.0 received CE Mark approval in 2013, there is no assurance that we will be able to generate any material revenues from sales of such model in the EU or any other jurisdictions. We continue to incur research and development and selling, marketing and general and administrative expenses related to our operations, development and commercialization of our first product. Our operating losses for the years ended December 31, 2020 and 2019 were approximately $3.1 million and $3.5 million, respectively, and we had an accumulated deficit of approximately $93.4 million as of December 31, 2020. We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we develop and prepare to commercialize GlucoTrack® 2.0. If we are not successful in developing, manufacturing and distributing GlucoTrack® 2.0, or if GlucoTrack® 2.0 does not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

GlucoTrack® may not be approved for sale in the United States or other (non-CE Mark) jurisdictions.

We will likely be required to undertake significant clinical trials to demonstrate to the FDA that GlucoTrack® is either safe and effective for its intended use or is substantially equivalent in terms of safety and effectiveness to an existing, lawfully marketed non-Section 515 premarket approval (PMA) device (refer to “Management Discussion and Analysis - Government Regulatory”). We may also be required to undertake clinical trials by non-U.S. regulatory agencies in non-CE Mark jurisdictions. Clinical trials are expensive and uncertain processes that may take years to complete. Failure can occur at any point in the process and early positive results do not ensure that the entire clinical trial will be successful. Product candidates in clinical trials may fail to show desired efficacy and safety traits despite early promising results. A number of companies in the medical device industry have suffered significant setbacks in advanced clinical trials, even after their product candidates demonstrated promising results at earlier points.

Positive results from the limited pre-clinical trials and safety and performance clinical trial that we have conducted should not be relied upon as evidence that later-stage or large-scale clinical trials will succeed. These trials involved limited patient populations and there is no assurance that the experimental protocol or protocols, as the case may be, used in these informal trials will be methodologically similar to ones submitted to the FDA or any other regulatory body for its approval. Because of the sample size, possible variation in methodology, differences in exclusion/inclusion criteria, or differences in endpoints, the results of these pre-clinical trials may not be indicative of future results. We will likely be required to demonstrate through well-controlled clinical trials that GlucoTrack® or future product candidates, if any, are safe and effective for their intended uses. In the event that the FDA deems GlucoTrack® to be a Class II device, which we do not believe is likely at this point, then we would be required to demonstrate that it is substantially equivalent in terms of safety and effectiveness to a device lawfully marketed either through a premarket notification or prior to May 28, 1976.

Additionally, although we have received our CE Mark approval for GlucoTrack® 1.0, EU member countries may request or require additional performance and/or safety data from time to time, on a case-by-case basis. GlucoTrack® 2.0 is currently under development.

Further, GlucoTrack® or our future product candidates, if any, may not be cleared or approved, as the case may be, even if the clinical data are satisfactory and support, in our view, its or their clearance or approval. The FDA or other non-U.S. regulatory authorities may disagree with our trial design or interpretation of the clinical data. In addition, any of these regulatory authorities may change requirements for the clearance or approval of a product candidate even after reviewing and providing comment on a protocol for a pivotal clinical trial that has the potential to result in FDA approval. In addition, any of these regulatory authorities may also clear or approve a product candidate for fewer or more limited uses than we request or may grant clearance or approval contingent on the performance of costly post-marketing clinical trials. In addition, the FDA or other non-regulatory authorities may not approve the labeling claims necessary or desirable for the successful commercialization of GlucoTrack® or our future product candidates, if any.

We are highly dependent on the success of our next generation product candidate, GlucoTrack® 2.0, and cannot give any assurance that it will receive regulatory approval or clearance or be successfully commercialized.

We are highly dependent on the success of our next generation product candidate, GlucoTrack® model 2.0. We cannot give any assurance that the FDA will permit us to clinically test the device, nor can we give any assurance that the clinical trials will be successful or that GlucoTrack® 2.0 will receive regulatory clearance or approval or be successfully commercialized, for a number of reasons, including, without limitation, the potential introduction by our competitors of more clinically-effective or cost-effective alternatives, failure in our sales and marketing efforts, or the failure to obtain positive coverage determinations or reimbursement. Any failure to obtain approval to conduct clinical trials, favorable clinical data, clearance or approval of or to successfully commercialize GlucoTrack® 2.0 would have a material adverse effect on our business.

If our competitors develop and market products that are more effective, safer or less expensive than GlucoTrack® or our future product candidates, if any, our commercial opportunities will be adversely affected.

The life sciences industry is highly competitive and we face significant competition from many medical device companies that are researching and marketing products designed to address the needs of persons suffering from diabetes. We are currently developing medical devices that will compete with other medical devices that currently exist or are being developed. Some of our competitors have significantly greater financial, manufacturing, marketing and product development resources than we do. Large medical device companies, in particular, have extensive experience in clinical testing and in obtaining regulatory clearances or approvals for medical devices. These companies also have significantly greater research and marketing capabilities than us. Some of the medical device companies that we expect to compete with include Roche; LifeScan, Inc., a division of Johnson & Johnson; the MediSense and TheraSense divisions of Abbott Laboratories; Ascensia, a spin off from Bayer Corporation; Dexcom, Inc. and Medtronic, Inc. In addition, many other universities and private and public research institutions are or may become active in research involving blood glucose measurement devices.

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

If our competitors market products that are more effective, safer, easier to use or less expensive than GlucoTrack® or our future product candidates, if any, or that reach the market sooner than GlucoTrack® or our future product candidates, if any, we may not achieve commercial success. In addition, the medical device industry is characterized by rapid technological change. It may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete or less competitive.

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

The regulatory approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of GlucoTrack® or our future product candidates, if any.

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

Further, while we have received CE Mark approval for GlucoTrack® 1.0, the MDD requires only minimum harmonization. In practice, uniform regulation throughout the EU is not ensured. Rather, member countries may apply and enforce the MDD’s terms differently, and certain EU member countries may request or require performance and/or safety data additional to the MDD’s requirements from time to time, on a case-by-case basis. Therefore, we cannot predict whether we will be able to successfully commercialize GlucoTrack® or our future product candidates, if any, in the EU.

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

Once regulatory clearance or approval has been granted, the cleared or approved product and its manufacturer are subject to continual review. Any cleared or approved product may only be promoted for its indicated uses. In addition, if the FDA or other non-U.S. regulatory authorities clear or approve GlucoTrack® or our future product candidates, if any, the labeling, packaging, adverse event reporting, storage, advertising and promotion for the product will be subject to extensive regulatory requirements. We, and the manufacturers of our products, if other than us, also will be required to comply with the FDA’s Quality System Regulation, which includes requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Moreover, device manufacturers are required to report adverse events by filing Medical Device Reports with the FDA, which are publicly available. Further, regulatory agencies must approve our manufacturing facilities before they can be used to manufacture products, and these facilities are subject to ongoing regulatory inspection. If we fail to comply with the regulatory requirements of the FDA and other non-U.S. regulatory authorities, or if previously unknown problems with our products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:

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

Even if we receive regulatory clearance or approval to market GlucoTrack® or our future product candidates, if any, the market may not be receptive to our products.

Even if GlucoTrack® or our future product candidates, if any, obtain regulatory clearance or approval, resulting products may not gain market acceptance among physicians, patients, health care payors or the medical community. We believe that the degree of market acceptance will depend on a number of factors, including:

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

If the GlucoTrack® or our future product candidates, if any, fail to achieve market acceptance, we may not be able to generate significant revenue or achieve or sustain profitability.

The coverage and reimbursement status of newly cleared or approved medical devices is uncertain, and failure to obtain adequate coverage and adequate reimbursement could limit our ability to market GlucoTrack® or future product candidates, if any, and may inhibit our ability to generate revenue from GlucoTrack® or our future product candidates, if any, that may be cleared or approved.

There is significant uncertainty related to the third-party coverage and reimbursement of newly cleared or approved medical devices. The commercial success of GlucoTrack® or our future product candidates, if any, in both domestic and international markets will depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, managed care organizations and other third-party payors. Government and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for GlucoTrack® or our future product candidates, if any. These payors may conclude that our products are not as safe or effective as existing devices or that the overall cost of using one of our devices exceeds the overall cost of the competing device, and third-party payors may not approve GlucoTrack® or our future product candidates, if any, for coverage and adequate reimbursement. Furthermore, deficit reduction and austerity measures in the United States and abroad may put further pressure on governments to limit coverage of, and reimbursement for, our products. The failure to obtain coverage and adequate reimbursement for GlucoTrack® or our future product candidates, if any, or health care cost containment initiatives that limit or restrict reimbursement for such products may reduce any future product revenue.

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

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently maintain product liability insurance up to $5,000 thousand per claim and in the aggregate. Although we have product liability coverage, we may have to pay amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

If we fail to attract and retain key management and scientific personnel, we may be unable to successfully develop or commercialize GlucoTrack® or our future product candidates, if any.

We will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our research, development and commercialization efforts for GlucoTrack® or our future product candidates, if any. Our success depends on our continued ability to attract, retain and motivate highly qualified management and pre-clinical and clinical personnel. The loss of the services of any of our senior management could delay or prevent the development or commercialization of GlucoTrack® or our future product candidates, if any. At present, we do not have key man insurance policies with respect to any of our employees. We will need to hire additional personnel as we continue to expand our research and development activities and build a sales and marketing function.

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

We anticipate that, as our operations expand, we will need to expand our manufacturing, marketing and sales capabilities by contracting with third parties. Maintaining these relationships and managing our future growth will impose significant added responsibilities on members of our management. We must be able to manage our development efforts effectively; manage our clinical trials effectively; hire, train and integrate additional management, development, administrative and sales and marketing personnel; improve managerial, development, operational and finance systems; and expand our facilities, all of which may impose a strain on our administrative and operational infrastructure.

We rely on third parties to manufacture and supply our product.

We do not own or operate manufacturing facilities for clinical or commercial production of GlucoTrack®, other than a prototype lab. We have no experience in medical device manufacturing and lack the resources and the capability to manufacture the GlucoTrack® on a commercial scale. To date we have manufactured GlucoTrack® with a third-party manufacturer in Israel.

If our manufacturing partners are unable to produce our products in the amounts, timing or pricing that we require, we may not be able to establish a contract and obtain a sufficient alternative supply from another supplier on a timely basis and in the quantities or pricing we require. We expect to depend on third-party contract manufacturers for the foreseeable future.

GlucoTrack® does, and our future product candidates, if any, likely will require precise, high quality manufacturing. Any of our contract manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and other non-U.S. regulatory authorities to ensure strict compliance with quality system regulations, including current good manufacturing practices and other applicable government regulations and corresponding standards. If our contract manufacturers fail to achieve and maintain high manufacturing standards in compliance with quality system regulations, we may experience manufacturing errors resulting in patient injury or death, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, delay or prevention of filing or approval of marketing applications for our products, cost overruns or other problems that could seriously harm our business.

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

Our success depends, among other things, on our ability to protect proprietary methods and technologies that we develop under the patent and other intellectual property laws of the United States and other countries, so that we can prevent others from unlawfully using our inventions and proprietary information. However, we may not hold proprietary rights to some patents required for us to commercialize proposed products. For this and other reasons, we may be unable to secure desired patent rights, thereby losing desired exclusivity. Although we do not believe that we need any licenses for GlucoTrack®, we may need to obtain licenses in the future for other products or in certain circumstances, such as if one of our patents were declared invalid in the future. If such licenses are not available to us on acceptable terms, we will not be able to market the affected products or conduct the desired activities, unless we successfully challenge the validity, enforceability or infringement of the third-party patent or otherwise circumvent the third-party patent.

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

We intend to market our product candidates in non-U.S. markets. In order to market product candidates in the EU and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals. In December 2012, we submitted our technical file to the Notified Body in connection with our application to obtain CE Mark approval for GlucoTrack® 1.0. On June 4, 2013, we received CE Mark approval for the GlucoTrack® 1.0 from the Notified Body. Receipt of the CE Mark allows us to market and sell the GlucoTrack® 1.0 in EU member countries that have adopted the MDD without being subject to additional national regulations with regard to demonstration of performance and safety. The CE Mark also permits the sale in countries that have an MDD Mutual Recognition Agreement with the EU. However, member countries may apply and enforce the MDD’s terms differently, and certain EU member countries may request or require that we provide performance and/or safety data additional to the MDD’s requirements from time to time, on a case-by-case basis, in order to be cleared to market and sale GlucoTrack® in such countries. Receipt of FDA approval does not ensure approval by regulatory authorities in countries, and approval by one or more non-U.S. regulatory authorities (including receipt of the CE Mark) does not ensure approval by regulatory authorities in other countries or by the FDA. The non-U.S. regulatory approval process may include all of the risks associated with obtaining FDA approval or clearance. We may not obtain additional non-U.S. regulatory approvals on a timely basis, if at all. We may not be able to file for additional non-U.S. regulatory approvals and may not receive necessary approvals to commercialize our product candidates in any market.

Non-U.S. governments often impose strict price controls, which may adversely affect our future profitability.

We intend to seek approval to market GlucoTrack® and our future product candidates, if any, in both the U.S. and in non-U.S. jurisdictions. If we obtain approval in one or more non-U.S. jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our products. In some countries, particularly countries of the EU, each of which has developed its own rules and regulations, pricing may be subject to governmental control under certain circumstances. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a medical device candidate. Each of the EU member states has its own unique legal system and thus it is difficult to predict the particular requirements to which we may be subject. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available products. If reimbursement of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

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

On March 4, 2004, the OCS agreed to provide us with a grant of 420 thousand New Israeli Shekels (“NIS”), or approximately $93 thousand at an exchange rate of 4.502 NIS/dollar (the exchange rate in effect on such date), for our plan to develop a non-invasive blood glucose monitor (the “development plan”). This grant constituted 60% of our research and development budget for the development plan at that time. Due to our acceptance of this grant, we are subject to the provisions of the Israeli Law for the Encouragement of Industrial Research and Development, 1984 (the “R&D Law”). Among other things, the R&D Law restricts our ability to sell or transfer rights in technology or know-how developed with OCS funding or transfer any Means of Control (as defined in the R&D Law) of us to non-Israeli entities. The Industrial Research and Development Committee at the OCS (the “research committee”) may, under special circumstances, approve the transfer outside of Israel of rights in technology or know-how developed with OCS funding subject to certain conditions, including the condition that certain payments be made to the OCS. Additionally, we may not manufacture products developed with OCS funding outside of Israel without the approval of the research committee. The restrictions regarding the sale or transfer of technology or manufacturing rights out of Israel could have a material adverse effect on our ability to enter into strategic alliances or enter into merger or acquisition transactions in the future that provide for the sale or transfer of our technology or manufacturing rights.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Currently, Integrity Israel leases approximately 5,500 square feet of office space in the city of Ashdod, Israel for its principal offices. The lease term began on December 1, 2015 for a period of 5 years which has been extended on august 2020 for an additional 1 years at the option of the Company. Monthly lease payments including maintenance are approximately $10 thousand. The Company estimates that its minimal rent and maintenance payments will be approximately $120 thousand per year over each of the next 9 months. In connection with the lease agreement, Integrity Israel provided the landlord a bank guarantee in the amount of approximately $43 thousand (NIS 137 thousand based on the exchange rate of $.311:1 NIS as of December 31, 2020) that can be exercised by the landlord in the case Integrity Israel fails to pay the monthly rent payments. The guarantee is renewed on an annual basis for a period of 5 years and is secured by funds on deposit with the bank, which generally must be sufficient to cover the principal amount guarantee.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Holders

As of April 13, 2021, there were approximately ______ holders of record of our Common Stock.

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

Overview

We are a medical device company focused on the design, development and commercialization of non-invasive glucose monitoring devices for use by people with diabetes. Integrity Israel was founded in 2001 with a mission to develop, produce and market non-invasive glucose monitors for home use by diabetics. We have developed a non-invasive blood glucose monitor, GlucoTrack®, which is designed to help people with diabetes obtain blood glucose level readings without the pain, inconvenience, cost and difficulty of conventional (invasive) spot finger stick devices. Our first generation product, GlucoTrack® 1.0 utilizes a patented combination of ultrasound, electromagnetic and thermal technologies to obtain blood glucose measurements in less than one minute via a small sensor that is clipped onto one’s earlobe and connected to a small, handheld control and display unit, all without drawing blood. Our next generation product, GlucoTrack® 2.0 which is currently under development, utilizes substantially identical underlying sensor technology, and is expected to be a completely wireless sensor to be clipped on the earlobe. GlucoTrack eliminates the handheld unit and will transmit results directly to a user’s smartphone.

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

Recently issued accounting pronouncements not yet adopted

Accounting Standards Update 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”

In June 2016, The FASB has issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).

The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.

ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.

Many of the loss estimation techniques applied today are still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.

ASU 2016-13 requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements.

In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.

On November 2019, the FASB issued ASC Update Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) – Effective dates, which, among other provisions the effective date of ASU 2016-13 was amended as follows

1.	Public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies (SRCs) as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

2.	All other entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.

As the company is eligible to considered as smaller reporting company ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted.

The adoption of this standard is not expected to result in a material impact to the Company’s financial statements

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the years ended December 31, 2020 and December 31, 2019. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Revenues

During the year ended December 31, 2020 and 2019, our revenues were immaterial.

Research and development expenses

Research and development expenses were $1,532 thousand for the year ended December 31, 2020, as compared to $1,606 thousand for the prior-year period. The decrease is immaterial.

Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, travel expenses, clinical trials and other expenses. We expect research and development expenses to increase in 2021 and beyond, primarily due to hiring additional personnel and developing our product line, as well the development of GlucoTrack® 2.0; however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs, including the FDA registration process, specific requirements from customers, development of new GlucoTrack® models and others.

Selling and marketing expenses

Selling and marketing expenses were $415 thousand for the year ended December 31, 2020, as compared to $573 thousand for the prior-year period. The decrease is primarily attributable to the Company’s decision to reduce its business development expenses in the European market until such a time when the proof of concept of obtaining reimbursement for the product in test markets is realized and general review and streamlining of expenses.

Selling and marketing expenses consist primarily of professional services, salaries, travel expenses and other related expenses. We expect selling and marketing expenses to increase in 2021 and beyond as we continue our focus on marketing and sales.

General and administrative expenses

General and administrative expenses were $1,185 thousand for the year ended December 31, 2020, as compared to $1,535 thousand for the prior-year period. The decrease is attributable to eliminating several positions in the Company’s headquarters in Israel.

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

Financing (Income) expenses, net

Financing Income, net was $98 thousand for the year ended December 31, 2020, as compared to financing expense, net, of $10 thousand for the prior-year period. The increased is attributable to Interest Income on deposit in the amount of $140 thousand, which did not recur in 2019.

Net Loss

Net loss was $3,132 thousand for the year ended December 31, 2020, as compared to a net loss of $3,506 thousand for the prior-year period. The decrease in net loss is attributable primarily to the decrease in our general and administrative expenses, financing expenses, selling and marketing expenses and research and development expenses as described above.

Liquidity and Capital Resources

As of December 31, 2020, and December 31, 2019, cash on hand was $9,823 thousand and $419 thousand, respectively. During 2020, we received $13,009 thousand from the issuance and sale of our common stocks, We do not anticipate that our income from operations will be sufficient to sustain our operations in the next 12 months. Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents will enable us to operate for a period of significantly more than one year from the date of this report

During the years 2003-2004, Integrity Israel received loans from stockholders (four separate lenders) in a total amount of approximately $400 thousand. However, following the repayment of the entire balance to lender in 2015, the remaining balance as of December 31,2020 is approximately $197 thousand.

We are required to pay royalties to the Office of the Chief Scientist at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the development plan up to an amount equal to $93 thousand, plus interest at LIBOR from the date of grant. As of December 31, 2020, the contingent liability with respect to royalty payment on future sales equals to approximately $43 thousand, excluding interest.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net Cash Used in Operating Activities for the Years Ended December 31, 2020 and December 31, 2019

Net cash used in operating activities was $3,501 thousand and $3,899 thousand for the years ended December 31, 2020 and 2019, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of $2,696 thousand and $3,516 thousand, respectively.

Net Cash Used in Investing Activities for the Years Ended December 31, 2020 and December 31, 2019

Net cash used in investing activities was $53 thousand and $23 thousand for the years ended December 31, 2020 and 2019, respectively, consisting of equipment purchases (such as computers, research and development and office equipment).

Net Cash Provided by Financing Activities for the Years Ended December 31, 2020 and December 31, 2019

Net cash provided by financing activities was $13,009 thousand and $4,198 thousand for the years ended December 31, 2020 and 2019, respectively. Cash provided by financing activities for the years ended December 31, 2019 reflected net capital raised from the issuance of Series D Units. Cash provided by financing activities for the years ended December 31, 2020 reflected net capital raised in February 2020 throughout issuance of 37.5 million common stocks.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our General Manager and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost- benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our President and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — the 2013 Integrated Framework. Management has concluded that, as of December 31, 2020, its internal control over financial reporting was effective based on these criteria.

Our management, including our General Manager and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Except for the information about our Code of Ethics below, the information required by this Item 10 is incorporated by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders (the “Proxy Statement”). The definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.

We maintain a Code of Business Conduct and Ethics (Code) that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions, and including our independent directors, who are not employees of the Company, with regard to their Integrity-related activities. The Code incorporates guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws, rules and regulations. The Code also incorporates our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. In addition, the Code incorporates guidelines pertaining to topics such as complying with applicable laws, rules, and regulations; insider trading; reporting Code violations; and maintaining accountability for adherence to the Code. The full text of our Code is published on our web site at http://www.integrity-app.com/investor-relations/corporate-governance/ and is incorporated by reference herein. We intend to disclose future amendments to certain provisions of our Code, or waivers of such provisions granted to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions on our web site. Except as expressly stated herein, the information contained on our website does not constitute a part of this Annual Report on Form 10-K and is not incorporated by reference herein.

Item 11. Executive Compensation.

The information required for this Item is incorporated by reference from our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required for this Item is incorporated by reference from our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required for this Item is incorporated by reference from our Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required for this Item is incorporated by reference from our Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 13, 2021.

INTEGRITY APPLICATIONS, INC.

By:	/s/ Jolie Kahn
Name:	Jolie Kahn
Title:	Chief Financial Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jolie Kahn	Chief Financial Officer	April 13, 2021
Jolie Kahn	(Principal Executive and Financial Officer and Principal Accounting Officer)

/s/ Robert Fischell	Director	April 13, 2021
Dr. Robert Fischell

/s/ Allen Danzig	Director	April 13, 2021
Allen Danzig

/s/ Shimon Rapps	Director	April 13, 2021
Shimon Rapps

/s/ Andrew Sycoff	Director	April 13, 2021
Andrew Sycoff

/s/ Paul V.Goode	Director	April 13, 2021
Paul V.Goode

INTEGRITY APPLICATIONS, INC.

Consolidated Financial Statements

as of December 31, 2020

Fahn Kanne & Co.
Head Office
32 Hamasger Street
Tel-Aviv 6721118, ISRAEL
PO Box 36172, 6136101

T +972 3 7106666
F +972 3 7106660
www.gtfk.co.il

Report of Independent Registered Public Accounting Firm

Board of Directors and the Stockholders of

INTEGRITY APPLICATIONS, INC.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Integrity Applications, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Tel-Aviv, Israel

April 13, 2021

INTEGRITY APPLICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	In thousand of US dollars (except share data)
	December 31, 2020	December 31, 2019

Current Assets
Cash and cash equivalents	9,823	419
Accounts receivable, net	66	70
Inventory (Note 3)	284	184
Other current assets	56	45
Total current assets	10,229	718

Operating lease right-of-use assets, net (Note 4)	166	187
Property and equipment, net (Note 5)	149	134
Non-current Restricted Cash	62	57
TOTAL ASSETS	10,606	1,096

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	869	1,534
Operating lease liabilities, current (Note 4)	84	142
Other current liabilities (Note 6)	392	596
Total Current Liabilities	1,345	2,272

Non-current Liabilities
Long-Term Loans from Stockholders (Note 8)	197	191
Operating lease liabilities, non-current (Note 4)	82	45
Total Non-current liabilities	279	236
Total Liabilities	1,624	2,508

Stockholders’ Equity (Deficit)
Common Stock of $ 0.001 par value (“Common Stock”):
500,000,000 shares authorized; 200,781,064 and 161,858,436 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	201	162
Additional paid-in capital	102,165	89,005
Accumulated other comprehensive income	15	124
Accumulated deficit	(93,399)	(90,703)
Total Stockholders’ equity (deficit)	8,982	(1,412)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	10,606	1,096

The accompanying notes are an integral part of these condensed consolidated financial statements

INTEGRITY APPLICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	In thousand of US dollars
	2020	2019

Revenues	-	208

Research and development expenses (Note 11)	1,532	1,606
Selling and Marketing (Note 12)	415	573
General and administrative expenses (Note 13)	1,185	1,535
Total operating expenses	3,132	3,714

Operating loss	3,132	3,506

Other Income	338	-
Financing income (expense), net	98	(10)
Loss for the period	2,696	3,516
Other comprehensive income:
Foreign currency translation adjustment	(109)	(40)

Comprehensive Loss for the period	2,805	3,556

Loss per share (Basic) (Note 15)	(0.02)	(0.02)

Loss per share (Diluted) (Note 15)	(0.02)	(0.02)

Common shares used in computing Basic and Diluted Loss per share (Note 15)	196,029,360	154,929,064

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	In thousand of US dollars (except share data)
	Common Stock		Additional	Accumulated other		Total Stockholders’
	Number of shares	Amount	paid in capital	comprehensive loss	Accumulated deficit	(deficit) surplus
Balance as of January 1, 2019	141,634,700	142	84,008	164	(87,187)	(2,873)
Loss for the period	-	-	-	-	(3,516)	(3,516)
Other comprehensive loss	-	-	-	(40)	-	(40)
Amounts allocated to Series D-1, D-2 and Series D-3 Warrants, net	-	-	32	-	-	32
Amounts allocated to issuance of Common Stock from Series D offering	17,913,179	19	3,898	-	-	3,917
Issuance of shares as settlement of financial liabilities	1,190,141	1	306	-	-	307
Warrants issued as consideration for placement services	-	-	249	-	-	249
Stock-based compensation	515,120	(*)-	356	-	-	356
Issuance of restricted shares as compensation to the board of directors	605,296	(*)-	156	-	-	156

Balance as of December 31, 2019	161,858,436	162	89,005	124	(90,703)	(1,412)

Balance as of January 1, 2020	161,858,436	162	89,005	124	(90,703)	(1,412)
Loss for the period	-	-	-	-	(2,696)	(2,696)
Other comprehensive loss	-	-	-	(109)	-	(109)
Stock-based compensation	-	-	22	-	-	22
Issuance of Common Stock, net	37,500,000	38	12,215	-	-	12,253
Warrants issued as consideration for placement services	-	-	756	-	-	756
Issuance of restricted shares as compensation to the board of directors	1,422,628	1	167	-	-	168

Balance as of December 31, 2020	200,781,064	201	102,165	15	(93,399)	8,982

(*) Less than 1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

Integrity Application, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2020	2019
Cash flows from operating activities:
Income (loss) for the year	(2,696)	(3,516)

Adjustments to reconcile income (loss) for the year to net cash used in operating activities:
Depreciation	47	51
Stock-based compensation	22	356
Issuance of restricted shares as compensation to the board of directors	168	156
Linkage difference on principal of loans from stockholders	(8)	7
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	10	(44)
Decrease (increase) in inventory	(85)	1
Increase in other current assets	(9)	(19)
Decrease in accounts payable	(714)	(600)
Decrease in other current liabilities	(236)	(291)
Net cash used in operating activities	(3,501)	(3,899)

Cash flows from investment activities:
Purchase of property and equipment	(53)	(23)
Net cash used in investment activities	(53)	(23)

Cash flows from financing activities
Proceeds allocated to Series D Warrants, net of cash issuance expenses	-	33
Proceeds from issuance of Common Stock, net of cash issuance expenses	13,009	4,165
Net cash provided by financing activities	13,009	4,198

Effect of exchange rate changes on cash and cash equivalents	(46)	50

Increase in cash, cash equivalents, and restricted cash	9,409	326
cash, cash equivalents, and restricted cash at beginning of the year	476	150
cash, cash equivalents, and restricted cash at end of the year	9,885	476

Supplementary information on financing activities not involving cash flows:

During the year ending December 31, 2019, the Company settled a portion of the outstanding board fees and management payroll obligations in the amount of $463 thousand through the issuance of 1,795,437 shares of common stock in total to seven board members and three members of the senior management team.

During the years ending December 31, 2020 and 2019, $756 and $249 thousand, respectively, representing the fair value of warrants issued as consideration for placement agent services. This amount was accounted for as Warrants with down-round protection. Upon issuance, the fair value was recognized as an increase in additional paid in capital.

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –	GENERAL

A.	Integrity Applications, Inc. (the “Company”) was incorporated on May 18, 2010 under the laws of the State of Delaware. On July 15, 2010, Integrity Acquisition Corp. Ltd. (hereinafter: “Integrity Acquisition”), a wholly owned Israeli subsidiary of the Company, which was established on May 23, 2010, completed a merger with A.D. Integrity Applications Ltd. (hereinafter: “Integrity Israel”), an Israeli corporation that was previously held by the stockholders of the Company. Pursuant to the merger, all equity holders of Integrity Israel received the same proportional ownership in the Company as they had in Integrity Israel prior to the merger. Following the merger, Integrity Israel remained a wholly-owned subsidiary of the Company. As the merger transaction constituted a structural reorganization, the merger has been accounted for at historical cost in a manner similar to a pooling of interests. Integrity Israel was incorporated in 2001 and commenced its operations in 2002. Integrity Israel, a medical device company, focuses on the design, development and commercialization of non-invasive glucose monitoring devices for use by people with diabetes. Since its incorporation, the Company did not conduct any material operations other than those carried out by Integrity Israel. The development and commercialization of Integrity Israel’s product is expected to require substantial expenditures. Integrity Israel and the Company (collectively, the “Group”) have not yet generated significant revenues from operations, and therefore they are dependent upon external sources for financing their operations. As of December 31, 2020, the Group has incurred accumulated deficit of $93,399 thousand, and negative operating cash flows. As of December 31, 2020, the Company had $9,823 in cash, which is sufficient to meet its capital needs for fiscal 2021 and for at least 12 months from the date of issuance of these financial statements, thus it is expected that the company will be able to operate as a going concern for at least 12 months from the date hereof.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 1 –	GENERAL (cont.)

B.	Risk factors

The Group has a limited operating history and faces a number of risks and uncertainties, including risks and uncertainties regarding continuation of the development process, demand and market acceptance of the Group’s products, the effects of technological changes, competition and the development of products by competitors. Additionally, other risk factors also exist, such as the ability to manage growth and the effect of planned expansion of operations on the Group’s future results and the availability of necessary financing. In addition, the Group expects to continue incurring significant operating costs and losses in connection with the development of its products and marketing efforts. The Group has not yet generated material revenues from its operations to fund its activities and therefore is dependent on the receipt of additional funding from its stockholders and/or new investors in order to continue its operations.

C.	Effect of the spread of the Coronavirus on the Company

In December 2019, the Covid-19 epidemic erupted in China (hereinafter - the “Corona Virus”, the “Event” or the “Crisis”) and at the beginning of 2020, it spread to additional countries across the globe. In January 2020, the World Health Organization declared the outbreak of Corona as a global health emergency and in March 2020, it declared the Corona virus to be a global pandemic. The spreading of the Corona Virus is an extraordinary macroeconomic event in many countries worldwide. As a result of the event, many countries, including Israel, have taken significant steps in an attempt to stem the spreading of the virus. These steps include, inter alia, restriction of civilian movement and employment, closure of businesses and malls, restrictions of gatherings and events, restriction of the transportation of people and goods, closure of international border crossings, reduction in the number of employees permitted to come to their workplaces, etc. The event and the steps being taken by the various countries, as mentioned above, have had a significant impact on many global and local economies as well as on global capital markets, characterized by sharp decreases and extreme volatility in the prices of many securities. In addition, there is an ever-increasing risk of a market recession.

As a result of the COVID-19 pandemic, as near-term measures, we have transitioned some of our employees to remote working arrangements. The transition has had little impact on our employee productivity. Due to the uncertainty of COVID-19, we will continue to assess the situation, including abiding by any government-imposed restrictions, market by market.

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

	2020	2019
Official exchange rate of NIS 1 to US dollar	0.311	0.290
Increase (decrease) of the Official exchange rate of NIS 1 to US dollar during the year:
2020	7.2%
2019	8.4%

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

C.	Principles of consolidation

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

	December 31	December 31
	2020	2019

Cash and cash equivalents	$9,823	$419
Restricted cash	62	57
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$9,885	$476

I.	Income tax

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

The Group accounts for uncertain tax positions in accordance with ASC Topic 740-10, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. According to ASC Topic 740-10, tax positions must meet a more- likely-than-not recognition threshold. The Group’s accounting policy is to classify interest and penalties relating to uncertain tax positions under income taxes, however the Group did not recognize such items in its fiscal 2020 and 2019 financial statements and did not recognize any liability with respect to unrecognized tax position in its balance sheet.

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

Severance expenses for the year ended December 31, 2020, and 2019 amounted to $24 and $79 thousand respectively.

K.	Revenue recognition

The Company derives most of its revenues from sales of its GlucoTrack® glucose monitoring device to distributors. The Company’s products sold through agreements with distributors are generally non-exchangeable, non-refundable and non-returnable and, to date, the Company has not granted to any of its distributors any rights of price protection or stock rotation. Accordingly, the Company considers its distributors as end-users for revenue recognition purposes.

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

Royalty-bearing grants from the OCS to fund approved research and development projects are recognized at the time Integrity Israel is entitled to such grants, on the basis of the costs incurred and reduce research and development costs. The cumulative research and development grants received by Integrity Israel from inception through December 2004 amounted to $93 thousand. Integrity Israel has not received any research and development grants since December 2004.

N.	Warranty

The Group provides a 24-month warranty for its products at no cost. The Group estimates the costs that may be incurred during the warranty period and records a liability for the amounts of such costs at the time revenues are recognized. For the year ended December 31, 2020 and 2019 warranty expenses were clearly insignificant.

O.	Basic and diluted income (loss) per share

Basic income (loss) per share is computed by dividing the income (loss) for the period applicable for Common Stockholders by the weighted average number of shares of Common Stock outstanding during the period. Securities that may participate in dividends with the Common Stock are considered in the computation of basic income per share using the two-class method. However, in periods of net loss, such participating securities are not included since the holders of such securities do not have a contractual obligation to share the losses of the Company.

During the reported period, there were no such participating securities.

In computing, diluted loss per share, basic earnings per share are adjusted to reflect the potential dilution that could occur upon the exercise of options or warrants issued or granted using the “treasury stock method” and upon the conversion of Preferred Stock using the “if-converted method”, if the effect of each of such financial instruments is dilutive.

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

As of December 31, 2020, the balances of accounts receivable was not material and accordingly such balances do not represent substantial concentration of credit risk.

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

Commencing January 1, 2018 and following the early adoption of Accounting Standard Update (ASU) No. 2017-11, “Earnings Per Share” (ASU 2017-11), the Company disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Based on its evaluation, management has determined that such warrants with Down-Round Protection are eligible for equity classification.

In accordance with the provisions of ASU 2017-11, upon the occurrence of an event that triggers a down round protection (i.e., when the exercise price of the warrants is adjusted downward because of the down round feature), the effect is accounted for as a deemed dividend and as a reduction of income available to common shareholders for purposes of basic earnings per share (EPS) calculation.

U.	Modification of equity-classified contracts

The modification or exchange of equity-classified contracts, such as warrants that were classified as equity before the modification or exchange and remained eligible for equity classification after the modification, is accounted for in a similar manner to a modification of stock-based compensation. Accordingly, the incremental fair value from the modification or exchange (the change in the fair value of the instrument before and after the modification or exchange) is recognized as a reduction of, retained earnings (accumulated deficit) as a deemed dividend. Modifications or exchanges that result in a decrease in the fair value of an equity-classified share-based payment awards are not recognized. In addition, the amount of the deemed dividend is also recognized as an adjustment to earnings available to common shareholders for purposes of calculating earnings per share.

V.	Operating Lease

The Company entered into several non-cancelable lease agreements for real estate, and vehicles for use in its operations, which are classified as operating leases.

Commencing January 1, 2019, the Company adopted ASC Update 2016-02, Leases (Topic 842).

The Company used the effective date as the date of initial application. Consequently, the effect of the adoption was reflected through a cumulative-effect adjustment. However, the adoption did not affect the financial statements.

The Company determines if an arrangement is a lease at inception. Under the new guidance, arrangements meeting the definition of a lease are classified as operating or financing leases. A classification of a lease is determined based on the following criteria:

1.	The lease transfers ownership of the underlying asset to the lessee by the end of the lease term.
2.	The lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise.
3.	The lease term is for the major part of the remaining economic life of the underlying asset (Generally, 75% or more of the remaining economic life of the underlying assets).
4.	The present value of the sum of the lease payments and any residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset (Generally, 90% or more of the fair value of the underlying asset).
5.	The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.

If any of these five criteria is met, the lease is classified as a finance lease. Otherwise, the lease is classified as an operating lease.

Leases are recorded on the consolidated balance sheet as both a right of use asset and a lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset results in straight-line rent expense over the lease term. Variable lease expenses, if any, are recorded when incurred.

The Company also elected the short-term lease recognition exemption for all leases that qualify (leases with a term shorter than 12 months). For those leases, right-of-use assets or lease liabilities are not recognized and rent expense is recognized on a straight-line basis over the lease term.

The Company had no material capital leases throughout the reporting periods.

See note 4 for further discussion.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

W.	Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications did not have significant effect on the reported results of operations, shareholder’s deficit or cash flows.

X.	Recently issued accounting pronouncements not yet adopted

Accounting Standards Update 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”

In June 2016, The FASB has issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).

The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.

ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.

Many of the loss estimation techniques applied today are still permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.

ASU 2016-13 requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements.

In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.

On November 2019, the FASB issued ASC Update Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) – Effective dates, which, among other provisions the effective date of ASU 2016-13 was amended as follows

3.	Public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies (SRCs) as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

4.	All other entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.

As the company is eligible to considered as smaller reporting company ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The adoption of this standard is not expected to result in a material impact to the Company’s financial statements.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3 –	INVENTORIES

Inventory	In thousand of US dollars
	December 31, 2020	December 31, 2019
	2020	2019

Raw materials	95	18
Work in process	155	86
Finished products	34	80
	284	184

NOTE 4 –	LEASES

The Company has entered into several non-cancellable operating lease agreements for the Company’s offices and three vehicles. the Company’s leases have original lease periods expiring between 2020 and 2023. Payments due under such lease contracts include primarily fixed payments. the Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. the company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease costs, lease term and discount rate are as follows:

In thousand of US dollars
December 31, 2020

Operating lease cost:
Office space	101
Vehicles	71
172
Remaining Lease Term
Office space	0.67 years
Vehicles	2.33 years

Weighted Average Discount Rate
Office space	10%
Vehicles	10%

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 4 –	LEASES (cont.)

The following is a schedule, by years, of maturities of operating lease liabilities as of December 31, 2020:

In thousand of US dollars
December 31, 2020

Period:
2021	136
2022	28
2023	12
Total operating lease payments	176
Less: imputed interest	10
Present value of lease liabilities	166

NOTE 5 –	PROPERTY AND EQUIPMENT, NET

Property and Equipment	In thousand of US dollars
	December 31, 2020	December 31, 2019

Computers	380	349
Furniture and office equipment	312	270
Leasehold improvements	82	50
	774	669
Less – accumulated depreciation	(625)	(535)
	149	134

During the years ended December 31, 2020 and 2019, depreciation expenses amounted to $47 and $51 thousand respectively, and new equipment purchases amounted to $53 and $23 thousand, respectively.

NOTE 6 –	OTHER CURRENT LIABILITIES

Other Current Liabilities	In thousand of US dollars
	December 31, 2020	December 31, 2019

Employees and related institutions	244	195
Accrued expenses and other	148	401
	392	596

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 7 –	LINE OF CREDIT

As of December 31, 2020, the Group did not have a credit line with any institution.

NOTE 8 –	LONG-TERM LOANS FROM STOCKHOLDERS

During the years 2003-2004, Integrity Israel received loans from stockholders (four separate lenders) in a total amount of approximately $400 thousand. However, following the repayment of the entire balance to creatio1n lender in 2015, the remaining balance as of December 31,2020 is approximately $197 thousand. The loans are indexed to the Israeli consumer price index from their origination date and near no insert.

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

As of December 31, 2020, the Group does not expect to make any additional material repayments during the following 12-month period, if any, and accordingly the entire remaining balance of the loans from stockholders have been presented as long-term liabilities.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 9 –	COMMITMENTS AND CONTINGENT LIABILITIES

A.	On March 4, 2004, the OCS provided Integrity Israel with a grant of approximately $93 thousand (NIS 420 thousand), for its plan to develop a non-invasive blood glucose monitor (the “Development Plan”). Integrity Israel is required to pay royalties to the OCS at a rate ranging between 3-5% of the proceeds from the sale of the Group’s products arising from the Development Plan up to an amount equal to $93 thousand, plus interest at LIBOR from the date of grant. As of December 31, 2020, the remaining contingent liability with respect to royalty payment on future sales equals approximately $43 thousand, excluding interest. Such contingent obligation has no expiration date.

As of December 31, 2020, and 2019, the Group accrued royalties to the OCS in insignificant amounts.

B.	Integrity Israel leases approximately 5,500 sq. ft. of office space in the city of Ashdod, Israel for its principal offices. The lease term began on December 1, 2015 for a period of 5 years which has been extended on august 2020 for an additional 1 year at the option of the Company. Monthly lease payments including maintenance approximate $10 thousand. The Company estimates that its minimal rent and maintenance payments for the remaining original lease term, will approximate $120 thousand Per year over each of the next 9 months. In connection with the lease agreement, Integrity Israel provided the landlord a bank guarantee in the amount of approximately $43 thousand. (NIS 137 thousand.) that can be exercised by the landlord in the case Integrity Israel fails to pay the monthly rent payments. The guarantee is renewed on an annual basis for a period of 4 years and is secured by funds on deposit with the bank, which generally must be sufficient to cover the principal amount guarantee.

C.	On August 1, 2017 the Company entered into an Advisory Agreement with AGI, pursuant to which the Company retained AGI on a non-exclusive basis to provide certain advisory services to the Company for a period of 9 months which was subsequently extended twice and was in effect to October 31, 2019.

The Company paid the Placement Agent approximately $2 million for placement services. and $834 thousand for placement services and Advisory services (see above) in cash during 2020 and 2019.

In addition, during the year ending December 31, 2020 and 2019, $756 and $249 thousand, respectively, representing the fair value of warrants issued as consideration for placement agent services to AGI. This amount was accounted for as Warrants with down-round protection. Upon issuance, the fair value was recognized as an increase in additional paid in capital.

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

A.	2.	Description of the Series D units

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

Placement Agent Compensation

Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with the placement agent for the Offering (the “Placement Agent”), at the closing of the sale of the Units the Company paid the Placement Agent, as a commission, a cash amount equal to 7% of the aggregate sales price of the Units, plus 3% of the aggregate sales price as a management fee plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Units. In addition, pursuant to the placement agent agreement, the company is required to issue to the Placement Agent warrants to purchase up to such number of shares of Common Stock equal to 10% of the aggregate Shares sold in the Offering plus warrants equal to 10% of the total number of the Warrants issued to the Purchasers in the Offering (collectively, the “Placement Agent Warrants”). The terms of the Placement Agent Warrants will be substantially similar to the Warrants except that the Placement Agent Warrants will also be exercisable on a cashless basis and will include full ratchet anti-dilution protection.

B.	Stock-based compensation

	1.	Grants to non-employees

a.	In connection with the 2017 Offering, the Company has issued to the Placement Agent (a) 5-year warrants to purchase up to 13,815,322 shares of Common Stock at an exercise price of $0.258 per share, (b) 5-year warrants to purchase up to 108,305 shares of Common Stock at an exercise price of $1.80 per share.(c) 5-year warrants to purchase up to 108,305 shares of Common Stock at an exercise price of $3.60 per share, and (d) 5-year warrants to purchase up to 108,305 shares of Common Stock at an exercise price of $5.40 per share. The terms of the Placement Agent warrants are substantially similar to the terms of the Series D Warrants except that the Placement Agent warrants may also be exercisable on a cashless basis at all times.

In connection with February 2020 Offering, the Company has issued to the Placement Agent 5-year warrants to purchase up to 3,750,000 shares of Common Stock at an exercise price of $0.4 per share.

During the year ending December 31, 2020 and 2019, $756 and $249 thousand, respectively, representing the fair value of warrants issued as consideration for placement agent services to AGI. This amount was accounted for as Warrants with down-round protection. Upon issuance, the fair value was recognized as an increase in additional paid in capital

As of December 31, 2020, and 2019, the key inputs used in the fair value calculations of the warrant that were affected by the down-round protection were as follows:

Fair value calculations – Warrant	31-Dec-20	31-Dec-19
Dividend yield (%)	-	-
Expected volatility (%)	56.32	56.32
Risk free interest rate (%)	2.5	2.5
Expected term of options (years)	5	5
Exercise price (US dollars)	0.4	0.258-5.400
Share price (US dollars)	0.4	0.258
Fair value (US dollars)	0.2	0.003-0.134

2.	Grants to employees

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

On January 1, 2019, the company issued a ten-year non-qualified stock option to our former President, for the purchase of 75 thousand shares of Common Stock at an exercise price of $4.50 per share, with three-year quarterly vesting commencing on the first quarter after the effective date.

Effective June, 2020, Erez Ben-Zvi has joined the Company as its Vice President of Product, Mr. Ben-Zvi will lead all sales and marketing activities for Integrity and will serve on the Company’s executive leadership team.

The Company granted Mr. Ben-Zvi annual award of NIS 210 thousand worth (approximately $ 61 thousand) of restricted stock units (the “RSU”) effective as of the employee Start Date and on each one-year anniversary following the employee Start Date subject to the approval of the board of directors (the “additional RSU”). The RSU and each of the Additional RSU (if approved by the board of directors), as applicable, shall be based on the stock price at actual the date of grant (and not lower than US$ 0.40 per share). 1/12 of the RSUs shall vest and become nonforfeitable three months following the Start Date, and an additional 1/12 of the RSUs shall vest and become nonforfeitable at the end of every 3-months period thereafter, provided that the employee continues to be employed by the Company at the applicable date of vesting. The vesting schedule shall be also applied to each of the Additional RSUs granted, mutatis mutandis, such that the vesting period of each of the respective Additional RSU shall commence from its actual date of grant

Effective November, 2020, Mr. Shalom Shushan has joined the Company as its Chief Technology Officer, Mr. Shushan will lead all technology and research and development activities for Integrity and will serve on the Company’s executive leadership team.

The Company granted Mr. Shushan annual award of NIS 90 thousand worth (approximately $27 thousand) of restricted stock units (the “RSU”) effective as of the employee Start Date. Furthermore, on each one-year anniversary following the employee Start Date subject to the approval of the board of directors, Company shall grant the Employee with NIS 60 thousand worth of restricted stock units (the “Additional RSU’’). Both the RSU and each of the Additional RSU (if approved by the board of directors), as applicable, shall be based on the stock price at actual the date of grant (and not lower than US$ 0.40 per share). 1/12 of the RSUs shall vest and become nonforfeitable three months following the Start Date, and an additional 1/12 of the RSUs shall vest and become nonforfeitable at the end of every 3-months period thereafter, provided that the Employee continues to be employed by the Company at the applicable date of vesting. The vesting schedule shall be also applied to each of the Additional RSUs granted to the Employee, mutatis mutandis, such that the vesting period of each of the respective Additional RSU shall commence from its actual date of grant

Grants to Employees	Number	Weighted average exercise price (US$)
Balance outstanding of December 31,2018	3,992,610	4.7
Balance exercisable of December 31,2018	2,721,587	$4.63
Granted during 2019	75,000	$4.5
Forfeited during 2019	(2,039,525)	$4.51
Balance outstanding as of December 31,2019	2,028,085	$4.88
Balance exercisable of December 31,2019	1,724,194	$4.63
Granted during 2020	-	$-
Forfeited during 2020	(335,014)	$4.51
Balance outstanding as of December 31,2020	1,693,071	$4.95
Balance exercisable of December 31,2020	1,667,853	4.96

The following tables summarize information about options outstanding at December 31, 2020:

Exercise price (US$)	Outstanding at December 31, 2020	Exercisable at December 31, 2020	Weighted average remaining contractual life (years)

4.50	1,298,859	1,273,651	6.54
6.25	344,212	344,212	1.19
7.75	50,000	50,000	6.26
	1,693,071	1,667,863

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10 –	COMMON STOCK, PREFERRED STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

C.	Stock-based compensation (cont.)

	2.	Grants to employees (cont.)

The fair value of options granted to employees during the years ended on December 31, 2019 was estimated at the dates of grant using the Black-Scholes option model. The following are the data and assumptions used:

Fair value calculations - Warrant	December 31, 2019
Dividend yield (%)	-
Expected volatility (%) (*)	56.32
Risk free interest rate (%)	2.5
Expected term of options (years)	5
Exercise price (US dollars)	0.258-5.400
Share price (US dollars) (**)	0.258
Fair value (US dollars)	0.004-0.134

(*)	Due to the low trading volume of the Company’s Common Stock, the expected volatility for 2019 grants was based on a sample of 248 companies operating in the Healthcare Products industry, respectively.

(**)	The Common Stock price, per share for the year ended December 31, 2019 reflects the Company’s management’s estimation of the fair value per share of Common Stock. In reaching its estimation for December 31, 2019, management considered, among other things, a valuation prepared by a third-party valuation firm following the issuance of the Series D Units.

NOTE 11 –	RESEARCH AND DEVELOPMENT EXPENSES

	In thousand of US dollars
R&D Salaries	December 31, 2020	December 31, 2019

Salaries and related expenses	754	1,268
Professional fees	462	32
Regulations related	96	28
Patents	68	80
Materials	73	97
Depreciation	32	32
Vehicle maintenance	47	58
Other	-	11
	1,532	1,606

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 12 –	SELLING AND MARKETING EXPENSES

Selling and Marketing	December 31, 2020	December 31, 2019

Salaries and related expenses	404	473
Professional fees	11	65
Travel & expenses	-	9
Exhibitions and Shows	-	26
	415	573

NOTE 13 –	GENERAL AND ADMINISTRATIVE EXPENSES

	In thousand of US dollars
General and Administrative	December 31, 2020	December 31, 2019

Salaries and related expenses	368	904
Professional fees	694	497
Travel & expenses	7	31
Depreciation	15	18
Insurance	73	59
Vehicle maintenance	28	26
	1,185	1,535

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 14 –	INCOME TAX

A.	Measurement of results for tax purposes under the Israeli Income Tax (Inflationary Adjustments) Law, 1985 (the “Inflationary Adjustment Law”)

Commencing January 1, 2008, the results of operations of Integrity Israel for tax purposes have been measured on a nominal basis.

B.	Tax assessments

For federal, state and local income tax purposes the Company remains open for examination by the tax authorities for the tax years from 2017 through 2020 under the general statute of limitations.

Notwithstanding, pursuant and subject to the provisions of article 145 of the Income Tax Ordinance, Integrity Israel’s tax returns that were filed with the tax authority up to and including 2016 are considered final.

C.	Carryforward tax losses

As of December 31, 2020, the Company had cumulative net operating losses (NOL) for US federal purposes of approximately $9.3 million. $2.5 million of the federal net operating loss can be carried forward indefinitely and $6.8 million of the federal net operating loss can be offset against taxable income for 20 years that will expire between the years 2030-2037. Integrity Israel has losses carry forward balances for Israeli income tax purposes of approximately $38.9 million to offset against future taxable income for an indefinite period of time.

D.	The following is a reconciliation between the theoretical tax on pre-tax income, at the tax rate applicable to the Company (federal tax rate) and the tax expense reported in the financial statements:

	2020	2019

Pretax income (loss)	(2,696)	(3,516)
Federal tax rate	21%	21%
Income tax expenses (benefit) computed at the ordinary tax rate	(566)	(738)
Non-deductible expenses	10	3
Stock-based compensation	40	33
Tax in respect of differences in corporate tax rates	(42)	(51)
Return to Provision	-	(149)
Losses and timing differences in respect of which no deferred taxes assets were recognized	558	902
	-	-

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 14 –	INCOME TAX (cont.)

E.	Deferred taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of the Group’s future tax assets are as follows:

	2020	2019
Composition of deferred tax assets:
Provision for employee-related obligation	22	25
Non-capital loss carry forwards	10,889	9,826
Valuation allowance	(10,912)	(9,851)
	-	-

NOTE 15 –	LOSS PER SHARE

The loss and the weighted average number of shares used in computing basic and diluted loss per share for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019

Income (loss) for the period attributable to common stockholders	(2,696)	(3,516)

	2020	2019

Common shares used in computing Basic loss per share	196,029,360	154,929,064
Common shares used in computing Diluted loss per share (*)	196,029,360	154,929,064
Total weighted average number of Common shares related to outstanding convertible Preferred Stock, options and warrants excluded from the calculations of diluted loss per share (**)	83,809,954	79,562,675

(*)	In applying the treasury method, the average market price of Common Stock was based on management estimate For December 31, 2020. management considered, among other things, the price per share in February 2020 offering ($0.4)

(**)	Shares that will be issued upon exercise of all stock options and warrants, have been excluded from the calculation of the diluted net loss per share for all the reported periods for which net loss was reported because the effect of the common shares issuable as a result of the exercise or conversion of these instruments was anti-dilutive.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 16 –	SEGMENT INFORMATION

The Company operates in one operating segment with negligible income in 2020.

All long-lived assets are owned by Integrity Israel and are located in Israel.

NOTE 17 –	RELATED PARTIES

A.	Andrew Garrett, Inc., which is controlled by one of our directors, Andrew Sycoff, received during the year ended December 31, 2020, cash approximately $2 million in placement agent fees and 3,750,000 warrants for Placement Agent fees in 2020 from us.

During the year ending December 31, 2020 and 2019, $756 and $249 thousand, respectively, representing the fair value of warrants issued as consideration for placement agent services to AGI. This amount was accounted for as Warrants with down-round protection. Upon issuance, the fair value was recognized as an increase in additional paid in capital

INTEGRITY APPLICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 18 –	SUBSEQUENT EVENTS

On February 8, 2021, the Company announced that it has promoted Erez Ben-Zvi to General Manager in addition to his current role as Vice President of Product, effective immediately, with a one-time bonus of $18,000 and an increase in annual compensation of $36,000. Mr. Ben-Zvi will assume the day-to-day responsibilities of David Malka who will be stepping down as President effective April 6, 2021.

