Form 10-K/A
period 2020-12-31
Integrity Applications, Inc.
filed 2021-04-30
CIK 1506983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-K

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

Integrity Applications, Inc. (“Integrity Applications” or the “Company”) is filing this Amendment No. 1 to Form 10-K (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Original Filing”), filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2021. The purpose of this Amendment is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of the Original Filing, which information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, pursuant to Rule 12b-15 under the Exchange Act, the Company is including Item 15 of Part IV of this Amendment, solely to file the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Except as described above, this Amendment does not amend any other information set forth in the Original Filing, and we have not updated disclosures included therein to reflect any subsequent events.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

OUR DIRECTORS

The table below sets forth (1) the names and ages of our Directors as of the date of this Annual Report, (2) all positions with the Company presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Age	Position

Allen E. Danzig	65	Director, Chair of the Nominating, Governance and Compensation Committee
Dr. Robert Fischell	92	Director, Member of the Audit Committee and Nominating, Governance and Compensation Committee
Paul Goode	53	Director
Shimon Rapps	41	Director, Chair of the Audit Committee
Andrew Sycoff	54	Director, member of the Nominating, Governance and Compensation Committee

Allen E. Danzig has served as a Director of the Company since October 31, 2019 and is the Chair of our Nominating, Governance and Compensation Committee. Mr. Danzig most recently served as Vice President, Assistant General Counsel and Assistant Secretary of L3Harris Technologies, Inc., a global aerospace and defense technology contractor, with $17 billion in annual revenue. Prior to its merger with Harris Corporation in June 2019, Mr. Danzig served as Vice President, Assistant General Counsel and Assistant Secretary at L3 Technologies, Inc. where he had been employed since 2006. Prior to his employment at L3, Mr. Danzig served in management positions with Celanese Corporation, a global chemical and specialty materials company, and The Hertz Corporation, one of the world’s largest vehicle and equipment rental companies. He received his undergraduate degree from Adelphi University and law degree from Pace University School of Law and is a member of the New York State Bar. The Board has determined that Mr. Danzig is suited to serve due to his extensive legal and corporate governance experience.

Dr. Robert Fischell has served as a Director of the Company since 2010. He also serves on Integrity’s Nominating, Governance and Compensation Committee. Dr. Fischell is an inventor and serial entrepreneur with over 160 issued U.S. patents. Starting in 1959, Dr. Fischell spent over 30 years with the Johns Hopkins University Applied Physics Laboratory, which resulted in 53 patents in both aerospace and biomedical technology. His interests at Johns Hopkins then turned to the invention of new medical devices such as pacemakers and implantable heart defibrillators. Starting in 1969, Dr. Fischell began the formation of 14 private companies that licensed his patents on medical devices. These companies include Pacesetter Systems, Inc. (purchased by Siemens and now part of St. Jude Medical, Inc.), IsoStent, Inc. (merged with Cordis Company, a Johnson and Johnson Company), NeuroPace, Inc., Neuralieve, Inc., Angel Medical Systems, Inc., and Svelte Medical Systems, Inc. As it relates to diabetes management devices, he was the inventor of the first implantable insulin pump (which became Minimed, which was sold to Medtronic). Dr. Fischell’s honors include Inventor of the Year for the USA in 1984, election to the National Academy of Engineering in 1989, the Distinguished Physics Alumnus Award of the University of Maryland, and several medals for distinguished accomplishments in science, engineering and innovation. In 2004, Discover magazine gave Dr. Fischell their annual Technology for Humanity award. In 2008, Dr. Fischell received the honorary degree of Doctor of Humane Letters from the Johns Hopkins University in recognition of his many lifesaving inventions. From June 2009 until March 2011, Dr. Fischell was a director of InspireMD, Inc. (OTCBB: NSPR), a medical device company focusing on the development and commercialization of its proprietary stent system, MGuard. Dr. Fischell received his BSME degree from Duke University and MS and Sc.D. degrees from the University of Maryland. At the White House on May 16, 2016, President Obama presented to Dr. Fischell the National Medical of Technology and Innovation, the highest award in the USA for achievements in innovative technology. The Board has determined that Dr. Fischell is suited to serve due to his extensive diabetes and medical device experience.

Paul V. Goode PhD has served as a Director of the Company since December 17, 2020. Mr. Goode currently serves as Vice President of Product Development at Orchestra Biomed where he oversees development of its implantable cardiac stimulator system for hypertension. Prior to Orchestra, from 2010 until July 2019 Paul served in several executive roles at EndoStim, including Senior Vice President of R&D, Chief Technology Officer, and Interim CEO. In October 2019, subsequent to Mr. Goode’s employment, Endostim entered into an assignment of all of its assets for the benefit of its creditors. From 2006 through 2010 he served as VP of Research and Development at Metacure and from 2004 through 2006 Mr. Goode served as Director of Engineering at Impulse Dynamics. Prior to that, Mr. Goode was employed as Director of Engineering at DexCom and as Senior Engineer at MiniMed. The Board has determined that Mr. Goode is an appropriate addition to the Board as a result of his extensive experience in the medical device space.

Shimon Rapps has served as a Director of the Company since July 31, 2019. He is also Chair of Integrity’s Audit Committee. Mr. Rapps serves as Head of Investment Banking at Andrew Garrett, Inc., a full-service investment bank providing wealth management and corporate advisory services, where he has been employed since early 2005. In this role, he oversees all of Andrew Garrett’s corporate finance, investment banking and corporate advisory activities. His experience spans equity and debt financings, mergers and acquisitions, private placements and IPO’s. He has extensive expertise with both public and private, emerging growth and middle market companies, and regularly advises CEO’s, CFO’s and Boards of Directors on matters of corporate governance and strategy. He holds the Series 7, 24, 63, and 66 licenses. The Board has determined that Mr. Rapps is suited to serve due to his extensive investment banking and public company experience.

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

OUR EXECUTIVE OFFICERS

The table below sets forth the names and ages of our executive officers as of the date of this Annual Report and all positions with the Company presently held by each such person. Immediately following the table is biographical information for each of our executive officers.

Name	Age	Position
Erez Ben Zvi	42	General Manager and VP of Product
Jolie Kahn	56	Chief Financial Officer
Shalom Shushan	49	Chief Technology Officer

Erez Ben Zvi was named VP of Product on July 13, 2020 and additionally named General Manager on February 8, 2021. Erez brings 15 years of exceptional product management and leadership experience developing rapid growth strategies for medical device companies. Erez joins Integrity from 3D Systems Healthcare, a NASDAQ-listed 3D printing and digital manufacturing company where he spent 6 years in senior roles, including as Head of Global Market Development. In this role, Erez led all medical 3D printing and VR software solutions, designing the go-to-market strategy and overseeing global market development and expansion, as well as leading the product sales and growth at Point-of-Care. Previously, and until its acquisition by 3D Systems, Erez was leading the clinical application product portfolio at Simbionix, a leader in 3D virtual reality surgical simulation and training where he was responsible for the positioning and launch of their flagship patient-specific simulation product line. Prior to that, Erez held senior positions at Paieon Medical where he spearheaded commercialization of the company’s cardiac catheterization real-time navigation system and led the company through ISO certification and product applications to FDA, CE and Health Canada. He holds a B.Tech degree in Industrial Engineering from Shenkar College of Engineering and Design, and an M.B.A from Bar-Ilan University.

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

Shalom Shushan joined the Company on November 9, 2020, as its Chief Technology Officer. Mr. Shushan leads all technology and research and development activities for Integrity and serves on the Company’s executive leadership team. With more than 20 years in technology and product development leadership roles, Shalom brings extensive experience in sensor technologies, machine learning, algorithm design, product portfolio strategy, and other critical engineering expertise in the field of consumer, security and medical device technologies, including multiple healthcare related wearables. In addition, Mr. Shushan’s leadership experience ranges from managing large global multi-site and cross-functional teams to working with and expanding nascent technology companies, including a medical device startup that he founded. Most recently, Mr. Shushan spent 8 years as VP of Research and Development at Crow Technologies, Ltd., where he drove the technical vision and strategy and was responsible for the development and engineering of its IoT, Smart Home and Telehealth platforms. Previously, Shalom co-founded and was CEO of Nayos Ltd., a privately held embedded solution design house and was CEO and CTO of Bio-Guard following its merger with Nayos. Shalom holds a BS degree in Electrical and Computer Engineering from Ben-Gurion University with a specialization in signal and image processing.

CORPORATE GOVERNANCE

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and regulations of the SEC thereunder requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes of ownership with the SEC. The Company is not reporting on this compliance in this Annual Report

Code of Business Conduct and Ethics

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

Compensation and Nominating and Corporate Governance Committee

The members of the Nominating, Governance and Compensation Committee of the Board are Mr. Allen E. Danzig (Chairman), Mr. Andrew Sycoff and Dr. Robert Fischell. Our Board has determined that these directors (except for Mr. Sycoff) are “independent” as defined by the rules of the SEC. The purposes and powers of the Nominating and Corporate Governance Committee include (i) identifying potential qualified nominees for director and recommend to the Board for nomination candidates for the Board, (ii) developing the Company’s corporate governance guidelines and additional corporate governance policies, and (iii) exercising such other powers and authority as shall from time to time be assigned thereto by resolution of the Board. The Nominating and Corporate Governance Committee adopted the Nominating and Corporate Governance Committee charter on July 5, 2016, which sets forth the duties and responsibilities of the Nominating and Corporate Governance Committee.

Audit Committee and Audit Committee Financial Expert

The members of the Audit Committee of the Board are Mr. Shimon Rapps (Chairman) and Dr. Robert Fischell. Our Board has determined that these directors are “independent” as defined by the rules of the SEC. The primary role of the Committee is to oversee the financial reporting and disclosure process. To fulfill this obligation, the Committee relies on: management for the preparation and accuracy of the Company’s financial statements; both management and the Company’s internal audit department/management for establishing effective internal controls and procedures to ensure the Company’s compliance with accounting standards, financial reporting procedures and applicable laws and regulations; and the Company’s independent auditors for an unbiased, diligent audit or review, as applicable, of the functions of the audit committee are performed by the full Board. Each member of the Committee shall be independent in accordance with the requirements of Rule 10A-3 of the Exchange Act and the NASDAQ Listing Rules. No member of the Committee can have participated in the preparation of the Company’s or any of its subsidiaries’ financial statements at any time during the past three years.

The Board has determined that Mr. Rapps is an “Audit Committee Financial Expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes compensation of our named executive officers, as of December 31, 2020 and 2019.

Summary Compensation Table

The following table summarizes compensation of our named executive officers, as of December 31, 2020 and 2019.

Name and Principal Position	Year		Salary	Bonus	Option Awards	All other Compensation		Total Compensation
David Podwalski	2020		$25,000	$-	$-	$-		$25,000
Former President	2019	(1)	$206,270	$-	$-	$34,413		$240,683

David Malka	2020	(2)	$149,298	$-	$7,491	42,558	(3)	199,347
Former President	2019		$129,795	$-	$-	$44,440	(3)	$174,235

Eugene Naidis	2020	(2)	$237,142	$-	$-	$-	(3)	$237,142
Former Vice President of R&D	2019		$142,738	$-	$-	$49,849	(3)	$192,587

Jolie Kahn	2020		$180,000	$-	$-	$-		$180,000
Interim Chief Financial Officer	2019		$75,000	$-	$-	$-		$75,000

Erez Ben Zvi	2020	(2)	$61,968	$-	$24,975	$18,765	(3)	$105,708

Shalom Shushan	2020		$36,793	$-	$-	$-		$36,793
Chief Technology Officer

(1)	Includes $15,246 in health benefits, $ 3,251 in life insurance premiums and $1,803 cellular telephone expenses.

(2)	Calculated based on the average exchange rate for the year of New Israeli Shekels to U.S. Dollars of NIS 3.604 = U.S. $1.00

(3)	Includes contributions to the (a) Severance Pay- Fund, (b) retirement plan feature of Managers’ Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) and (d) statutory national insurance (Bituach Leumi). Also includes automobile expenses and cellular communications expenses paid by Integrity.

Employment Agreements

Set forth below are summaries of the material terms of the employment agreements of our current named executive officers.

Erez Ben-Zvi

Integrity Applications, Ltd., a wholly owned subsidiary of the Company, entered into an amended employment agreement with Mr. Ben-Zvi as of February 8, 2021. In addition to receipt of a one time bonus of $18,000. the Employee shall be entitled to a gross monthly salary of NIS 33,594 (the “Base Salary”). In addition, in consideration for overtime hours that the Employee may work during the month, the Employee shall receive a global payment of NIS 11,198 (the “Global Overtime Compensation”, and together with the Base Salary, the “Salary”). The Global Overtime Compensation has been determined based on the Company’s estimation of the average of overtime hours per month that the Employee’s position may require.

The Company granted Mr. Ben-Zvi annual award of NIS 210 thousand worth (approximately $ 61 thousand) of restricted stock units (the “RSU”) effective as of the employee Start Date and on each one-year anniversary following the employee Start Date subject to the approval of the board of directors (the “additional RSU”). The RSU and each of the Additional RSU (if approved by the board of directors), as applicable, shall be based on the stock price at actual the date of grant (and not lower than US$ 0.40 per share). 1/12 of the RSUs shall vest and become nonforfeitable three months following the Start Date, and an additional 1/12 of the RSUs shall vest and become nonforfeitable at the end of every 3-months period thereafter, provided that the employee continues to be employed by the Company at the applicable date of vesting. The vesting schedule shall be also applied to each of the Additional RSUs granted, mutatis mutandis, such that the vesting period of each of the respective Additional RSU shall commence from its actual date of grant.

Shalom Shushan

Integrity Applications, Ltd., a wholly owned subsidiary of the Company, entered into an employment agreement with Mr. Shushan as of November 9, 2020. The summary terms of the employment agreement are as follows:

The Employee shall be entitled to a gross monthly salary of NIS 41,250 (the “Base Salary”). In addition, in consideration for overtime hours that the Employee may work during the month the Employee shall receive a global payment of NIS 13,750 per month (the “Global Overtime Compensation”, and together with the Base Salary, the “Salary”). The Global Overtime Compensation has been determined based on Company’s knowledgeable estimation of the average of overtime hours per month that the Employee’s position requires. The Employee shall have 23 annual vacation days.

Subject to the terms and conditions of the Company Share Incentive Plan, as amended and restated from time to time (the “Plan”), the Company shall recommend the Board of Directors of the Parent (the “Parent Board”) to grant the Employee one time award (the “Award”) of NIS 90,000 worth of restricted stock units (the “RSU”) effective as of the Start Date. Furthermore, on each one-year anniversary following the Start Date, Company shall grant the Employee with NIS 60,000 worth of restricted stock units (the “Additional RSU’’). Both the RSU and each of the Additional RSU, as applicable, shall be based on the stock price at actual the date of grant (and not lower than US$ 0.40 per share). 1/12 of the RSUs shall vest and become nonforfeitable three months following the Start Date, and an additional 1/12 of the RSUs shall vest and become nonforfeitable at the end of every 3-months period thereafter, provided that the Employee continues to be employed by the Company at the applicable date of vesting. The vesting schedule shall be also applied to each of the Additional RSUs granted to the Employee, mutatis mutandis, such that the vesting period of each of the respective Additional RSU shall commence from its actual date of grant.

Employee will participate in the annual incentive plan at a level target of up to NIS 60,000 based on the achievement of certain company and individual performance metrics as determined by the Company’s Board of Directors. Company shall have the full discretion to amend and\or cancel the Bonus Plan suggested at any time, at its sole discretion.

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

Outstanding Equity Awards as of December 31, 2020

The following table sets forth for each of Integrity’s named executive officers certain information regarding unexercised options as of December 31, 2020:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
David Malka, Former President	414,831	26,478	$4.50-$6.25	April 3, 2027

DIRECTOR COMPENSATION

The following table sets forth information with respect to the compensation of our directors as of December 31, 2020:

Name	Fees earned or paid in cash	Payment for services in Common Shares (1)	Other Compensation		Options Awards Vested		Total
Allen E. Danzig	$12,500	$37,500		$-		$-	$50,000
Paul Goode	$1,361	$-	$		$		$1,361
Dr. Robert Fischell	$12,000	$36,000		$-		$-	$48,000
Shimon Rapps	$12,500	$37,500		$-		$-	$50,000
Revan Schwartz	$0	$10,375		$-		$-	$10,375
Angela Strand	$0	$12,000		$-		$-	$12,000
Andrew Sycoff	$10,375	$31,125		$-		$-	$41,500

(1) The Board agreed to take seventy-five percent of all compensation for 2020 in stock calculated at the end of each calendar quarter based upon a 10 day volume weighted average price formula as follows:

10 Day VWAP
Q1	$0.401
Q2	$0.329
Q3	$0.421
Q4	$0.344

The Company’s Board fee schedule is as follows:

Fee Table	Annual	Quarter
Board	$35,000	$8,750
Committee Member	$6,500	$1,625
Committee Chair	$15,000	$3,750

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our Common Stock within 60 days of April 30, 2021 by:

●	each person known to us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our named executive officers and our current directors; and
●	all of our executive officers and directors as a group.

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

Applicable percentage ownership is based on 200,781,596 shares of common stock outstanding on April 30, 2021. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 30, 2021. We did not deem these exercisable shares outstanding, however, for the purpose of computing the percentage ownership of any other person. The applicable footnotes are an integral part of the table and should be carefully read in order to understand the actual ownership of our securities, particularly by the 5% stockholders listed in the table.

Name of Beneficial Owner	Number of Shares Beneficially Held	Number of Preferred, Options and Warrants Exercisable within 60 days	Total Shares Beneficially Owned
			Number		Percent
Erez Ben-Zvi	-	-		-	-
Allen E. Danzig	113,013	-		-	* %
Dr. Robert Fischell	455,626	41,560	(1)	497,186	* %
Paul Goode	-	-		-	-%
Jolie Kahn	-	-		-	-%
David Malka	239,975	414,830	(2)	654,805	* %
Shimon Rapps	137,768	-	(3)	137,768	* %
Shalom Shushan	-	-		-	-%
Andrew Sycoff	493,817	1,846,914	(4)	2,340,731	1.2%

All Executive Officers and Directors as a group (9 persons)				3,630,490	1.8%

Principal Stockholders
John A Ballantyne Rev Trust 08/01/2017	66,301,411	-	(5)	66,301,411	33.0%

(1) Ownership includes (i) 412,523 shares of Common Stock owned individually, and (ii) 43,103 owned jointly by Dr. Fischell and his wife. All the options to purchase an aggregate of 41,560 shares of Common Stock granted to Dr. Fischell under the Incentive Plan, will be deemed vested within 60 days of April 30, 2021

(2) Options deemed vested within 60 days of April 30, 2021. In addition to vested options, this number also includes 239,975 shares of Common Stock owned by Mr. Malka.

(3) SDR Diversified Holdings, LLC, an entity owned by Leah Rapps, the wife of Shimon Rapps, owns 46,511 shares of common stock and 15,945,222 warrants to purchase shares of our Common Stock. Leah Rapps has voting control and investment power over SDR Diversified Holdings, LLC. Ms. Rapps also owns 27,285 shares in her personal name. Mr. Rapps disclaims beneficial ownership in the shares and warrants held by his wife and by SDR Diversified Holdings, LLC.

(4) Ownership includes: (i) 106,221 shares of common stock owned by Mr. Sycoff; (ii) 387,596 shares of common stock owned by Andrew Garrett, Inc; and (iii) 1,846,914 shares of common stock issuable upon the exercise of warrants owned by Andrew Garrett, Inc. Mr. Sycoff has voting power and investment control over the shares of common stock held by Andrew Garrett, Inc. Alma Diversified Holdings LLC, an entity owned by Sharon Sycoff, the wife of Mr. Sycoff owns (i) 977,510 shares of common stock; and (ii) 39,173,244 shares of common stock issuable upon the exercise of warrants. Sharon Sycoff has voting power and investment control over the shares and warrants held by Alma Diversified Holdings LLC and Mr. Sycoff disclaims beneficial ownership in the shares and warrants held by Alma Diversified Holdings LLC.

(5) In addition, the John A. Ballantyne Revocable Trust 08/01/2017 owns additional shares of common stock acquirable within 60 days, each of which is subject to a Blocker Limitation. However, the percentage ownership by the John A. Ballantyne Revocable Trust 08/01/2017 is currently in excess of such Blocker Limitations, and as a result, such Blocker Securities have been excluded from the table. These Blocker Securities consist of the following: 4,923,336 warrants. Mr. Ballantyne owns 17,408 shares in his personal name and 66,284,003 shares in the Trust. The address of John A. Ballantyne Rev Trust 08/01/2017 is 1101 28th Avenue, South Fargo, ND 58103. John A. Ballantyne has voting and investment control over the shares held by John A. Ballantyne Rev Trust 08/01/2017.

* Less than 1% ownership.

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

In 2020, Andrew Garrett, Inc., which is controlled by one of our directors, Andrew Sycoff, received from us, cash of $1,980,000 ($1,950,000 for Placement Agent fees relating to our 2020 private placement and $30,000 for Advisory fees that were earned in 2019) and 3,750,000 warrants for Placement Agent fees relating to our 2020 private placement.

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

Principal Accounting Fees and Services. Audit Fees

Fees for services rendered by Fahn Kanne & Co. (“Fahn Kanne”) for professional services rendered for the 2020 and 2019 audit of our annual financial statements, review of financial statements included in quarterly reports on Form 10-Q in 2020 and 2019 and out of pocket expenses, totaled approximately $72,000 and $60,000 for 2020 and 2019, respectively.

Tax Fees

Integrity did not pay Fahn Kanne any fees in 2019 and paid $7500 in 2020 for assurance and related services reasonably related to the performance of the audit or review of the Integrity’s financial statements.

All Other Fees

Integrity did not pay any other fees to Fahn Kanne in 2020 or 2019.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board is solely responsible for the pre-approval of all audit and non-audit services to be provided by the independent accountants. The Board approved all of the fees paid to Fahn Kanne for the years ended December 31, 2020 and 2019.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Document List

(1)	Financial Statements:

The financial statements of the Company were filed with our Form 10-K filed on April 13, 2021 as Part II, Item 8 of that report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 30, 2021.

INTEGRITY APPLICATIONS, INC.

By:	/s/ Jolie Kahn
Name:	Jolie Kahn
Title:	Chief Financial Officer (Principal Executive and Financial Officer)

