Form 10-Q
period 2021-03-31
Integrity Applications, Inc.
filed 2021-05-21
CIK 1506983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 21, 2021, 200,781,596 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

INTEGRITY APPLICATIONS, INC.

INTEGRITY APPLICATIONS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	In thousands of US dollars (except share data)
	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	8,887	9,823
Accounts receivable, net	69	66
Inventory	279	284
Other current assets	45	56
Total current assets	9,280	10,229

Operating lease right-of-use assets, net	149	166
Property and equipment, net	133	149
Non-current Restricted Cash	66	62
TOTAL ASSETS	9,628	10,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	694	869
Operating lease liabilities, current	110	84
Other current liabilities	444	392
Total Current Liabilities	1,248	1,345

Non-current Liabilities
Long-Term Loans from Stockholders	192	197
Operating lease liabilities, non-current	39	82
Total Non-current liabilities	231	279
Total Liabilities	1,479	1,624

Stockholders’ Equity
Common Stock of $ 0.001 par value (“Common Stock”):
500,000,000 shares authorized; 200,781,064 shares issued and outstanding as of March 31, 2021 and December 31, 2020	201	201
Additional paid-in capital	102,214	102,165
Accumulated other comprehensive income	37	15
Accumulated deficit	(94,303)	(93,399)
Total Stockholders’ equity	8,149	8,982

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	9,628	10,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	In thousands of US dollars
	Three-month period ended March 31,
	2021	2020
	(Unaudited)
Research and development expenses	309	413
Selling and Marketing	23	91
General and administrative expenses	564	252
Total operating expenses	896	756

Operating loss	896	756

Financing income (expense), net	(8)	22
Loss for the period	904	734
Other comprehensive income:
Foreign currency translation adjustment	22	19

Comprehensive Loss for the period	882	715

Loss per share (Basic and Diluted)	(0.00)	(0.00)

Common shares used in computing Basic and Diluted Loss per share	200,781,064	181,790,919

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	US dollars (except share data)
	(unaudited)
	Common Stock		Additional	Receipts on	Accumulated other		Total Stockholders’
	Number of shares	Amount	paid in capital	account of shares	comprehensive income	Accumulated deficit	(deficit) Equity
Balance as of January 1, 2020	161,858,436	162	89,005	-	124	(90,703)	(1,412)
Loss for the period of three months	-		-	-	-	(734)	(734)
Other comprehensive income	-	-	-	-	19	-	19
Issuance of Common Stock net of cash issuance costs	37,500,000	38	12,215	-	-	-	12,253
Issuance of shares as settlement of financial liabilities	-	-	-	63	-	-	63
Warrants issued as consideration for placement services	-	-	756	-	-	-	756
Stock-based compensation	-	-	2	-	-	-	2
Balance as of March 31, 2020	199,358,436	200	101,978	63	143	(91,437)	10,947

	US dollars (except share data)
	(unaudited)
	Common Stock		Additional	Accumulated other		Total
	Number of shares	Amount	paid in capital	comprehensive income	Accumulated deficit	Stockholders’ Equity
Balance as of January 1, 2021	200,781,064	201	102,165	15	(93,399)	8,982
Loss for the period of three months					(904)	(904)
Other comprehensive income	-	-	-	22	-	22
Stock-based compensation	-	-	49	-	-	49
Balance as of March 31, 2021	200,781,064	201	102,214	37	(94,303)	8,149

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Three-month period ended March 31,
	2021	2020
	(unaudited)
Cash flows from operating activities:
Loss for the period	(904)	(734)
Adjustments to reconcile loss for the period to net cash used in operating activities:
Depreciation	12	12
Stock-based compensation	49	2
Linkage difference on principal of loans from stockholders	2	-
Changes in assets and liabilities:
Increase in accounts receivable	(5)	(2)
Increase in inventory	(6)	(47)
Decrease (increase) in other current assets	10	(53)
Decrease in accounts payable	(155)	(118)
Increase (Decrease) in other current liabilities	64	(49)
Net cash used in operating activities	(933)	(989)

Cash flows from investing activities:
Purchase of property and equipment	-	(15)
Net cash used in investing activities	-	(15)

Cash flows from financing activities
Issuance of Common Stock net of cash issuance expenses	-	13,009
Net cash provided by financing activities	-	13,009
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(3)
Change in cash, cash equivalents, and restricted cash	(932)	12,002
Cash, cash equivalents, and restricted cash at beginning of the period	9,885	476
Cash, cash equivalents, and restricted cash at end of the period	8,953	12,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplementary information on financing activities not involving cash flows (unaudited):

During the three months ending March 31, 2020, the Company settled the board members fees for the first quarter of 2020 in the amount of $63 thousand through the issuance of 158,237 shares of common stock (issuance of the abomination stocks was done on the second quarter of 2020).

During the three months ending March 31, 2020, $756 thousand representing the fair value of warrants issued as consideration for placement agent services. This amount was accounted for as Warrants with down-round protection. Upon issuance, the fair value was recognized as an increase in additional paid in capital.

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

B.

Since its incorporation, the Company’s material operations have all been carried out by Integrity Israel. The development and commercialization of Integrity Israel’s product is expected to require substantial expenditures. The Group has not yet generated significant revenues from operations, and therefore they are dependent upon external sources for financing their operations. As of March 31, 2021, the Company has an accumulated deficit of $94,303 thousand. In addition, in each year since its inception, the Company reported losses from operations and negative cash flows from operating activities

On February 14, 2020, the Company closed on a $15 million private placement of its common stock, for which it received net cash in excess of $13,009 thousand. As of March 31,2021, the company had cash and cash equivalents in the amount of approximately $8,887 thousand, which is expected to be sufficient to meet its capital needs for at least 12 months from the date of issuance of these interim financial statements, thus the Company is expected to be able to operate as a going concern for at least 12 months from the date hereof.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of presentation

Accounting Principles

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on April 13, 2021. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature

The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any future period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany balances and transactions have been eliminated in consolidation.

Net Loss Per Share

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

An amount of 84,260,774 and 82,442,314 outstanding stock options and stock warrants have been excluded from the calculation of the diluted net loss per share for the period of three months ended March 31, 2021 and 2020, respectively, because the effect of the common shares issuable as a result of the exercise or conversion of these instruments was determined to be anti-dilutive.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

B.	Use of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to the determination of net realizable value of inventory.

C.	Reclassified Amounts

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications did not have material effect on the reported results of operations, shareholder’s equity or cash flows.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 3 – LEASES

The company has entered into several non-cancelable operating lease agreements for the company’s offices and few vehicles. The company’s leases have original lease periods expiring between 2021 and 2023. Payments due under such lease contracts include primarily fix payments. The company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease costs, lease term and discount rate are as follows:

US dollars
Three Months Ended
March 31, 2021
(unaudited)
Operating lease cost:
Office space	29
Vehicles	15
44
Remaining Lease Term
Office space	0.42 years
vehicles	2.29 years

Weighted Average Discount Rate
Office space	10%
Vehicles	10%

The following is a schedule, by years, of maturities of operating lease liabilities as of March 31, 2021:

US dollars
March 31, 2021
(unaudited)
Period:
The remainder of 2021	101
2022	40
2023	22
Total operating lease payments	163
Less: imputed interest	14
Present value of lease liabilities	149

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies and prospects. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements regarding our future activities, events or developments, including such things as future revenues, capital raising and financing, product development, clinical trials, regulatory approval, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, projected performance and trends, and other such matters, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “may,” “will,” “could,” “would,” “should” and other similar words and phrases, are intended to identify forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. These statements relate only to events as of the date on which the statements are made and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. All of the forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially. Risks and uncertainties, the occurrence of which could adversely affect our business, include the risks identified under the caption “Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2020. The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

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

This original approval required that the device be re-calibrated every 30 days, with each such re- calibration taking between 2.5 and 3 hours to complete. In 2014, we received CE Mark approval for six months’ calibration validity of the same device. This approval eliminated the need for monthly re-calibrations and enabled the calibration process to be conducted only when the sensor is replaced, once every 6 months. In 2015, we received a further approval from the Notified Body for improvements to the GlucoTrack® model DF-F to simplify and shorten the initial calibration process for the device (from approximately 2.5 hours to approximately half an hour). All these improvements enhance the competitiveness of the device and its commercial viability. In addition, we received approval from the Notified Body on the updated intended use for the device, which expands the intended user population to include not only Type 2 diabetics, but also people suffering from pre-diabetes conditions, which we believe represents a material expansion of the potential market for the device. Also, in 2015, we received approval from the Notified Body for further improvements to the GlucoTrack® model DF-F that increase the accuracy and efficacy of the device.

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

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the three-month period ended March 31, 2021 compared with the same period ended March 31, 2020. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Three Months ended March 31, 2021 compared to Three Months ended March 31, 2020

Revenues

During the three-month period ended March 31, 2021, we had no revenues.

Research and development expenses

Research and development expenses were $309 thousand for the three-month period ended March 31, 2021, as compared to $413 thousand for the prior-year period. The decrease is immaterial.

Research and development expenses consist primarily of salaries and other personnel-related expenses, materials, clinical trials and other expenses. We expect research and development expenses to increase in 2021 and beyond, primarily due to hiring additional personnel and developing our next generation product line, however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs, including the FDA registration process, specific requirements from customers, development of new GlucoTrack® models and others.

Selling and marketing expenses

Selling and marketing expenses were $23 thousand for the three-month period ended March 31, 2021, as compared to $91 thousand for the prior-year period. The decrease is immaterial.

Selling and marketing expenses consist primarily of professional services, salaries, travel expenses and other related expenses.

General and administrative expenses

General and administrative expenses were $564 thousand for the three-month period ended March 31, 2021, as compared to $252 thousand for the prior-year period. The increase is primarily attributable to hiring of new and augmented personnel to move forward our business agenda.

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

Financing income, net

Financing expenses, net was approximately $8 thousand for the three-month period ended March 31, 2021, as compared to financing income of $22 thousand for the prior-year period.

Net Loss

Net loss was $904 thousand for the three-month period ended March 31, 2021, as compared to $734 thousand for the prior-year period. The decrease in net loss is attributable primarily to the decrease in our operating expenses, as described above.

Liquidity and Capital Resources

As of March 31, 2021, cash on hand was approximately $8.9 million as a result of our $15 million private placement which closed during February 2020, for which we received net cash of approximately $13 million. Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents will enable us to operate for a period in excess of one year from the date of this report. In order to fund our anticipated liquidity needs beyond such period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need to raise additional capital.

Net Cash Used in Operating Activities for the Three-Month Periods Ended March 31, 2021 and March 31, 2020

Net cash used in operating activities was $933 thousand and $989 thousand for the three-month periods ended March 31, 2021 and 2020, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of $904 thousand and $734 thousand, respectively.

Net Cash Used in Investing Activities for the Three-Month Periods Ended March 31, 2021 and March 31, 2020

Net cash used in investing activities was $0 and $15 thousand for the three-month periods ended March 31, 2021 and 2020, respectively, and was used to purchase equipment (such as computers, research and development, and office equipment).

Net Cash Provided by Financing Activities for the Three-Month Periods Ended March 31, 2021 and March 31, 2020

Net cash provided by financing activities was $0 and $13,009 thousand for the three-month periods ended, March 31, 2021 and 2020, respectively. Cash provided by financing activities for the three-month period ended March 31, 2020 reflected net capital raised from the February 2020 private placement and issuance of our common stock.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Operating Officer and our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our President and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Private Placement

On February 14, 2020, we entered into a Securities Purchase Agreement and Registration Rights Agreement with an accredited investor, pursuant to which the accredited investor purchased 37,500,000 shares per share, for an aggregate gross purchase price of $15,000 thousand.

Placement Agent Compensation

In the first quarter of 2020, Andrew Garrett was paid $1,950 thousand in fees in connection therewith, and issued a warrant to purchase 3,750,000 shares to the placement agent with terms similar to the terms of the Placement Agent Warrants issued in 2019.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Schema Document (2)
101.CAL	XBRL Calculation Linkbase Document (2)
101.LAB	XBRL Label Linkbase Document (2)
101.PRE	XBRL Presentation Linkbase Document (2)
101.DEF	XBRL Definition Linkbase Document (2)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 21, 2021

INTEGRITY APPLICATIONS, INC.

By:	/s/ Jolie Kahn
Name:	Jolie Kahn
Title	Interim Chief Financial Officer
(Principal Executive and Financial Officer)

