Form 10-Q
period 2021-06-30
Integrity Applications, Inc.
filed 2021-08-16
CIK 1506983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of August 13, 2021, 15,444,738 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

INTEGRITY APPLICATIONS, INC.

INTEGRITY APPLICATIONS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	In thousands of US dollars (except share data)
	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	7,892	9,823
Accounts receivable, net	66	66
Inventory	285	284
Other current assets	69	56
Total current assets	8,312	10,229

Operating lease right-of-use assets, net	100	166
Property and equipment, net	117	149
Non-current Restricted Cash	78	62
TOTAL ASSETS	8,607	10,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	730	869
Operating lease liabilities, current	61	84
Other current liabilities	294	392
Total Current Liabilities	1,085	1,345

Non-current Liabilities
Long-Term Loans from Stockholders	197	197
Operating lease liabilities, non-current	39	82
Total Non-current liabilities	236	279
Total Liabilities	1,321	1,624

Stockholders’ Equity
Common Stock of $ 0.001 par value (“Common Stock”):
500,000,000 shares authorized; 15,444,697 shares issued and outstanding as of June 30, 2021 and December 31, 2020	201	201
Additional paid-in capital	102,223	102,165
Accumulated other comprehensive income	8	15
Receipts on account of shares	10	-
Accumulated deficit	(95,156)	(93,399)
Total Stockholders’ equity	7,286	8,982

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	8,607	10,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)		US dollars (except share data)
	Six-month period ended June 30,		Three-month period ended June 30,
	(Unaudited)		(Unaudited)
	2021	2020	2021	2020

Research and development	630	792	321	379
Selling and marketing expenses	23	181	-	90
General and administrative	1,116	394	552	142
Total operating expenses	1,769	1,367	873	611

Operating Loss	(1,769)	(1,367)	(873)	(611)

Finance Income, net	12	59	20	37

Net Loss	(1,757)	(1,308)	(853)	(574)
Other comprehensive expenses:
Foreign currency translation adjustment	(7)	(6)	(29)	(25)

Comprehensive loss for the period	(1,764)	(1,314)	(882)	(599)

Net Loss per Common Share
Basic	(0.11)	(0.09)	(0.06)	(0.04)
Diluted	(0.11)	(0.09)	(0.06)	(0.04)

Average number of common shares used in computing basic and diluted loss per share	15,447,490	14,705,094	15,448,212	15,425,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	US Dollars (except share data)
	(Unaudited)
	Common Stock		Additional	Receipts on account	Accumulated Other		Total Stockholders’
	Numbers of Shares	Amount	Paid-in Capital	of shares	Comprehensive Loss	Accumulated Deficit	Equity (Deficit)

Balance at January 1, 2020	12,450,649	162	89,005	-	124	(90,703)	(1,412)
Loss for the period	-	-	-	-	-	(1,308)	(1,308)
Other comprehensive loss	-	-	-	-	(6)	-	(6)
Amounts allocated to issuance of Common Stock	2,884,615	38	12,215	-	-	-	12,253
Issuance of shares as settlement of financial liabilities	89,741	1	62	63	-	-	126
Warrants issued as consideration for placement agent services	-	-	756	-	-	-	756
Stock-based compensation	-	-	13	-	-	-	13
Balance at June 30, 2020	15,425,005	201	102,051	63	118	(92,011)	10,422

Balance at April 1, 2020	15,335,264	200	101,977	64	143	(91,437)	10,947
Loss for the period of three months	-	-	-	-	-	(574)	(574)
Other comprehensive loss	-	-	-	-	(25)	-	(25)
Issuance of shares as settlement of financial liabilities	89,741	1	62	(1)	-	-	62
Stock-based compensation	-	-	12	-	-	-	12
Balance at June 30, 2020	15,425,005	201	102,051	63	118	(92,011)	10,422

Balance at January 1, 2021	15,444,697	201	102,165	-	15	(93,399)	8,982
Loss for the period	-	-	-	-	-	(1,757)	(1,757)
Other comprehensive loss	-	-	-	-	(7)	-	(7)
Issuance of shares as settlement of financial liabilities	-	-	-	10	-	-	10
Stock-based compensation	-	-	58	-	-	-	58
Balance at June 30, 2021	15,444,697	201	102,223	10	8	(95,156)	7,286

Balance at April 1, 2021	15,444,697	201	102,214	-	37	(94,303)	8,149
Loss for the period	-	-	-	-	-	(853)	(853)
Other comprehensive loss	-	-	-	-	(29)	-	(29)
Stock-based compensation	-	-	9	-	-	-	9
Issuance of shares as settlement of financial liabilities	-	-	-	10	-	-	10
Balance at June 30, 2021	15,444,697	201	102,223	10	8	(95,156)	7,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US Dollars
	Six-month period ended June 30.
	2021	2020
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(1,757)	$(1,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22	23
Capital loss on sale of property and equipment	5	-
Stock-based compensation	58	13
Linkage difference on principal of loans from stockholders	2	(1)
Changes in assets and liabilities:
Increase in accounts receivable	(2)	-
Increase in inventory	(6)	(69)
Increase in other current assets	(13)	(36)
Decrease in accounts payable	(121)	(366)
Decrease in other current liabilities	(90)	(148)
Net cash used in operating activities	(1,902)	(1,892)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	4	-
Purchase of property and equipment	(1)	(15)
Net cash provided by (used in) investing activities	3	(15)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of cash issuance expenses	-	13,009

Net cash provided by financing activities	-	13,009

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(16)	(8)

Increase (decrease) in cash, cash equivalents, and restricted cash	(1,915)	11,094

Cash, cash equivalents, and restricted cash at beginning of the period	9,885	476

Cash, cash equivalents, and restricted cash, end of period	$7,970	$11,570

Supplementary information on financing activities not involving cash flows (unaudited):

During the six months ending June 30, 2021 and 2020, the Company settled independent board members’ fees for the first half of 2021 and 2020 in the amount of approximately $10 and $126 thousand through the issuance of shares of common stock.

During the six months ending June 30, 2020, an amount of $756 thousand representing the fair value of warrants issued as consideration for placement agent services. This amount was accounted for as Warrants with down-round protection. Upon issuance, the fair value was recognized as an increase in additional paid in capital.

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

B.

Since its incorporation, the Company’s material operations have all been carried out by Integrity Israel. The development and commercialization of Integrity Israel’s product is expected to require substantial expenditures. The Group has not yet generated significant revenues from operations, and therefore they are dependent upon external sources for financing their operations. As of June 30, 2021, the Company has an accumulated deficit of $95,156 thousand. In addition, in each year since its inception, the Company reported losses from operations and negative cash flows from operating activities

On February 14, 2020, the Company closed on a $15 million private placement of its common stock, for which it received net cash in excess of $13,009 thousand. As of June 30,2021, the company had cash and cash equivalents in the amount of approximately $7,892 thousand, which is expected to be sufficient to meet its capital needs for at least 12 months from the date of issuance of these interim financial statements, thus the Company is expected to be able to operate as a going concern for at least 12 months from the date hereof.

C.	On August 13, 2021, the Company effected a reverse split of its Ordinary Shares in a ratio of 1 for 13 (the “Reverse Share Split”), see more details in Note 4.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of presentation

Accounting Principles

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on April 13, 2021. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature

The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any future period.

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

An amount of 6,360,344 and 6,417,525 outstanding stock options and stock warrants have been excluded from the calculation of the diluted net loss per share for the periods of six months ended June 30, 2021 and 2020, respectively, because the effect of the common shares issuable as a result of the exercise of such instruments was determined to be anti-dilutive.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

B. Use of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As applicable to these consolidated interim financial statements, the most significant estimates and assumptions relate to the determination of net realizable value of inventory.

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

The components of lease costs, lease term and discount rate are as follows:

US dollars
Six Months Ended
June 30, 2021
(unaudited)
Operating lease cost:
Office space	57
Vehicles	23
80
Remaining Lease Term
Office space	0.17 years
vehicles	2.54 years

Weighted Average Discount Rate
Office space	10%
Vehicles	10%

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3 – LEASES (cont.)

The following is a schedule, by years, of maturities of operating lease liabilities as of June 30, 2021:

US dollars
June 30, 2021
(unaudited)
Period:
The remainder of 2021	45
2022	34
2023	29
Total operating lease payments	108
Less: imputed interest	8
Present value of lease liabilities	100

NOTE 4 – SUBSEQUENT EVENTS

In connection with its application to list its shares on NASDAQ, on August 13, 2021, the Company effected a reverse split of its Ordinary Shares in a ratio of 1 for 13 (the “Reverse Share Split”). For accounting purposes, all Shares, options and warrants to purchase Ordinary Shares and loss per share amounts have been adjusted to give retroactive effect to this Reverse Share Split for all periods presented in these consolidated interim financial statements. Any fractional shares resulting from the Reverse Share Split were rounded up to the nearest whole share.

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

The Company conducted a study that evaluated GlucoTracker accuracy in 172 adults with type 2 diabetes who were prescribed one or more medications for major medical conditions associated with diabetes and presented key findings of this study at the European Association for the Study of Diabetes Congress (EASD) in Lisbon, Portugal. The experiment stratified participants into five medication groups, focusing on anti-cholesterolemia, anti-hypertension, anti-thrombotic, and anti-diabetic (prolonged duration and short and mixed duration) medications. The study demonstrated that the use of these common concomitant medications in diabetes had no effect on the performance of GlucoTrack®.

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

Talent development, recruiting and organizational health have been a critical focus of the Company over the last 12 months. A number of high-quality individuals have joined the Company, each of whom bring extensive experience in their respective fields. We have bolstered our Senior Management with the recruitment of Erez Ben-Zvi, a highly experienced MedTech development professional who joined us last year as Vice President of Product, and recently took on the additional role of General Manager, and Shalom Shushan, a seasoned executive who joined us as Chief Technology Officer. We added two new independent directors; Paul V. Goode PhD, who has a decorated career developing innovative medical technologies, including at DexCom and MiniMed, and Luis J. Malavé, formerly of Insulet Corp, Medtronic and MiniMed. Several highly talented and accomplished executives joined the Company as senior advisors to the Board. These include Yair Briman, the former CEO of Philips Healthcare Informatics, Daniel McCaffrey MBA MA, a world-renowned behavioral scientist and digital health expert currently at Samsung Health and formerly of Dexcom, Dr. Alexander Raykhman PhD, a measurement and artificial intelligence expert and Dr. David C. Klonoff, world renowned endocrinologist and diabetes technology thought leader. We intend to continue to invest in our talent and to expand and strengthen all areas within the company.

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

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the three and six months period ended June 30, 2021 compared with the same period ended June 30, 2020. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Three Months ended June 30, 2021 compared to Three Months ended June 30, 2020

Revenues

During the three-month period ended June 30, 2021, we had no revenues.

Research and development expenses

Research and development expenses were $321 thousand for the three-month period ended June 30, 2021, as compared to $379 thousand for the prior-year period. The decrease is immaterial.

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

Selling and marketing expenses

Selling and marketing expenses were $0 thousand for the three-month period ended June 30, 2021, as compared to $90 thousand for the prior-year period. The decrease is attributable to the occurrence of no sales and marketing activities in the second quarter of 2021.

Selling and marketing expenses consist primarily of professional services, salaries, travel expenses and other related expenses.

General and administrative expenses

General and administrative expenses were $552 thousand for the three-month period ended June 30, 2021, as compared to $142 thousand for the prior-year period. The increase is primarily attributable to hiring of new and augmented personnel to move forward our business agenda.

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

Financing income, net

Financing income, net was approximately $20 thousand for the three-month period ended June 30, 2021, as compared to financing income of $37 thousand for the prior-year period. The decrease is immaterial.

Net Loss

Net loss was $853 thousand for the three-month period ended June 30, 2021, as compared to $574 thousand for the prior-year period. The increase in net loss is attributable primarily to the decrease in our operating expenses, as described above.

Six Months ended June 30, 2021 compared to Six Months ended June 30, 2020

Revenues

During the six-month period ended June 30, 2021, we had no revenues.

Research and development expenses

Research and development expenses were $630 thousand for the six-month period ended June 30, 2021, as compared to $792 thousand for the prior-year period. The decrease is immaterial.

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

Selling and marketing expenses

Selling and marketing expenses were $23 thousand for the six-month period ended June 30, 2021, as compared to $181 thousand for the prior-year period. The decrease is attributable to the occurrence of minimal sales and marketing activities in 2021.

Selling and marketing expenses consist primarily of professional services, salaries, travel expenses and other related expenses.

General and administrative expenses

General and administrative expenses were $1,116 thousand for the six-month period ended June 30, 2021, as compared to $394 thousand for the prior-year period. The increase is primarily attributable to hiring of new and augmented personnel to move forward our business agenda.

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

Financing income, net

Financing expenses, net was approximately $12 thousand for the six-month period ended June 30, 2021, as compared to financing income of $59 thousand for the prior-year period. The decrease is immaterial.

Net Loss

Net loss was $1,757 thousand for the six-month period ended June 30, 2021, as compared to $1,308 thousand for the prior-year period. The increase in net loss is attributable primarily to the decrease in our operating expenses, as described above.

Liquidity and Capital Resources

As of June 30, 2021, cash on hand was approximately $8 million as a result of our $15 million private placement which closed during February 2020, for which we received net cash of approximately $13 million. Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents will enable us to operate for a period in excess of one year from the date of this report. In order to fund our anticipated liquidity needs beyond such period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need to raise additional capital.

Net Cash Used in Operating Activities for the Six-Month Periods Ended June 30, 2021 and June 30, 2020

Net cash used in operating activities was $1,902 thousand and $1,892 thousand for the six-month periods ended June 30, 2021 and 2020, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of $1,757 thousand and $1,308 thousand, respectively.

Net Cash Used in Investing Activities for the Six-Month Periods Ended June 30, 2021 and June 30, 2020

Net cash used (provided) in investing activities was $(3) and $15 thousand for the six-month periods ended June 30, 2021 and 2020, respectively, and was used mostly to purchase equipment (such as computers, research and development, and office equipment).

Net Cash Provided by Financing Activities for the Six-Month Periods Ended June 30, 2021 and June 30, 2020

Net cash provided by financing activities was $0 and $13,009 thousand for the six-month periods ended June 30, 2021 and 2020, respectively. Cash provided by financing activities for the three-month period ended June 30, 2020 reflected net capital raised from the February 2020 private placement and issuance of our common stock.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our President and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Private Placement

On February 14, 2020, we entered into a Securities Purchase Agreement and Registration Rights Agreement with an accredited investor, pursuant to which the accredited investor purchased 2,884,615 shares (post adjustment to reflect the effect of the reverse stock split described in Note 4 to part I - FINANCIAL INFORMATION) per share, for an aggregate gross purchase price of $15,000 thousand.

Placement Agent Compensation

In the first quarter of 2020, Andrew Garrett was paid $1,950 thousand in fees in connection therewith, and issued a warrant to purchase 288,462 shares (post adjustment to reflect the effect of the reverse stock split described in Note 4 to part I - FINANCIAL INFORMATION) to the placement agent with terms similar to the terms of the Placement Agent Warrants issued in 2019.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Schema Document (2)
101.CAL	XBRL Calculation Linkbase Document (2)
101.LAB	XBRL Label Linkbase Document (2)
101.PRE	XBRL Presentation Linkbase Document (2)
101.DEF	XBRL Definition Linkbase Document (2)
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 16, 2021

INTEGRITY APPLICATIONS, INC.

By:	/s/ Jolie Kahn
Name:	Jolie Kahn
Title	Interim Chief Financial Officer
(Principal Executive and Financial Officer)

