Form 10-Q
period 2021-09-30
Integrity Applications, Inc.
filed 2021-11-15
CIK 1506983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 000-54785

INTEGRITY APPLICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0668934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Ariel Sharon Street P.O. Box 6037607 Or Yehuda, Israel	L3 7760049
(Address of principal executive offices)	(Zip Code)

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

As of November 12, 2021, 15,447,520 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

INTEGRITY APPLICATIONS, INC.

INTEGRITY APPLICATIONS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	In thousands of US dollars (except share data)
	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	7,000	9,823
Accounts receivable, net	66	66
Inventory	288	284
Other current assets	65	56
Total current assets	7,419	10,229

Operating lease right-of-use assets, net	65	166
Property and equipment, net	71	149
Non-current Restricted Cash	78	62
TOTAL ASSETS	7,633	10,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	645	869
Operating lease liabilities, current	32	84
Other current liabilities	221	392
Total Current Liabilities	898	1,345

Non-current Liabilities
Long-Term Loans from Stockholders	201	197
Operating lease liabilities, non-current	33	82
Total Non-current liabilities	234	279
Total Liabilities	1,132	1,624

Stockholders’ Equity
Common Stock of $ 0.001 par value (“Common Stock”):
500,000,000 shares authorized; 15,444,697 shares issued and outstanding as of September 30, 2021 and December 31, 2020	15	15
Additional paid-in capital	102,417	102,351
Accumulated other comprehensive income	4	15
Receipts on account of shares	25	-
Accumulated deficit	(95,960)	(93,399)
Total Stockholders’ equity	6,501	8,982

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	7,633	10,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)		US dollars (except share data)
	Nine-month period ended September 30,		Three-month period ended September 30,
	(Unaudited)		(Unaudited)
	2021	2020	2021	2020

Research and development	1,077	1,268	447	476
Selling and marketing expenses	136	274	113	93
General and administrative	1,323	712	207	318
Total operating expenses	2,536	2,254	767	887

Operating Loss	(2,536)	(2,254)	(767)	(887)

Other Income (expenses)	(46)	338	(46)	338

Finance Income, net	21	99	9	40

Net Loss	(2,561)	(1,817)	(804)	(509)
Other comprehensive expenses:
Foreign currency translation adjustment	(11)	(24)	(4)	(18)

Comprehensive loss for the period	(2,572)	(1,841)	(808)	(527)

Net Loss per Common Share
Basic	(0.17)	(0.12)	(0.05)	(0.03)
Diluted	(0.17)	(0.12)	(0.05)	(0.03)

Average number of common shares used in computing basic and diluted loss per share	15,448,923	14,947,139	15,451,726	15,425,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	US Dollars (except share data)
	(Unaudited)
	Common Stock		Additional	Receipts on account	Accumulated Other		Total Stockholders’
	Numbers of Shares	Amount	Paid-in Capital	of shares	Comprehensive Loss	Accumulated Deficit	Equity (Deficit)

Balance at January 1, 2020	12,450,649	12	89,155	-	124	(90,703)	(1,412)
Loss for the period	-	-	-	-	-	(1,817)	(1,817)
Other comprehensive loss	-	-	-	-	(24)	-	(24)
Amounts allocated to issuance of Common Stock	2,884,615	3	12,250	-	-	-	12,253
Issuance of shares as settlement of financial liabilities	100,818	-	120	48	-	-	168
Warrants issued as consideration for placement agent services	-	-	756	-	-	-	756
Stock-based compensation	-	-	22	-	-	-	22
Balance at September 30, 2020	15,436,082	15	102,303	48	100	(92,520)	9,946

Balance at July 1, 2020	15,425,005	15	102,237	63	118	(92,011)	10,422
Loss for the period of three months	-	-	-	-	-	(509)	(509)
Other comprehensive loss	-	-	-	-	(18)	-	(18)
Issuance of shares as settlement of financial liabilities	11,077	-	57	(15)	-	-	42
Stock-based compensation	-	-	9	-	-	-	9
Balance at September 30, 2020	15,436,082	15	102,303	48	100	(92,520)	9,946

Balance at January 1, 2021	15,444,697	15	102,351	-	15	(93,399)	8,982
Loss for the period	-	-	-	-	-	(2,561)	(2,561)
Other comprehensive loss	-	-	-	-	(11)	-	(11)
Issuance of shares as settlement of financial liabilities	-	-	-	25	-	-	25
Stock-based compensation	-	-	66	-	-	-	66
Balance at September 30, 2021	15,444,697	15	102,417	25	4	(95,960)	6,501

Balance at July 1, 2021	15,444,697	15	102,409	10	8	(95,156)	7,286
Loss for the period	-	-	-	-	-	(804)	(804)
Other comprehensive loss	-	-	-	-	(4)	-	(4)
Issuance of shares as settlement of financial liabilities	-	-	-	15	-	-	15
Stock-based compensation	-	-	8	-	-	-	8
Balance at September 30, 2021	15,444,697	15	102,417	25	4	(95,960)	6,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US Dollars
	Nine-month period ended September 30.
	2021	2020
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(2,561)	$(1,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	33	35
Capital loss on sale of property and equipment	41	-
Stock-based compensation	66	22
Linkage difference on principal of loans from stockholders	5	(1)
Gain from settlement of liability to service provider	-	(338)
Changes in assets and liabilities:
Increase in inventory	(6)	(94)
Increase in other current assets	(9)	(11)
Decrease in accounts payable	(223)	(360)
Decrease in other current liabilities	(142)	(93)
Net cash used in operating activities	(2,796)	(2,657)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	4	-
Purchase of property and equipment	(1)	(46)
Net cash provided by (used in) investing activities	3	(46)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of cash issuance expenses	-	13,009

Net cash provided by financing activities	-	13,009

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(14)	(18)

Increase (decrease) in cash, cash equivalents, and restricted cash	(2,807)	10,288

Cash, cash equivalents, and restricted cash at beginning of the period	9,885	476

Cash, cash equivalents, and restricted cash, end of period	$7,078	$10,764

Supplementary information on financing activities not involving cash flows (unaudited):

During the Nine months ending September 30, 2021 and 2020, the Company settled independent board members’ fees for the first nine month of 2020 and 2021 in the amount of approximately $168 and $25 thousand through the issuance of shares of common stock.

During the Nine months ending September 30, 2020, an amount of $756 thousand representing the fair value of warrants issued as consideration for placement agent services. This amount was accounted for as Warrants with down-round protection. Upon issuance, the fair value was recognized as an increase in additional paid in capital.

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

B.

Since its incorporation, the Company’s material operations have all been carried out by Integrity Israel. The development and commercialization of Integrity Israel’s product is expected to require substantial expenditures. The Group has not yet generated significant revenues from operations, and therefore they are dependent upon external sources for financing their operations. As of September 30, 2021, the Company has an accumulated deficit of $95,960 thousand. In addition, in each year since its inception, the Company reported losses from operations and negative cash flows from operating activities

On February 14, 2020, the Company closed on a $15 million private placement of its common stock, for which it received net cash in excess of $13,009 thousand. As of September 30,2021, the company had cash and cash equivalents in the amount of approximately $7,000 thousand, which is expected to be sufficient to meet its capital needs for at least 12 months from the date of issuance of these interim financial statements, thus the Company is expected to be able to operate as a going concern for at least 12 months from the date hereof.

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

D.

On September 27, 2021, the Company’s shelf registration statement on Form S-3 (file no. 333-259664) was declared effective by the SEC. The shelf registration statement permits the Company to register upto $100,000,000 of certain equity and debt securities of the Company via prospectus supplement.

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of presentation

Accounting Principles

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on April 13, 2021. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature

The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any future period.

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

An amount of 6,356,344 and 6,257,459 outstanding stock options and stock warrants have been excluded from the calculation of the diluted net loss per share for the periods of nine months ended September 30, 2021 and 2020, respectively, because the effect of the common shares issuable as a result of the exercise of such instruments was determined to be anti-dilutive.

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

The components of lease costs, lease term and discount rate are as follows:

US dollars
Nine Months Ended
September 30, 2021
(unaudited)
Operating lease cost:
Office space	86
Vehicles	32
118

Remaining Lease Term
vehicles	2.29 years

Weighted Average Discount Rate
Office space	10%
Vehicles	10%

INTEGRITY APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3 – LEASES (cont.)

The following is a schedule, by years, of maturities of operating lease liabilities as of September 30, 2021:

US dollars
September 30, 2021
(unaudited)
Period:
The remainder of 2021	8
2022	34
2023	29
Total operating lease payments	71
Less: imputed interest	6
Present value of lease liabilities	65

NOTE 4 – SUBSEQUENT EVENTS

None. [to be updated if any before filing].

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

Integrity Israel was founded in 2001 with a mission to develop, produce and market non-invasive glucose monitors for home use by diabetics. We have developed a non-invasive glucose monitor, the GlucoTrack® glucose monitoring device, which is designed to help people with diabetes and pre-diabetics obtain glucose level readings without the pain, inconvenience, cost and difficulty of conventional (invasive) spot finger stick devices. The first generation GlucoTrack (“GlucoTrack 1.0”) utilizes a patented combination of ultrasound, electromagnetic and thermal technologies to obtain glucose measurements in less than one minute via a small sensor that is clipped onto one’s earlobe and connected to a small, handheld control and display unit, all without drawing blood or interstitial fluid.

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

After a home-based short calibration process of approximately thirty minutes consisting of three typical blood glucose reference measurements, GlucoTrack 1.0 can be used to non-invasively measure glucose levels for six months before a user is required to repeat the calibration process. The entire calibration process can be performed by the user themselves without the need for a trained calibrator. We believe the simple-to-perform calibration, as well as the infrequency of the required re-calibration are significant advantages over our competition.

GlucoTrack 1.0 has received the initial Conformité Européene (CE) Mark (indicating the conformity of the Company’s product with health, safety, and environmental protection standards for products sold within the European Economic Area) approval for the GlucoTrack 1.0 from DEKRA Certification B.V., our European notified body (the “Notified Body”), which is an entity that has been accredited by a member state of the European Union (“EU”) to assess whether a product to be placed on the market meets certain preordained standards. The intended use for GlucoTrack 1.0 received by the Notified Body is for both those subjects with Type 2 diabetes as well as those suffering from pre-diabetes.

Receipt of the CE Mark allows us to market and sell GlucoTrack 1.0 glucose monitoring device in EU member countries that have adopted the European Medical Device Directive (the “MDD”) without being subject to additional national regulations with regard to demonstration of performance and safety. However, although the MDD is applicable throughout the EU, in practice it does not ensure uniform regulation throughout the EU. Accordingly, member countries may apply and enforce the MDD’s terms differently, and certain EU member countries may request or require performance and/or safety data in addition to the MDD’s requirements from time to time, on a case-by-case basis. The CE Mark also permits the sale in countries that have an MDD Mutual Recognition Agreement with the EU. This would include some countries in South East Asia as well as in Latin America, opening new potential markets for Integrity on a global basis.

Safety and quality are non-negotiables in the medical devices industry. Regulatory requirements are increasingly stringent throughout every step of a product’s life cycle, including service and delivery. More and more, organizations in the industry are expected to demonstrate their quality management processes and ensure best practice in everything they do. ISO 13485 is an internationally agreed standard that sets out the requirements for a quality management system specific to the medical devices industry. On March 1, 2019 we received an extension of our ISO 13485:2016 certificate and Annex II certification from the EU. The ISO 13485:2016 certification signifies that we have met the standards required for company-wide implementation of device quality management system(s). The scope of the certification is design, development, manufacture and service of non-invasive glucose monitoring systems for home use. Annex II also addresses quality control systems. The certification allows us to self-certify certain modifications and changes and simplifies some of the reporting to and review by the relevant Notified Body. This can shorten the CE-mark review process of future GlucoTrack enhancements or revisions, including software updates and other improvements of the device that do not affect the intended use and/or safety performance. The ISO 13485:2016 and Annex II certifications enable us to potentially reduce the time to market for product sales on new, enhanced or modified GlucoTrack devices.

Clinical trials conducted in Germany by Pfutzner Science & Health Institute, GmbH, headed by Prof. Dr. Andreas Pfutzner, on subjects with Type 2 diabetes and pre-diabetes, as well as at Soroka University Medical Center, Beer-Sheva, Israel, demonstrated favorable results. Results from the trials show 99.3% of the study data points were within the clinically accepted A and B zones of the Clarke Error Grid (which is a tool used to quantify the clinical accuracy of blood glucose estimates generated by meters as compared to a reference value), and 17.0% Mean Absolute Relative Difference. In addition, the German trial concluded that the data confirms the performance of the GlucoTrack among its intended users, including pre-diabetic patients.

In addition, the Company has demonstrated (1) GlucoTrack 1.0 demonstrates consistent glucose measurement repeatability between different GlucoTrack devices and on each earlobe of the same subject; (2) the repeatability of different GlucoTrack 1.0 devices is similar at all tested glucose ranges and post-prandial time periods; and (3) the GlucoTrack 1.0 mean precision absolute relative difference (PARD) of 8.2% is equivalent or better than the independently reported PARD values of commercially available continuous glucose monitoring systems.

The Company conducted an additional study that evaluated GlucoTrack accuracy in 172 adults with type 2 diabetes who were prescribed one or more medications for major medical conditions associated with diabetes and presented key findings of this study at the European Association for the Study of Diabetes Congress (EASD) in Lisbon, Portugal. The experiment stratified participants into five medication groups, focusing on anti-cholesterolemia, anti-hypertension, anti-thrombotic, and anti-diabetic (prolonged duration and short and mixed duration) medications. The study demonstrated that the use of these common concomitant medications in diabetes had no effect on the performance of GlucoTrack 1.0.

The Company had begun the implementation of a proof-of-concept pilot program for GlucoTrack 1.0 in the Netherlands, a country chosen based on the relatively smaller size of the marketplace to allow us to rapidly assess our performance and make adjustments as necessary. We have been working closely with our exclusive distributor in the Netherlands, Medireva B.V., and have accomplished product and disease area training across the organization and segmentation of the local target audiences including key opinion leaders, treating physicians, and diabetes nurses. The most important aspect of our pilot program in the Netherlands are the discussions held with many health insurance companies. Approval of full or partial reimbursement by the health insurance companies will be a key factor in enabling us to achieve significant sales volume. The Company has made progress with several of these companies on initial programs with GlucoTrack 1.0 as an important step towards reimbursement approval.

Talent development, recruiting and organizational health have been a critical focus of the Company. A number of high-quality individuals have joined the Company, each of whom bring extensive experience in their respective fields. We have bolstered our Senior Management with the recruitment of Erez Ben-Zvi, a highly experienced MedTech development professional who joined us last year as Vice President of Product, and recently took on the additional role of General Manager, and Shalom Shushan, a seasoned executive who joined us as Chief Technology Officer. Paul, V. Goode PhD, who has a decorated career developing innovative medical technologies, including at DexCom and MiniMed and was a member of the Board of Directors of the Company, was appointed as President and Chief Operating Officer. Luis J. Malavé, formerly of Insulet Corp, Medtronic and MiniMed has joined as an independent board member. Several highly talented and accomplished executives joined the Company as senior advisors to the Board. These include Yair Briman, the former CEO of Philips Healthcare Informatics, Daniel McCaffrey MBA MA, a world-renowned behavioral scientist and digital health expert currently at Samsung Health and formerly of Dexcom, Dr. Alexander Raykhman PhD, a measurement and artificial intelligence expert and Dr. David C. Klonoff, world renowned endocrinologist and diabetes technology thought leader. We intend to continue to invest in our talent and to expand and strengthen all areas within the company.

Recently, the Company performed a top-down analysis of the GlucoTrack 1.0 model to identify areas of potential enhancement, as it relates to the platform, integrations, sensor technologies, accuracy as well as manufacturing costs. The result of this comprehensive review is an accelerated development plan for GlucoTrack 2.0. GlucoTrack 2.0 will be a completely wireless and rechargeable earclip to be paired with a smartphone, with more capabilities and features, increased accuracy, significantly greater margins for the Company and lower cost to the end-user as compared to GlucoTrack 1.0.

As previously reported, the Company has made significant progress towards receiving insurance reimbursement in the Netherlands. With the new accelerated development plan for GlucoTrack 2.0, and all of the expected advantages over GlucoTrack 1.0, it became clear to the Company that introducing GlucoTrack 2.0 rather than the GlucoTrack 1.0 would serve the diabetes market and the Company more effectively. We are currently working with our European partners on the roadmap for distribution of GlucoTrack 2.0 when completed and ready to market.

In addition to the European markets, the Company is now focused on the U.S. market as well, including building out its U.S. go-to-market strategy and planning the required FDA clinical trials and field testing to support its entrance into the market. The Company is currently in the process of identifying clinical sites in the U.S., interviewing Contract Research Organizations (CRO’s), and forming its Scientific and Medical Advisory Boards. We intend to build out a team to support the U.S. activities while continuing our technology development in our R&D facility located in Israel.

On October 19, 2021, Paul V. Goode was appointed as President and Chief Operating Officer of Integrity Applications, Inc. (the “Company”), effective November 1, 2021 (“Effective Date”). He has served as a member of Integrity’s Board of Directors since December 17, 2020. Concurrent with his new appointment, Mr. Goode will be stepping down from the Board. In this role, Goode will lead the company’s operations, overseeing strategy, design, manufacturing, business and product development and begin to build the U.S. infrastructure in preparation for the U.S. clinical trials of GlucoTrack. He will devote such time as necessary to perform his duties but shall be able to pursue other professional opportunities at the same time. His base salary shall be $175,000 per year, and he shall be entitled to a cash bonus of up to 20% of his annual base salary as determined by the Company’s Compensation Committee and shall be granted options to purchase up to One and half Percent (1.5%) of the fully diluted common stock, par value $0.001 per share, of the Company (“Common Stock”) as of the Effective Date, with a per share exercise price equal to the greater of (A) $5.20 per share or (B) the closing price of a share of Common Stock on the Effective Date, as reported by Bloomberg L.P., which shall vest in equal monthly installments over a three year period following the Effective Date. The bonus and equity incentives shall be subject to clawback rights if there is a misstatement of financials which changes any metrics upon which a bonus or incentives are based and the clawback will be pro rata based upon the changes in the financials with respect to the effect on any underlying metrics.

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

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the three and nine months period ended September 30, 2021 compared with the same period ended September 30, 2020. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Three Months ended September 30, 2021 compared to Three Months ended September 30, 2020

Revenues

During the three-month period ended September 30, 2021, we had no revenues.

Research and development expenses

Research and development expenses were $447 thousand for the three-month period ended September 30, 2021, as compared to $476 thousand for the prior-year period. The decrease is immaterial.

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

Selling and marketing expenses

Selling and marketing expenses were $113 thousand for the three-month period ended September 30, 2021, as compared to $93 thousand for the prior-year period. The decrease is immaterial.

Selling and marketing expenses consist primarily of professional services, salaries, travel expenses and other related expenses.

General and administrative expenses

General and administrative expenses were $207 thousand for the three-month period ended September 30, 2021, as compared to $318 thousand for the prior-year period. The increase is primarily attributable to hiring of new and augmented personnel to move forward our business agenda.

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

Financing income, net

Financing income, net was approximately $9 thousand for the three-month period ended September 30, 2021, as compared to financing income of $40 thousand for the prior-year period. The decrease is immaterial.

Net Loss

Net loss was $804 thousand for the three-month period ended September 30, 2021, as compared to $509 thousand for the prior-year period. The increase in net loss is attributable primarily to one-time income in the amount of $ 338 recorded in the three-month period ended September 30, 2020 resulting from an agreement signed with one of our suppliers.

Nine Months ended September 30, 2021 compared to Nine Months ended September 30, 2020

Revenues

During the nine-month period ended September 30, 2021, we had no revenues.

Research and development expenses

Research and development expenses were $1,077 thousand for the nine-month period ended September 30, 2021, as compared to $1,268 thousand for the prior-year period. The decrease is attributable to a decrease in research and development as the change in management evaluates the Company’s direction and potential move to clinical trials in the U.S.

Research and development expenses consist primarily of salaries and other personnel-related expenses, materials, clinical trials and other expenses. We expect research and development expenses to increase in 2021 and beyond, primarily due to hiring additional personnel and developing our next generation product line; however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs, including the FDA registration process, specific requirements from customers, development of new GlucoTrack models and others.

Selling and marketing expenses

Selling and marketing expenses were $136 thousand for the nine-month period ended September 30, 2021, as compared to $274 thousand for the prior-year period. The decrease is attributable to the occurrence of minimal sales and marketing activities in 2021.

Selling and marketing expenses consist primarily of professional services, salaries, travel expenses and other related expenses.

General and administrative expenses

General and administrative expenses were $1,323 thousand for the nine-month period ended September 30, 2021, as compared to $712 thousand for the prior-year period. The increase is primarily attributable to hiring of new and augmented personnel to move forward our business agenda.

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

Financing income, net

Financing income, net was approximately $21 thousand for the nine-month period ended September 30, 2021, as compared to financing income of $99 thousand for the prior-year period. The decrease is due to lower interest rates on savings accounts.

Net Loss

Net loss was $2,561 thousand for the nine-month period ended September 30, 2021, as compared to $1,817 thousand for the prior-year period. The increase in net loss is attributable primarily to one-time income in the amount of $ 338 recorded in the nine-month period ended September 30, 2020 resulting from an agreement signed with one of our suppliers.

Liquidity and Capital Resources

As of September 30, 2021, cash on hand was approximately $7 million as a result of our $15 million private placement which closed during February 2020, for which we received net cash of approximately $13 million. Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents will enable us to operate for a period in excess of one year from the date of this report. In order to fund our anticipated liquidity needs beyond such period (or possibly earlier if our current cash burn rate, strategy or operating plan change in a way that accelerates or increases our liquidity needs), we will need to raise additional capital.

On September 27, 2021, the Company’s shelf registration statement on Form S-3 (file no. 333-259664) was declared effective by the SEC. The shelf registration statement permits the Company to register up to $100,000,000 of certain equity and debt securities of the Company via prospectus supplement.

Net Cash Used in Operating Activities for the Nine-Month Periods Ended September 30, 2021 and September 30, 2020

Net cash used in operating activities was $2,796 thousand and $2,657 thousand for the nine-month periods ended September 30, 2021 and 2020, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of $2,561 thousand and $1,817 thousand, respectively.

Net Cash Used in Investing Activities for the Nine-Month Periods Ended September 30, 2021 and September 30, 2020

Net cash used (provided) in investing activities was $(3) and $46 thousand for the nine-month periods ended September 30, 2021 and 2020, respectively, and was used mostly to purchase equipment (such as computers, research and development, and office equipment).

Net Cash Provided by Financing Activities for the Nine-Month Periods Ended September 30, 2021 and September 30, 2020

Net cash provided by financing activities was $0 and $13,009 thousand for the nine-month periods ended September 30, 2021 and 2020, respectively. Cash provided by financing activities for the nine-month period ended September 30, 2020 reflected net capital raised from the February 2020 private placement and issuance of our common stock.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our President and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Placement Agent Compensation

In the nine-months ended September 30, 2020, Andrew Garrett was paid $1,950 thousand in fees in connection therewith, and issued a warrant to purchase 288,462 shares (post adjustment to reflect the effect of the reverse stock split described in Note 4 to part I - FINANCIAL INFORMATION) to the placement agent with terms similar to the terms of the Placement Agent Warrants issued in 2019.

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

Dated: November 15, 2021

INTEGRITY APPLICATIONS, INC.

By:	/s/ Jolie Kahn
Name:	Jolie Kahn
Title	Interim Chief Financial Officer
(Principal Executive and Financial Officer)

