Form 10-K
period 2021-12-31
GlucoTrack, Inc.
filed 2022-03-31
CIK 1506983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission file number 000-54785

GLUCOTRACK, INC.

(FORMERLY: INTEGRITY APPLICATIONS, INC.)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☒

Emerging growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	GCTK	Nasdaq Capital Market

The aggregate market value of the voting stock held by non-affiliates is approximately $32,694,000 based on the closing price of $5.33 per share of the registrant’s common stock, as reported on the OTCQB on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter of 2021.

As of March 30, 2022, 15,455,109 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None, except as noted for Part III information in the Company’s Schedule 14A to be filed on or before April 30, 2022.

GENERAL

Unless the context otherwise requires, the terms “we”, “our”, “ours” “us”, “GlucoTrack” and “Integrity”, refer to A.D. Integrity Applications, Ltd., an Israeli corporation (“Integrity Israel”), for all periods prior to July 15, 2010 and to Integrity Israel and GlucoTrack, Inc. (Formerly: Integrity Applications, Inc.), a Delaware corporation, on a combined basis, for all periods from and including July 15, 2010 to March 31, 2022, and thereafter to Integrity Israel and GlucoTrack, Inc.

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

Integrity Israel was founded in 2001 with a mission to develop, produce and market non-invasive glucose monitors for home use by diabetics. We have developed a non-invasive glucose monitor, the GlucoTrack® glucose monitoring device, which is designed to help people with diabetes and pre-diabetics obtain glucose level readings without the pain, inconvenience, cost and difficulty of conventional (invasive) spot finger stick devices. The first generation GlucoTrack (“GlucoTrack 1.0”) utilizes a combination of ultrasound, electromagnetic and thermal technologies to obtain glucose measurements in less than one minute via a small sensor that is clipped onto one’s earlobe and connected to a small, handheld control and display unit, all without drawing blood or interstitial fluid.

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

GlucoTrack 1.0 received the initial Conformité Européene (CE) Mark (indicating the conformity of the Company’s product with health, safety, and environmental protection standards for products sold within the European Economic Area) approval for the GlucoTrack 1.0 from DEKRA Certification B.V., our European notified body (the “Notified Body”), which is an entity that has been accredited by a member state of the European Union (“EU”) to assess whether a product to be placed on the market meets certain preordained standards. The intended use for GlucoTrack 1.0 received by the Notified Body is for both those subjects with Type 2 diabetes as well as those suffering from pre-diabetes.

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

Safety and quality are non-negotiables in the medical devices industry. Regulatory requirements are increasingly stringent throughout every step of a product’s life cycle, including service and delivery. More and more, organizations in the industry are expected to demonstrate their quality management processes and ensure best practice in everything they do. ISO 13485 is an internationally agreed standard that sets out the requirements for a quality management system specific to the medical devices industry. On March 1, 2019, we received an extension of our ISO 13485:2016 certificate and Annex II certification from the EU. The ISO 13485:2016 certification signifies that we have met the standards required for company-wide implementation of device quality management system(s). The scope of the certification is design, development, manufacture and service of non-invasive glucose monitoring systems for home use. Annex II also addresses quality control systems. The certification allows us to self-certify certain modifications and changes and simplifies some of the reporting to and review by the relevant Notified Body. This can shorten the CE-mark review process of future GlucoTrack enhancements or revisions, including software updates and other improvements of the device that do not affect the intended use and/or safety performance. The ISO 13485:2016 and Annex II certifications enable us to potentially reduce the time to market for product sales on new, enhanced or modified GlucoTrack devices.

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

Talent development, recruiting and organizational health have been a critical focus of the Company. A number of high-quality individuals have joined the Company, each of whom bring extensive experience in their respective fields. We have bolstered our Senior Management with the recruitment of Erez Ben-Zvi, a highly experienced MedTech development professional who joined us last year as Vice President of Product, and later on took on the additional role of General Manager. Paul, V. Goode PhD, who has a decorated career developing innovative medical technologies, including at DexCom and MiniMed and was a member of the Board of Directors of the Company, was appointed as President and Chief Operating Officer. In addition, James P. Thrower PhD, a seasoned executive formerly of Sterling Medical Devices, Mindray DS USA and DexCom, Inc. joined as Vice President of Engineering. Luis J. Malavé, formerly of Insulet Corp, Medtronic and MiniMed has joined as an independent board member. Several highly talented and accomplished executives joined the Company as senior advisors to the Board. These include Yair Briman, the former CEO of Philips Healthcare Informatics, Daniel McCaffrey MBA MA, a world-renowned behavioral scientist and digital health expert formerly at Samsung Health and Dexcom, Inc., Dr. Alexander Raykhman PhD, a measurement and artificial intelligence expert and Dr. David C. Klonoff, world renowned endocrinologist and diabetes technology thought leader. We intend to continue to invest in our talent and to expand and strengthen all areas within the Company.

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

As previously reported, the Company made significant progress towards receiving insurance reimbursement in the Netherlands. With the new accelerated development plan for GlucoTrack 2.0, and all of the expected advantages over GlucoTrack 1.0, it became clear to the Company that introducing GlucoTrack 2.0 rather than the GlucoTrack 1.0 would serve the diabetes market and the Company more effectively. We are currently working with our European partners on the roadmap for distribution of GlucoTrack 2.0 when completed and ready to market.

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

Recent Events

On June 22, 2021, Luis J. Malavé has been appointed to the Company’s Board of Directors. Mr. Malavé brings more than 30 years of leadership experience in the MedTech industry, primarily in diabetes management, spanning all company stages, from private startups to large-cap publicly listed companies. He has extensive expertise in product development, operations, marketing, strategic partnerships, and US FDA regulatory strategy.

Since October 2017, Mr. Malavé has served as President of EOFLOW CO. Ltd., a company listed on the Korea Stock Exchange that has developed a wearable disposable insulin pump. From October 2014 to June 2016, he was COO of Mikroscan Technologies. Prior to that, Mr. Malavé was the President and CEO of Palyon Medical, maker of an implantable drug-delivery system that spun out from German medical-technology giant Fresenius SE. Prior to Palyon, he spent nearly a decade at insulin pump maker Insulet Corp., including as its Senior Vice President of Research, Development and Engineering, and as Chief Operating Officer. He also held various senior positions at Medtronic and MiniMed, overseeing product development of various diabetes management devices. Mr. Malavé earned his Bachelor’s degree in Mathematics and Computer Science from the University of Minnesota, a Master’s degree in Software Engineering from the University of St. Thomas, and an MBA from the University of Maryland.

On October 19, 2021, Paul V. Goode was appointed as President and Chief Operating Officer of the Company, effective November 1, 2021 (“Effective Date”). He has served as a member of Integrity’s Board of Directors since December 17, 2020. Concurrent with his new appointment, Mr. Goode will be stepping down from the Board. In this role, Goode will lead the company’s operations, overseeing strategy, design, manufacturing, business and product development and begin to build the U.S. infrastructure in preparation for the U.S. clinical trials of GlucoTrack. He will devote such time as necessary to perform his duties but shall be able to pursue other professional opportunities at the same time. His base salary shall be $175,000 per year, and he shall be entitled to a cash bonus of up to 20% of his annual base salary as determined by the Company’s Compensation Committee and shall be granted options to purchase up to One and half Percent (1.5%) of the fully diluted common stock, par value $0.001 per share, of the Company (“Common Stock”) as of the Effective Date, with a per share exercise price equal to the greater of (A) $5.20 per share or (B) the closing price of a share of Common Stock on the Effective Date, as reported by Bloomberg L.P., which shall vest in equal monthly installments over a three year period following the Effective Date. The bonus and equity incentives shall be subject to clawback rights if there is a misstatement of financials which changes any metrics upon which a bonus or incentives are based and the clawback will be pro rata based upon the changes in the financials with respect to the effect on any underlying metrics.

In connection with our application to list our shares of common stock on Nasdaq Capital Market (“NASDAQ”), on August 13, 2021, we effected a reverse split of our common stock in a ratio of 1 for 13 (the “Reverse Share Split”).

On September 27, 2021, our shelf registration statement on Form S-3 (file no. 333-259664) was declared effective by the SEC. The shelf registration statement permits us to register up to $100,000,000 of certain equity and debt securities of the Company via prospectus supplement.

On December 8, 2021, we announced that our shares of common stock were approved for listing on the NASDAQ. Trading on NASDAQ commenced on December 10, 2021 under its existing trading symbol, IGAP.

On March 14, 2022, we changed our name to GlucoTrack, Inc. with Nasdaq and our trading symbol to GCTK.

On March 22, 2022, Shalom Shushan, Chief Technology Officer, provided notice of his resignation from the Company, effective May 22, 2022, for personal reasons. In connection with the Company’s previously announced plans to migrate certain aspects of product development to the United States, James P. Thrower PhD, Vice President of Engineering, will be assuming Mr. Shushan’s responsibilities.

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

Since its inception date, the Company did not conduct any material operations other than those carried out by Integrity Israel. The development and commercialization of the Product is expected to require substantial expenditures. The Group has not yet generated significant revenues from operations, and therefore they are dependent upon external sources for financing their operations. As of December 31, 2021, the Group has incurred accumulated deficit of $97,466 thousand. During the year ended December 31, 2021 the Company incurred losses from ongoing operation and has negative cash flow from operating activity.

On February 14, 2020, the Company closed on a $15 million private placement of its common stock, for which it received net cash in excess of $13,009 thousand. In addition, on September 27, 2021, the Company’s shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission (SEC) which permits the Company to register up to $100,000 thousand of certain equity and debt securities of the Company via prospectus supplement. To date, funds have not been raised through this shelf registration statement

Management believes the cash balance amounted to $6,062 thousand as of December 31, 2021, is sufficient to meet its capital needs of the Group for at least 12 months from the issuance date of these consolidated financial statements. Thus, it is expected that the Company will be able to operate as a going concern for at least 12 months from the date hereof.

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

Research & Development

We focus significant time and resources on research and development in connection with our efforts to continue to develop, improve and commercialize GlucoTrack®, as well as in connection with our development of other GlucoTrack® models. Our continuing research and development activities are primarily focused on software and algorithm improvements intended to improve the accuracy of the device, clinical trials to test the performance of the GlucoTrack® device when used by children and teenagers between the ages of six and 18, preparation for future FDA trials, testing new characteristics of the device, development of a new device in the GlucoTrack® family and seeking to streamline and continue to simplify the calibration process. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Results of Operation” below for a discussion of the research and development expenses for the fiscal years ended 2021 and 2020.

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

The GlucoTrack® 1.0 has not been approved for commercial sale in the United States. The GlucoTrack® 2.0 is still under development and has not yet been approved for commercial sale in or outside the United States. In discussions with the FDA regarding the regulatory pathway, the FDA is not yet entirely sure whether a de novo pathway is acceptable and recommended that the Company should plan to support this approach through risk analysis and an explanation of why the new measurement paradigm it is proposing does not introduce greater risks. FDA noted that no decision has been made that a PMA will be required.

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

Cnoga	TensorTip CGM Combo Glucometer	Optical lookup table	Yes	Spot	Four LED signals are beamed through the finger; color image sensor executes a special algorithm

Diamontech	DMT Pocket/ DMT Band	Mid-infrared absorption spectroscopy	Yes	Spot	Uses mid-infrared pulses from an infrared laser to excite glucose molecules in the interstitial layer of skin. Absorption of these pulses depends on the concentration of glucose and results in a heat wave migrating to the skin surface, where it is picked up by photo-thermal detection.

ESER	GlucoGenius	Metabolic heat confirmation (MHC)	Yes	Spot	Combination of 9 independent measurements that are performed simultaneously and based on method of metabolic heat conformation (MHC) by radiation, convection and evaporation with electromagnetic technologies. The device integrates 3 types of sensors: temperature, humidity and infrared.

GlucoActive	Gluco Station	Optical	Yes	Spot	Using spectrophotometry to measure the scattering of light by glucose molecules to determine glucose concentration.

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

Corporate Information

Our principal offices are located at 8 Ariel Sharon Street, P.O. Box 6037607, Or Yehuda, Israel, 7760049 and our telephone number is 972-8-675-7878. Our website address is http://www.integrity-app.com; the reference to such website address does not constitute incorporation by reference of the information contained on the website and such information should not be considered part of this report. There is no relationship between us and Integrity Applications, Incorporated, the engineering and software services company based in Chantilly, Virginia.

Board and Committees

We have five members on our Board, four of whom are independent. The Board has an Audit Committee and a Compensation Committee and Nominating and Corporate Governance Committee, the Audit consisting solely of independent directors. We are continuing to consider expansion of the Board and the establishment of additional appropriate Board committees to support the Company.

Employees

As of December 31, 2021, we had 5 full-time employees. None of our employees are represented by a collective bargaining agreement. In addition, as of December 31, 2021, we had 5 consultants.

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

We are a medical device company with a limited operating history. We are not profitable and have incurred losses since our inception. To date we have not generated material revenue from the sale of products, and we do not anticipate that we will report operating income in the near future. Our initial product, GlucoTrack® 1.0, has not been approved for marketing in the United States and may not be sold or marketed without FDA clearance or approval in the United States. Our next generation product, GlucoTrack® 2.0 is currently under development. We continue to incur research and development and selling, marketing and general and administrative expenses related to our operations, development and commercialization of our first product. Our operating losses for the years ended December 31, 2021 and 2020 were approximately $4.0 million and $3.1 million, respectively, and we had an accumulated deficit of approximately $97.5 million as of December 31, 2021. We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we develop and prepare to commercialize GlucoTrack® 2.0. If we are not successful in developing, manufacturing and distributing GlucoTrack® 2.0, or if GlucoTrack® 2.0 does not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

The funding that we received through the Israeli Innovation Authority (IIA) for research and development activities restricts our ability to manufacture products or to transfer technology outside of Israel.

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

We had identified a material weakness in our internal control over financial reporting, and we may not be able to successfully implement remedial measures.

We identified material weaknesses related to our internal control over financial reporting as of December 31, 2021 and concluded that internal control over financial reporting as at December 31, 2021 were not effective. The ineffectiveness of the Company’s internal control over financial reporting was due to identification of material weaknesses related to lack of sufficient internal accounting personnel, segregation of duties, and lack of sufficient internal controls (including IT general controls) that encompass the Company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting.

We expect to complete our remediation plan within the next 12 months. However, we have not tested the effectiveness of our internal control over financial reporting and cannot assure you that we will be able to successfully remediate this material weakness and, even if we do, we cannot assure you that we will not suffer from other material weaknesses in the future. Except for additional personnel costs, the cost of systems and the costs of our third-party service providers, we do not expect to incur any material costs related to our remediation plan.

Further, there can be no assurance that we will not suffer from other material weaknesses or significant deficiencies in the future. If we fail to remediate these material weaknesses or fail to otherwise maintain effective internal controls over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our common stock. Additionally, failure to remediate the material weakness or otherwise maintain effective internal controls over financial reporting may also negatively impact our operating results and financial condition, impair our ability to timely file our periodic and other reports with the SEC, subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

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

Our common stock may be a penny stock if, among other things, the stock price is below $5.00 per share. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk- disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Broker-dealers must also provide customers that hold penny stock in their accounts with such broker-dealer a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to an investor in violation of the penny stock rules, the investor may be able to cancel its purchase and get its money back.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Currently, Integrity Israel have several non-cancellable operating lease agreements for few vehicles. the Company’s leases have original lease periods expiring between 2023 and 2024. Payments due under such lease contracts include primarily fixed payments. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Since March 2021 Integrity Israel rents several workspaces at designated office building in the city Or – Yehoda. such rent replace the principal offices of the Company in the city Ashdod. According to the new agreements the Company rents those flexible shared workspaces for periods shorter than one year (mostly 6 month), and renews the agreement in accordance with its needs.

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

Holders

As March 30, 2022, there were approximately 358 holders of record of our Common Stock.

Dividends

We have never declared or paid any cash dividends on our Common Stock and do not anticipate paying any dividends on our Common Stock in the foreseeable future. Any cash that might be available for payment of dividends will be used to expand our business.

Item 6. Selected Financial Data

[Reserved].

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

Critical accounting estimates.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with USGAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net sales, costs and expenses and related disclosures. management believes that there are no critical accounting estimates in these financial statements.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. For the Company, the amendments in the update were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10, which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the SEC) and other non-SEC reporting entities to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. Early adoption is permitted.

As the company is eligible to considered as smaller reporting company ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this standard is not expected to result in a material impact to the Company’s financial statements.

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the years ended December 31, 2021 and December 31, 2020. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Research and development expenses

Research and development expenses were $1,810 thousand for the year ended December 31, 2021, as compared to $1,532 thousand for the prior-year period. The increase is attributable to expenses due to slow inventory write-off.

Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, travel expenses, clinical trials and other expenses. We expect research and development expenses to increase in 2022 and beyond, primarily due to hiring additional personnel and developing our product line, as well the development of GlucoTrack® 2.0; however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs, including the FDA registration process, specific requirements from customers, development of new GlucoTrack® models and others.

Selling and marketing expenses

Selling and marketing expenses were $139 thousand for the year ended December 31, 2021, as compared to $415 thousand for the prior-year period. The decrease is primarily attributable to the Company’s decision to reduce its business development expenses until the completion of the development of the GlucoTrack® 2.0.

Selling and marketing expenses consist primarily of professional services, salaries, travel expenses and other related expenses.

General and administrative expenses

General and administrative expenses were $2,091 thousand for the year ended December 31, 2021, as compared to $1,185 thousand for the prior-year period. The increase is primarily attributable to hiring of new and augmented personnel to move forward our business agenda.

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

Financing Income, net

Financing Income, net was $26 thousand for the year ended December 31, 2021, as compared to financing Income, net, of $98 thousand for the prior-year period. The decrease in the financing income is attributed to the decrease in interest income resulting from the reduction in the company’s cash balance over the year.

Net Loss

Net loss was $4,067 thousand for the year ended December 31, 2021, as compared to a net loss of $2,696 thousand for the prior-year period. The increase in net loss is attributable primarily to the increase in our general and administrative expenses and development expenses as described above.

Liquidity and Capital Resources

As of December 31, 2021, and December 31, 2020, cash on hand was $6,062 thousand and $9,823 thousand, respectively. During 2020, we received $13,009 thousand from the issuance and sale of our common stocks, We do not anticipate that our income from operations will be sufficient to sustain our operations in the next 12 months. Based on our current cash burn rate, strategy and operating plan, we believe that our cash and cash equivalents will enable us to operate for a period of significantly more than one year from the date of this report to cover our current operating needs and initial clinical trials.

During the years 2003-2004, Integrity Israel received loans from stockholders (four separate lenders) in a total amount of approximately $400 thousand. However, following the repayment of the entire balance to lender in 2015, the remaining balance as of December 31, 2021 is approximately $210 thousand.

We are required to pay royalties to the Office of the Chief Scientist at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the development plan up to an amount equal to $93 thousand, plus interest at LIBOR from the date of grant. As of December 31, 2021, the contingent liability with respect to royalty payment on future sales equals to approximately $43 thousand, excluding interest.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Net Cash Used in Operating Activities for the Years Ended December 31, 2021 and December 31, 2020

Net cash used in operating activities was $3,769 thousand and $3,501 thousand for the years ended December 31, 2021 and 2020, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of $4,067 thousand and $2,696 thousand, respectively offset by the net changes in operating assets and liabilities that during the year ended December 31, 2021 increased our net cash used in operating activities for the year ended December 31, 2021 by $981 thousand.

Net Cash Used in Investing Activities for the Years Ended December 31, 2021 and December 31, 2020

Net cash used in investing activities was $1 thousand and $53 thousand for the years ended December 31, 2021 and 2020, respectively, mainly consisting of equipment purchases (such as computers, research and development and office equipment).

Net Cash Provided by Financing Activities for the Years Ended December 31, 2021 and December 31, 2020

Net cash provided by financing activities was $0 thousand and $13,009 thousand for the years ended December 31, 2021 and 2020, respectively. Cash provided by financing activities for the years ended December 31, 2020 reflected net capital raised in February 2020 throughout issuance of 37.5 million common stocks.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021, or the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are ineffective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is not accumulated and communicated to management, including our principal executive and financial officers, in a manner sufficient to allow timely decisions regarding required disclosure, due to the material weaknesses in internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based principally on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of the end of the period covered by this report. Based on that evaluation, we have identified material weaknesses related to our internal control over financial reporting as of December 31, 2021 and concluded that internal control over financial reporting as at December 31, 2021 were not effective. As defined in Regulation 12b-2 under the Securities Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected on a timely basis. Specifically, as of December 31, 2021, the ineffectiveness of the Company’s internal control over financial reporting was due to identification of material weaknesses related to lack of sufficient internal accounting personnel, segregation of duties, and lack of sufficient internal controls (including IT general controls) that encompass the Company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting.

Management has identified corrective actions to remediate such material weaknesses, which includes hiring additional employees. Management intends to implement procedures to remediate such material weaknesses during the fiscal year 2022; however, the implementation of these initiatives may not fully address any material weaknesses that we may have in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As the Company has historically had personnel both in the U.S. and Israel, there has been no change in working status due to working remotely as a result of COVID-19.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Item 9B. Other Information.

None.

Item 9 C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspection

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

Item 14. Principal Accountant Fees and Services.

The information required for this Item is incorporated by reference from our Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Document List

(1)	Financial Statements:

The financial statements of the Company filed herewith are set forth in Part II, Item 8 of this report.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits:

Exhibit Number	Description
2.1	Merger Agreement and Plan of Reorganization, dated as of May 25, 2010, by and among Integrity Applications, Inc., Integrity Acquisition Ltd. and A.D. Integrity Applications Ltd. (1)
3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)

3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
3.3	Bylaws of Integrity Applications, Inc. (1)
3.4	Certificate of Designation of Preferences and Rights of Series A 5% Convertible Preferred Stock (2)
3.5	Certificate of Designation of Preferences and Rights of Series B 5.5% Convertible Preferred Stock (3)
3.6	Certificate of Designation of Preferences and Rights of Series C 5.5% Convertible Preferred Stock (8)
3.7	Amendments to The Company's Certificate of Incorporation**
4.1	Specimen Certificate Evidencing Shares of Common Stock (1)
4.2	Form of Common Stock Purchase Warrant (1)
4.3	Form of Series A Securities Purchase Agreement (2)
4.4	Form of Series A Common Stock Purchase Warrant (2)
4.5	Form of Series A Registration Rights Agreement (2)
4.6	Form of Series B Securities Purchase Agreement (3)
4.7	Form of Series B-1 Common Stock Purchase Warrant (3)
4.8	Form of Series B-2 Common Stock Purchase Warrant (3)
4.9	Form of Series B Registration Rights Agreement (3)
4.10	Form of Series C Securities Purchase Agreement (8)
4.11	Form of Series C-1 Common Stock Purchase Warrant (8)
4.12	Form of Series C-2 Common Stock Purchase Warrant (8)
4.13	Form of Series C Registration Rights Agreement (8)
4.14	Form of Series D Securities Purchase Agreement (12)
4.15	Form of Series D-1 Common Stock Purchase Warrant (12)
4.16	Form of Series D-2 Common Stock Purchase Warrant (12)
4.17	Form of Series D-3 Common Stock Purchase Warrant (12)
4.18	Form of Series D Registration Rights Agreement (12)
10.1*	Integrity Applications, Inc. 2010 Incentive Compensation Plan (1)
10.2*	Amendment No. 1 to Integrity Applications, Inc. 2010 Incentive Compensation Plan (13)
10.3*	Amendment No. 2 to Integrity Applications, Inc. 2010 Incentive Compensation Plan (11)
10.4*	Form of Director and Officer Indemnification Agreement (1)
10.5*	Personal Employment Agreement, dated as of October 19, 2010, between A.D. Integrity Applications Ltd. and Avner Gal (1)
10.6*	Letter Agreement, effective as of April 7, 2017, among Integrity Applications, Inc., A.D. Integrity Applications Ltd., and Avner Gal (11)
10.7*	Amended and Restated Personal Employment Agreement, effective as of April 7, 2017, between A.D. Integrity Applications Ltd. and David Malka (11)
10.8	Irrevocable Undertaking of Indemnification, dated as of July 26, 2010, by and among Integrity Applications, Inc., Avner Gal, Zvi Cohen, Ilana Freger, David Malka and Alexander Raykhman (1)
10.9	Investment Agreement, dated February 18, 2003, between A.D. Integrity Applications Ltd., Avner Gal, Zvi Cohen, David Freger and David Malka and Yigal Dimri (1)
10.10*	Form of Stock Option Agreement (1)
10.11*	Form of Stock Option Agreement (ESOP) (1)
10.12	Letter of Approval, addressed to Integrity Applications Ltd. from the Ministry of Industry, Trade and Employment of the State of Israel (6)
10.13	Letter of Undertaking, addressed to the Ministry of Industry, Trade and Employment of the State of Israel – Office of the Chief Scientist from Integrity Applications Ltd. (4)
10.14	Investment Agreement, dated March 16, 2004, by and among A.D. Integrity Applications Ltd., Yitzhak Fisher, Asher Kugler and Nir Tarlovsky. (4)
10.15*	Personal Employment Agreement, dated as of October 22, 2013, between A.D. Integrity Applications Ltd. and Eran Hertz. (7)

10.16	Personal Employment Agreement, dated as of February 1, 2017, between A.D. Integrity Applications Ltd. and Sami Sassoun (9)
10.17	Amended and Restated Consulting Agreement, dated as of February 6, 2017, between Integrity Applications, Inc. and Strand Strategy (9)
10.18	Personal Employment Agreement, dated as of March 20, 2017, between Integrity Applications, Inc. and John Graham (9)
10.19*	First Amendment to Employment Agreement, effective as of April 7, 2017, between Integrity Applications, Inc. and John Graham (11)
10.20*	Employment Agreement, effective as of June 26, 2017, between Integrity Applications, Inc. and David Podwalski (5)
14.1	Code of Ethics (9)
21.1	Subsidiaries of Integrity Applications, Inc. (10)
23.1	Consent of Marcum LLP
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 **
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 **
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 **
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 **
101.INS	Inline XBRL Instance Document **
101.SCH	Inline XBRL Schema Document **
101.CAL	Inline XBRL Calculation Linkbase Document **
101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase **
101.LAB	Inline XBRL Label Linkbase Document **
101.PRE	Inline PRE XBRL Presentation Linkbase Document **
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on August 22, 2011.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 18, 2013.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on September 5, 2014.
(4)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1, as filed with the SEC on October 7, 2011.
(5)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, as filed with the SEC on August 18, 2017.
(6)	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1, as filed with the SEC on November 10, 2011.
(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on March 27, 2014.
(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 15, 2016.
(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on March 31, 2017.
(10)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on November 7, 2017.
(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 15, 2017
(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 7, 2018.
(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 23, 2016.

*	Compensation Plan or Arrangement or Management Contract.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 31, 2022.

GLUCOTRACK, INC. (FORMERLY: INTEGRITY APPLICATIONS, INC.)

By:	/s/ Paul Goode
Name:	Paul Goode
Title:	Chief Operating Officer (Principal Executive Officer)

By:	/s/ Jolie Kahn
Name:	Jolie Kahn
Title:	Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jolie Kahn	Chief Financial Officer	March 31, 2022
Jolie Kahn	(Principal Executive and Financial Officer and Principal Accounting Officer)

/s/ Robert Fischell	Director	March 31, 2022
Dr. Robert Fischell

/s/ Allen Danzig	Director	March 31, 2022
Allen Danzig

/s/ Shimon Rapps	Director	March 31, 2022
Shimon Rapps

/s/ Andrew Sycoff	Director	March 31, 2022
Andrew Sycoff

/s/ Paul V.Goode	COO	March 31, 2022
Paul V.Goode

/s/ Luis Malave	Director	March 31, 2022
Luis Malave

GLUCOTRACK INC. (FORMERLY: INTEGRITY APPLICATIONS, INC.)

Consolidated Financial Statements

as of December 31, 2021

Fahn Kanne & Co.
Head Office
32 Hamasger Street
Tel-Aviv 6721118, ISRAEL
PO Box 36172, 6136101

T +972 3 7106666
F +972 3 7106660
www.gtfk.co.il

Report of Independent Registered Public Accounting Firm

Board of Directors and the Stockholders of

GLUCOTRACK INC. (FORMERLY: INTEGRITY APPLICATIONS, INC.)

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of GlucoTrack Inc. (Formerly: Integrity Applications, Inc.) (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of a matter

As discussed in Note 1B to the financial statements, the Company has suffered recurring losses from operations and negative cash flow from operating activities. Management’s evaluation of the events and conditions and management’s plans to mitigate these matters are also described in Note 1B.

Critical accounting matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ FAHN KANNE & CO. GRANT THORNTON ISRAEL

Certified Public Accountants (Isr.)

We have served as the Company’s auditor since 2010.

Tel-Aviv, Israel

March 31, 2022

GLUCOTRACK INC. (FORMERLY: INTEGRITY APPLICATIONS, INC.)

CONSOLIDATED BALANCE SHEETS

	In thousand of US dollars (except stock data)
	December 31, 2021	December 31, 2020

Current Assets
Cash and cash equivalents	6,062	9,823
Accounts receivable, net	-	66
Inventory (Note 3)	-	284
Other current assets	43	56
Total current assets	6,105	10,229

Operating lease right-of-use assets, net (Note 4)	40	166
Property and equipment, net (Note 5)	69	149
Restricted cash	51	62
TOTAL ASSETS	6,265	10,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	631	869
Operating lease liabilities, current (Note 4)	23	84
Other current liabilities (Note 6)	229	392
Total current liabilities	883	1,345

Non-current Liabilities
Loans from stockholders (Note 7)	210	197
Operating lease liabilities, non-current (Note 4)	17	82
Total non-current liabilities	227	279
Total liabilities	1,110	1,624

Commitments and contingent liabilities (Note 8)

Stockholders’ Equity
Common Stock of $ 0.001 par value (“Common Stock”):
500,000,000 shares authorized; 15,452,285 and 15,444,697 shares issued and outstanding as of December 31, 2021 and 2020, respectively	15	15
Additional paid-in capital	102,612	102,351
Accumulated other comprehensive income (loss)	(6)	15
Accumulated deficit	(97,466)	(93,399)
Total stockholders’ equity	5,155	8,982

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	6,265	10,606

The accompanying notes are an integral part of these consolidated financial statements

GLUCOTRACK INC. (FORMERLY: INTEGRITY APPLICATIONS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	In thousand of US dollars (except stock and per stock amounts)
	2021	2020

Research and development expenses (Note 10)	1,810	1,532
Marketing expenses (Note 11)	139	415
General and administrative expenses (Note 12)	2,091	1,185
Total operating expenses	4,040	3,132

Operating loss	4,040	3,132

Other expense (Income)	53	(338)
Financing income, net	(26)	(98)
Loss for the year	4,067	2,696
Other comprehensive loss:
Foreign currency translation adjustment	21	109

Comprehensive loss for the year	4,088	2,805

Loss per share (Basic and Diluted)	0.26	0.19

Weighted average number of common stock outstanding used in computing basic and diluted net loss per share	15,450,824	15,079,182

The accompanying notes are an integral part of the consolidated financial statements.

GLUCOTRACK INC. (FORMERLY: INTEGRITY APPLICATIONS, INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	In thousand of US dollars (except stock data)
	Common Stock		Additional	Accumulated other		Total Stockholders’
	Number	Amount	paid in capital	comprehensive income (loss)	Accumulated deficit	Equity (deficit)
Balance as of January 1, 2020	12,450,649	12	89,155	124	(90,703)	(1,412)
Loss for the year	-	-	-	-	(2,696)	(2,696)
Other comprehensive loss	-	-	-	(109)	-	(109)
Stock-based compensation	-	-	22	-	-	22
Issuance of Common Stock, net	2,884,615	3	12,250	-	-	12,253
Warrants issued as consideration for placement services	-	-	756	-	-	756
Issuance of restricted shares as compensation to directors	109,433	(*) -	168	-	-	168
Balance as of December 31, 2020	15,444,697	15	102,351	15	(93,399)	8,982

Balance as of January 1, 2021	15,444,697	15	102,351	15	(93,399)	8,982
Loss for the year	-	-	-	-	(4,067)	(4,067)
Other comprehensive loss	-	-	-	(21)	-	(21)
Stock-based compensation	-	-	223	-	-	223
Issuance of restricted shares as compensation to directors	7,588	(*) -	38	-	-	38
Balance as of December 31, 2021	15,452,285	15	102,612	(6)	(97,466)	5,155

(*)	Less than 1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

GLUCOTRACK INC. (FORMERLY: INTEGRITY APPLICATIONS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2021	2020
Cash flows from operating activities:
Loss for the year	(4,067)	(2,696)

Adjustments to reconcile loss for the year to net cash used in operating activities:
Depreciation	42	47
Capital loss from sale of property and equipment	42	-
Stock-based compensation	223	22
Issuance of restricted shares as compensation to directors	38	168
Linkage difference on principal of loans from stockholders	6	(8)
Changes in assets and liabilities:
Decrease in accounts receivable	68	10
Decrease (increase) in inventory	293	(85)
Decrease (increase) in other current assets	15	(9)
Decrease in accounts payable	(257)	(714)
Decrease in other current liabilities	(172)	(236)
Net cash used in operating activities	(3,769)	(3,501)

Cash flows from investment activities:
Proceeds from sale of property and equipment	4	-
Purchase of property and equipment	(5)	(53)
Net cash used in investment activities	(1)	(53)

Cash flows from financing activities
Proceeds from issuance of common stock, net of cash issuance costs	-	13,009
Net cash provided by financing activities	-	13,009

Effect of exchange rate changes on cash and cash equivalents	(2)	(46)

Change in cash, cash equivalents, and restricted cash	(3,772)	9,409
Cash, cash equivalents, and restricted cash at beginning of the year	9,885	476
Cash, cash equivalents, and restricted cash at end of the year	6,113	9,885

Supplementary information on financing activities not involving cash flows:

During the years ending December 31, 2021 and 2020, the Company settled a portion of the outstanding board fees in the amount of $38 and $168 thousand through the issuance of common stock.

During the years ending December 2020, $756 thousand representing the fair value of warrants issued as consideration for placement agent services. This amount was accounted for as warrants with down-round protection. Upon issuance, the fair value was recognized as an increase in additional paid in capital.

The accompanying notes are an integral part of the consolidated financial statements.

GLUCOTRACK INC. (FORMERLY: INTEGRITY APPLICATIONS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

A.	GlucoTrack Inc (Formerly: Integrity Applications, Inc.) (the “Company”) was incorporated on May 18, 2010 under the laws of the State of Delaware. On July 15, 2010, GlucoTrack Acquisition Corp. Ltd. (hereinafter: “Integrity Acquisition”), a wholly owned Israeli subsidiary of the Company, which was established on May 23, 2010, completed a merger with A.D. Integrity Applications Ltd. (hereinafter: “Integrity Israel”), an Israeli corporation that was previously held by the stockholders of the Company. Pursuant to the merger, all equity holders of Integrity Israel received the same proportional ownership in the Company as they had in Integrity Israel prior to the merger. Following the merger, Integrity Israel remained a wholly-owned subsidiary of the Company. As the merger transaction constituted a structural reorganization, the merger has been accounted for at historical cost in a manner similar to a pooling of interests. Integrity Israel was incorporated in 2001 and commenced its operations in 2002 (The Company and Integrity Israel are referred as the “Group”) Integrity Israel, a medical device company, focuses on the design, development and commercialization of non-invasive glucose monitoring devices for use by people with diabetes. Since its incorporation, the Company did not conduct any material operations other than those carried out by Integrity Israel. The development and commercialization of Integrity Israel’s product is expected to require substantial expenditures. Integrity Israel and the Company (collectively, the “Group”) have not yet generated significant revenues from operations, and therefore they are dependent upon external sources for financing their operations. As of December 31, 2021, the Group has incurred accumulated deficit of $97,466 thousand, and negative operating cash flows. As of December 31, 2021, the Company had $6,062 thousand in cash, which is sufficient to meet its capital needs for fiscal 2022 and for at least 12 months from the date of issuance of these financial statements, thus it is expected that the company will be able to operate as a going concern for at least 12 months from the date hereof.

On December 8, 2021, we announced that our shares of common stock were approved for listing on the Nasdaq Capital Market (“NASDAQ”). Trading on NASDAQ commenced on December 10, 2021 under its existing trading symbol, IGAP.

On March 14, 2022, we announced that it has completed its corporate name and ticker symbol change on the Nasdaq Capital Market (from IGAP to GCTK), to be effective at the commencement of trading on March 14, 2022.

In connection with its application to list its shares on Nasdaq Capital Market (“NASDAQ”), as detailed above, on August 13, 2021, the Company effected a reverse split of its Common Stock in a ratio of 1 for 13 (the “Reverse Share Split”). For accounting purposes, all Shares, options and warrants to purchase Common Stock and loss per share amounts have been adjusted to give retroactive effect to this Reverse Share Split for all periods presented in these consolidated financial statements. Any fractional shares resulting from the Reverse Share Split were rounded up to the nearest whole share.

B.	Liquidity and capital resources

Since its inception date, the Company did not conduct any material operations other than those carried out by Integrity Israel. The development and commercialization of the Product is expected to require substantial expenditures. The Group has not yet generated significant revenues from operations, and therefore they are dependent upon external sources for financing their operations. As of December 31, 2021, the Group has incurred accumulated deficit of $97,466 thousand. During the year ended December 31, 2021 the Company incurred losses from ongoing operation and has negative cash flow from operating activity.

On February 14, 2020, the Company closed on a $15 million private placement of its common stock, for which it received net cash in excess of $13,009 thousand. In addition, on September 27, 2021, the Company’s shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission (SEC) which permits the Company to register up to $100,000 thousand of certain equity and debt securities of the Company via prospectus supplement. To date, funds have not been raised through this shelf registration statement

The management believes the cash balance amounted to $6,062 thousand as of December 31, 2021, is sufficient to meet its capital needs of the Group for at least 12 months from the issuance date of these consolidated financial statements. Thus, it is expected that the Company will be able to operate as a going concern for at least 12 months from the date hereof.

GLUCOTRACK INC. (FORMERLY: INTEGRITY APPLICATIONS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 1 – GENERAL (cont.)

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

As a result of the COVID-19 pandemic, as near-term measures, the Company has transitioned some of its employees to remote working arrangements. which has had no material impact on the Company’s operations. Due to the uncertainty of COVID-19, the Company will continue to assess the situation, including abiding by any government-imposed restrictions, market by market.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).

A.    Use of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As applicable to the consolidated financial statements, the most significant estimates and assumptions relate to the going concern assumptions.

B.	Functional currency

The functional currency of the Company is the US dollar, which is the currency of the primary economic environment in which it operates. In accordance with ASC 830, “Foreign Currency Matters” (ASC 830), balances denominated in or linked to foreign currency are stated on the basis of the exchange rates prevailing at the applicable balance sheet date. For foreign currency transactions included in the statement of operations, the exchange rates applicable on the relevant transaction dates are used. Gains or losses arising from changes in the exchange rates used in the translation of such transactions are carried as financing income or expenses. The functional currency of Integrity Israel is the New Israeli Shekel (“NIS”) and its financial statements are included in consolidation, based on translation into US dollars. Accordingly, assets and liabilities were translated from NIS to US dollars using year-end exchange rates, and income and expense items were translated at average exchange rates during the year. Gains or losses resulting from translation adjustments are reflected in stockholders’ equity, under “accumulated other comprehensive income (loss)”.

	2021	2020
Official exchange rate of NIS 1 to US dollar	0.321	0.311
Increase (decrease) of the official exchange rate of NIS 1 to US dollar during the year:
2021	3.22%
2020	7.2%

GLUCOTRACK INC. (FORMERLY: INTEGRITY APPLICATIONS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

C.	Principles of consolidation

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

Management evaluated periodically whether inventory is required to be written-down due to slow-moving or obsolete items and recognize inventory impairment, as applicable ..

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

GLUCOTRACK INC. (FORMERLY: INTEGRITY APPLICATIONS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

H.    Restricted cash

Restricted cash is invested in certificates of deposit, which are used to secure Integrity Israel’s obligations in respect of its headquarters lease and credit card (See also Note 8B).

For presentation of statement of cash flows purposes, restrict cash balances are included with cash and cash equivalents, when reconciling the reported period total amounts.

	In thousand of US dollars
	December 31	December 31
	2021	2020

Cash and cash equivalents	$6,062	$9,823
Restricted cash	$51	$62
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$6,113	$9,885

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

The Group accounts for uncertain tax positions in accordance with ASC Topic 740-10, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. According to ASC Topic 740-10, tax positions must meet a more- likely-than-not recognition threshold. The Group’s accounting policy is to classify interest and penalties relating to uncertain tax positions under income taxes, however the Group did not recognize such items in its fiscal 2021 and 2020 financial statements and did not recognize any liability with respect to unrecognized tax position in its balance sheet.

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

For the year ended December 31, 2021, and 2020, severance expenses amounted to $43 and $24 thousand, respectively.

GLUCOTRACK INC. (FORMERLY: INTEGRITY APPLICATIONS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

K.    Research and development expenses

Research and development expenses are charged to operations as incurred.

L.    Royalty-bearing grants

Royalty-bearing grants from the Israeli Innovation Authority (IIA) to fund approved research and development projects are recognized at the time Integrity Israel is entitled to such grants, on the basis of the costs incurred and reduce research and development costs. To date, the cumulative research and development grants received by Integrity Israel from amounted to $93 thousand.

M.   Warranty

The Group provides a 24-month warranty for its products at no cost. The group estimates the costs that may be incurred during the warranty period and records a liability for the amounts of such costs at the time revenues are recognized. For the year ended December 31, 2021 and 2020 warranty expenses were clearly insignificant.

N.    Basic and diluted loss per share

Basic loss per share is computed by dividing the loss for the period applicable for Common Stockholders by the weighted average number of shares of Common Stock outstanding during the period.

In computing, diluted loss per share, basic earnings per share are adjusted to reflect the potential dilution that could occur upon the exercise of options or warrants issued or granted using the “treasury stock method”, if the effect of each of such financial instruments is dilutive.

In computing diluted loss per share, the average stock price for the period is used in determining the number of common stock assumed to be purchased from the exercise of stock options or stock warrants.

Shares that will be issued upon exercise of all stock options and stock warrants, have been excluded from the calculation of the diluted net loss per share for all the reported periods for which net loss was reported because the effect of the common shares issuable as a result of the exercise or conversion of these instruments was anti-dilutive

An amount of 6,404,238 and 6,446,920 outstanding stock options and stock warrants have been excluded from the calculation of the diluted net loss per share for the years ended December 31, 2021 and 2020, respectively, because the effect of the common shares issuable as a result of the exercise of such instruments was determined to be anti-dilutive.

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

GLUCOTRACK INC. (FORMERLY: INTEGRITY APPLICATIONS, INC.)

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

The Group did not estimate the fair value of the loans from stockholders since their repayment schedule has not yet been determined.

Q.    Concentrations of credit risk

Financial instruments that potentially subject the Group to concentrations of credit risk consist primarily of cash and cash equivalents, and restricted cash. Cash and cash equivalents and restricted cash are deposited with major banks in Israel and the United States of America. Management believes that such financial institutions are financially sound, accordingly, minimal credit risk exists with respect to these financial instruments. The Group does not have any significant off-balance-sheet concentration of credit risk, such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

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

GLUCOTRACK INC. (FORMERLY: INTEGRITY APPLICATIONS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

S.     Warrants with Down-Round Protection

Following the application of Accounting Standard Update (ASU) No. 2017-11, “Earnings Per Share” (ASU 2017-11), the Company disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Based on its evaluation, management has determined that such warrants with Down-Round Protection are eligible for equity classification.

In accordance with the provisions of ASU 2017-11, upon the occurrence of an event that triggers a down round protection (i.e., when the exercise price of the warrants is adjusted downward because of the down round feature), the effect is accounted for as a deemed dividend and as a reduction of income available to common shareholders for purposes of basic earnings per share (EPS) calculation.

T.    Modification of equity-classified contracts

The modification or exchange of equity-classified contracts, such as warrants that were classified as equity before the modification or exchange and remained eligible for equity classification after the modification, is accounted for in a similar manner to a modification of stock-based compensation. Accordingly, the incremental fair value from the modification or exchange (the change in the fair value of the instrument before and after the modification or exchange) is recognized as a reduction of retained earnings of increase of accumulated deficit as a deemed dividend. Modifications or exchanges that result in a decrease in the fair value of an equity-classified share-based payment awards are not recognized. In addition, the amount of the deemed dividend is also recognized as an adjustment to earnings available to common shareholders for purposes of calculating earnings per share.

U.    Allowance for doubtful accounts

The allowance for doubtful accounts is determined with respect to amounts the Company has determined to be doubtful of collection, in order to reflect the expected credit losses on accounts receivable balances. Judgment is required in the estimation of the allowance for doubtful accounts and the Company evaluates the collectability of its accounts receivable based on a combination of factors (including, among other things, the length of time that the balance is past due and the customer’s current ability to pay. If it’s becomes aware of a customer’s inability to meet its financial obligations, an allowance is recorded to reduce the net receivable to the amount reasonably believed to be collectible from such customer

V.	Operating Lease

The Company entered into several non-cancelable lease agreements for vehicles for use in its operations, which are classified as operating leases.

Commencing January 1, 2019, the Company applies ASC Update 2016-02, Leases (Topic 842).

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

See note 4 for further discussion.

GLUCOTRACK INC. (FORMERLY: INTEGRITY APPLICATIONS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

W.    Reclassification

Certain comparative figures have been reclassified to conform to the current year presentation. Such reclassifications did not have any significant impact on the Company’s equity, net income or cash flows.

X.   Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. For the Company, the amendments in the update were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10, which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the SEC) and other non-SEC reporting entities to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. Early adoption is permitted.

As the company is eligible to considered as smaller reporting company ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this standard is not expected to result in a material impact to the Company’s financial statements.

GLUCOTRACK INC. (FORMERLY: INTEGRITY APPLICATIONS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3 – INVENTORIES

Inventory	In thousand of US dollars
	December 31, 2021	December 31, 2020

Raw materials	94	95
Work in process	194	155
Finished products	33	34
	321	284
inventory write-down	(321)	-
	-	284

(*) Management evaluated periodically whether inventory is required to be written-down due to slow-moving or obsolete items and recognize inventory impairment, as applicable. As a result of the development of the second generation of the glucose monitoring device the Group has recorded in the fourth quarter of 2021 inventory written-down in the amount of approximately $ 321 thousand.

NOTE 4 – LEASES

The Company has entered into several non-cancellable operating lease agreements for few vehicles. the Company’s leases have original lease periods expiring between 2023 and 2024. Payments due under such lease contracts include primarily fixed payments. the Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. the company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease costs, lease term and discount rate are as follows:

In thousand of US dollars
December 31, 2021

Operating lease cost:
Vehicles	72
Office space :
Over 12 month	53
Short term leases	46
171

Remaining Lease Term
Vehicles	2.01 years

Weighted Average Discount Rate
Vehicles	10%

GLUCOTRACK INC. (FORMERLY: INTEGRITY APPLICATIONS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 4 – LEASES (cont.)

The following is a schedule, by years, of maturities of operating lease liabilities as of December 31, 2021:

In thousand of US dollars
December 31, 2021

Period:
2022	24
2023	20
Total operating lease payments	44
Less: imputed interest	4
Present value of lease liabilities	40

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and Equipment	In thousand of US dollars
	December 31, 2021	December 31, 2020

Computers	306	380
Furniture and office equipment	183	312
Leasehold improvements	-	82
	489	774
Less – accumulated depreciation	(420)	(625)
	69	149

During the years ended December 31, 2021 and 2020, depreciation expenses amounted to $42 and $47 thousand respectively, and new equipment purchases amounted to $5 and $53 thousand, respectively.

NOTE 6 – OTHER CURRENT LIABILITIES

Other Current Liabilities	In thousand of US dollars
	December 31, 2021	December 31, 2020

Employees and related institutions	98	244
Accrued expenses and other	131	148
	229	392

GLUCOTRACK INC. (FORMERLY: INTEGRITY APPLICATIONS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 7 – LOANS FROM STOCKHOLDERS

During the years 2003-2004, Integrity Israel received loans from stockholders (four separate lenders) in a total amount of approximately $400 thousand. However, following the repayment of the entire balance to certain lender in 2015, the remaining balance as of December 31,2021 is approximately $210 thousand. The loans are indexed to the Israeli consumer price index from their origination date and bear no insert.

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

As of December 31, 2021, the Group does not expect to make any additional material repayments during the following 12-month period, if any, and accordingly the entire remaining balance of the loans from stockholders have been presented as long-term liabilities.

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES

A.	On March 4, 2004, the Israel innovation authority (IIA) provided Integrity Israel with a grant of approximately $93 thousand (NIS 420 thousand), for its plan to develop a non-invasive blood glucose monitor (the “Development Plan”). Integrity Israel is required to pay royalties to the IIA at a rate ranging between 3-5% of the proceeds from the sale of the Group’s products arising from the Development Plan up to an amount equal to $93 thousand, plus interest at LIBOR from the date of grant. As of December 31, 2021, the remaining contingent liability with respect to royalty payment on future sales equals approximately $43 thousand, excluding interest. Such contingent obligation has no expiration date.

As of December 31, 2021, the Group accrued royalties to the IIA in insignificant amounts.

B.	On August 1, 2017 the Company entered into an Advisory Agreement with Andrew Garrett, Inc. (AGI), pursuant to which the Company engaged AGI as placement agent on a non-exclusive basis to provide certain advisory services to the Company for a period of 9 months which was subsequently extended twice and was in effect until October 31, 2019.

During the year ended December 31, 2020 the Company paid the placement Agent approximately $2 million for placement services (see above) in cash. In addition, during the year ended December 31, 2020, $756 thousand representing the fair value of warrants issued as consideration for placement agent services to AGI. This amount was accounted for as warrants with down-round protection. Upon issuance, the fair value was recognized as an increase in additional paid in capital.

C.	Since March 2021 Integrity Israel is renting several workspaces at office building in the city Or – Yehoda. This workspace rent replaces the principal offices the Company in the city Ashdod. According to the new agreement the Company renting those flexible shared workspaces for period shorter than one year.

NOTE 9 – COMMON STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION

A.	1.	Description of the rights attached to the Common Stock

		Each share of Common Stock entitles the holder to one vote, either in person or by proxy, on each matter submitted to the approval of the Company’s stockholders. The holders of Common Stock are not permitted to vote their shares cumulatively.

	2.	Description of February 14, 2020 Issuance of common stock

On February 14, 2020, the Company entered into a Securities Purchase Agreement and Registration Rights Agreement with an accredited investor, pursuant to which the accredited investor purchased 2,884,615 shares of the Company’s common stock, par value $0.001 per share, for an aggregate gross purchase price of $15 million, less cash expenses of approximately $2 million

		Placement Agent Compensation

		Pursuant to a placement agent agreement (the “Placement Agent Agreement”) with the placement agent for the Offering (the “Placement Agent”), at the closing of the above mentioned sale of the common stock the Company paid the Placement Agent, as a commission, a cash amount equal to 7% of the aggregate sales price of the Units, plus 3% of the aggregate sales price as a management fee plus a non-accountable expense allowance equal to 3% of the aggregate sales price of the Units. In addition, pursuant to the placement agent agreement, the company is required to issue to the Placement Agent warrants to purchase up to such number of shares of Common Stock equal to 10% of the aggregate Shares sold in the Offering plus warrants equal to 10% of the total number of the Warrants issued to the Purchasers in the Offering (collectively, the “Placement Agent Warrants”). The terms of the Placement Agent Warrants will be substantially similar to the Warrants except that the Placement Agent Warrants will also be exercisable on a cashless basis and will include full ratchet anti-dilution protection.

GLUCOTRACK INC. (FORMERLY: INTEGRITY APPLICATIONS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 9 – COMMON STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

B.	Stock-based compensation

	1.	Grants to non-employees

a.	In connection with the 2017 Offering, the Company has issued to the Placement Agent (a) 5-year warrants to purchase up to 1,062,717 shares of Common Stock at an exercise price of $3.354 per share, (b) 5-year warrants to purchase up to 108,305 shares of Common Stock at an exercise price of $23.40 per share.(c) 5-year warrants to purchase up to 8,331 shares of Common Stock at an exercise price of $46.80 per share, and (d) 5-year warrants to purchase up to 8,331 shares of Common Stock at an exercise price of $70.20 per share. The terms of the Placement Agent warrants are substantially similar to the terms of the Series D warrants except that the Placement Agent warrants may also be exercisable on a cashless basis at all times.

In connection with February 2020 Offering, the Company has issued to the Placement Agent 5-year warrants to purchase up to 288,462 shares of Common Stock at an exercise price of $5.2 per share.

During the year ending December 31, 2020, $756 thousand, respectively, representing the fair value of warrants issued as consideration for placement agent services to AGI. This amount was accounted for as Warrants with down-round protection. Upon issuance, the fair value was recognized as an increase in additional paid in capital

As of December 31, 2020, the key inputs used in the fair value calculations of the warrant that were affected by the down-round protection were as follows:

Fair value calculations – Warrant	31-Dec-20
Dividend yield (%)	-
Expected volatility (%)	56.32
Risk free interest rate (%)	2.5
Expected term of options (years)	5
Exercise price (US dollars)	5.2
Share price (US dollars)	5.2
Fair value (US dollars)	2.6

2.	Grants to employees

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

GLUCOTRACK INC. (FORMERLY: INTEGRITY APPLICATIONS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 9 – COMMON STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

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

Effective June, 2020, Erez Ben-Zvi has joined the Company as its Vice President of Product.

On February 8, 2021, the Company announced that it has promoted Erez Ben-Zvi to General Manager in addition to his current role as Vice President of Product, effective immediately

The Company granted Mr. Ben-Zvi annual award of NIS 210 thousand worth (approximately $ 65 thousand) of restricted stock units (the “RSU”) effective as of the employee Start Date and on each one-year anniversary following the employee Start Date subject to the approval of the board of directors (the “additional RSU”). The RSU and each of the Additional RSU (if approved by the board of directors), as applicable, shall be based on the stock price at actual the date of grant (and not lower than US$ 5.20 per share). 1/12 of the RSUs shall vest and become nonforfeitable three months following the Start Date, and an additional 1/12 of the RSUs shall vest and become nonforfeitable at the end of every 3-months period thereafter, provided that the employee continues to be employed by the Company at the applicable date of vesting. The vesting schedule shall be also applied to each of the Additional RSUs granted, mutatis mutandis, such that the vesting period of each of the respective Additional RSU shall commence from its actual date of grant

Effective November, 2020, Mr. Shalom Shushan has joined the Company as its Chief Technology Officer, Mr. Shushan will lead all technology and research and development activities for Integrity and will serve on the Company’s executive leadership team.

The Company granted Mr. Shushan annual award of NIS 90 thousand worth (approximately $28 thousand) of restricted stock units (the “RSU”) effective as of the employee Start Date. Furthermore, on each one-year anniversary following the employee Start Date subject to the approval of the board of directors, Company shall grant the Employee with NIS 60 thousand worth of restricted stock units (the “Additional RSU’’). Both the RSU and each of the Additional RSU (if approved by the board of directors), as applicable, shall be based on the stock price at actual the date of grant (and not lower than US$ 5.20 per share). 1/12 of the RSUs shall vest and become nonforfeitable three months following the Start Date, and an additional 1/12 of the RSUs shall vest and become nonforfeitable at the end of every 3-months period thereafter, provided that the Employee continues to be employed by the Company at the applicable date of vesting. The vesting schedule shall be also applied to each of the Additional RSUs granted to the Employee, mutatis mutandis, such that the vesting period of each of the respective Additional RSU shall commence from its actual date of grant

On October 19, 2021, Paul V. Goode was appointed as President and Chief Operating Officer of the company, Inc, effective November 1, 2021. He has served as a member of Integrity’s Board of Directors since December 17, 2020. Concurrent with his appointment, Mr. Goode has stepped down from the Board.

Effective November 20201, the Company granted Mr. Paul V. Goode options to purchase up to 1.5% of the fully diluted common stock, par value $0.001 per share (approximately 330 thousand options), of the Company (“Common Stock”) as of the Effective Date, with a per share exercise price equal to the greater of (A) $5.20 per share or (B) the closing price of a share of Common Stock on the Effective Date, as reported by Bloomberg L.P., which shall vest in equal monthly installments over a three year period following the Effective Date.

On December 3, 2021, James p. thrower was appointed as Vice President Engineering of the company.

Effective December 20201, the Company granted Mr. James p. Thrower options to purchase up to 1.15% of the fully diluted common stock, par value $0.001 per share (approximately 250 thousand options), of the Company (“Common Stock”) as of the Effective Date, with a per share exercise price equal to the greater of (A) $5.20 per share or (B) the closing price of a share of Common Stock on the Effective Date, as reported by Bloomberg L.P., which shall vest in equal monthly installments over a three year period following the Effective Date.

Grants to Employees	Number	Weighted average exercise price (US$)
Balance outstanding as of December 31,2019	156,007	$63.44
Balance exercisable of December 31,2019	132,630	$60.19
Granted during 2020	-	$-
Forfeited during 2020	(25,770)	$58.63
Balance outstanding as of December 31,2020	130,237	$64.35
Balance exercisable of December 31,2020	128,296	64.48
Granted during 2021	577,064	5.20
Forfeited during 2021	(98,177)	64.64
Balance outstanding as of December 31,2021	609,124	8.10
Balance exercisable of December 31,2021	39,223	46.41

The following tables summarize information about options outstanding at December 31, 2021:

Exercise price (US$)	Outstanding at December 31, 2021	Exercisable at December 31, 2021	Weighted average remaining contractual life (years)

5.2	579,004	9,103	2.75
58.5	26,274	26,274	5.18
100.75	3,846	3,846	5.26
	609,124	39,223

GLUCOTRACK INC. (FORMERLY: INTEGRITY APPLICATIONS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 9 – COMMON STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

C.	Stock-based compensation (cont.)

	2.	Grants to employees (cont.)

The fair value of options granted to employees during the years ended on December 31, 2021 was estimated at the dates of grant using the Black-Scholes option model. The following are the data and assumptions used:

Fair value calculations - Warrant	December 31, 2021
Dividend yield (%)	-
Expected volatility (%)	49.21
Risk free interest rate (%)	2.5
Expected term of options (years)	3
Exercise price (US dollars)	5.2
Share price (US dollars)	3.1-4.65
Fair value (US dollars)	0.6-1.48

NOTE 10 – RESEARCH AND DEVELOPMENT EXPENSES

	In thousand of US dollars
Research and Development	December 31, 2021	December 31, 2020

Salaries and related expenses	916	754
Professional fees	337	462
Expenses due to slow inventory write-off	321	-
Depreciation	32	32
Vehicle maintenance	42	47
Other	162	237
	1,810	1,532

GLUCOTRACK INC. (FORMERLY: INTEGRITY APPLICATIONS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 11 – MARKETING EXPENSES

Selling and Marketing	December 31, 2021	December 31, 2020

Salaries and related expenses	22	156
Professional fees	115	241
Other	2	18
	139	415

NOTE 12 – GENERAL AND ADMINISTRATIVE EXPENSES

	In thousand of US dollars
General and Administrative	December 31, 2021	December 31, 2020

Salaries and related expenses	608	368
Professional fees	1,224	694
Bad debt expense	59	-
Vehicle maintenance	41	28
Depreciation	10	15
Insurance	97	73
Other	52	7
	2,091	1,185

NOTE 13 – INCOME TAX

A.	Measurement of results for tax purposes under the Israeli Income Tax (Inflationary Adjustments) Law, 1985 (the “Inflationary Adjustment Law”)

Commencing January 1, 2008, the results of operations of Integrity Israel for tax purposes have been measured on a nominal basis.

B.	Tax assessments

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

As of December 31, 2021, the Company had cumulative net operating losses (NOL) for US federal purposes of approximately $10.5 million. Integrity Israel has losses carry forward balances for Israeli income tax purposes of approximately $41.0 million to offset against future taxable income for an indefinite period of time.

D.	For the years ended December 31, 2021 and 2020, the main reconciling item between the statutory tax rate of the Company and the effective tax rate at the rate of 21.0% for 2021 and 2020, respectively, is the recognition of valuation allowance in respect of deferred taxes relating to accumulated net operating losses carried forward and other permanent and temporary differences due to the uncertainty of the realization of such deferred taxes and withholding taxes that were deducted by the Company’s customers.

GLUCOTRACK INC. (FORMERLY: INTEGRITY APPLICATIONS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 13 – INCOME TAX (cont.)

E.	Deferred taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of the Group’s future tax assets are as follows:

	2021	2020
Composition of deferred tax assets:
Provision for employee-related obligation	6	22
Non-capital loss carry forwards	11,654	10,889
Valuation allowance	(11,660)	(10,912)

NOTE 14 – SEGMENT INFORMATION

The Company operates in one operating segment with no income in 2021.

All long-lived assets are owned by Integrity Israel and are located in Israel.

NOTE 15 – RELATED PARTIES

A.	Andrew Garrett, Inc., which is controlled by one of our directors, Andrew Sycoff, received during the year ended December 31, 2020, cash approximately $2 million in placement agent fees and 3,750,000 warrants for Placement Agent fees in 2020 from us.

During the year ended December 31, 2020, $756 thousand, representing the fair value of warrants issued as consideration for placement agent services to AGI. This amount was accounted for as Warrants with down-round protection. Upon issuance, the fair value was recognized as an increase in additional paid in capital

NOTE 16 –	SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date when these financial statements were issued to determine if these must be reported. The Company determined that there were no reportable subsequent events to disclose in these financial statements.

