Form 10-K/A
period 2021-12-31
GlucoTrack, Inc.
filed 2022-04-29
CIK 1506983

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

As of March 30, 2022, 15,455,109 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None, except as noted for the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2021.

Audit Firm ID	Auditor Name	Auditor Location
1375	Fahn Kanne & Co.	Tel-Aviv, Israel

EXPLANATORY NOTE

GlucoTrack, Inc. (“GlucoTrack” or the “Company”) is filing this Amendment No. 1 to Form 10-K (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Filing”), filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022. The purpose of this Amendment is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of the Original Filing, which information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, pursuant to Rule 12b-15 under the Exchange Act, the Company is including Item 15 of Part IV of this Amendment, solely to file the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Except as described above, this Amendment does not amend any other information set forth in the Original Filing, and we have not updated disclosures included therein to reflect any subsequent events.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

OUR DIRECTORS

The table below sets forth (1) the names and ages of our Directors as of the date of this Annual Report, (2) all positions with the Company presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Age	Position

Allen E. Danzig	66	Director, Chair of the Nominating, Governance and Compensation Committee
Dr. Robert Fischell	93	Director, Member of the Audit Committee and Nominating, Governance and Compensation Committee
Luis Malave	59	Director, Member of the Audit Committee and Nominating, Governance and Compensation Committee
Shimon Rapps	42	Director, Chair of the Audit Committee
Andrew Sycoff	55	Director

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

Dr. Robert Fischell has served as a Director of the Company since 2010. He also serves on GlucoTrack’s Nominating, Governance and Compensation Committee and Audit Committee. Dr. Fischell is an inventor and serial entrepreneur with over 160 issued U.S. patents. Starting in 1959, Dr. Fischell spent over 30 years with the Johns Hopkins University Applied Physics Laboratory, which resulted in 53 patents in both aerospace and biomedical technology. His interests at Johns Hopkins then turned to the invention of new medical devices such as pacemakers and implantable heart defibrillators. Starting in 1969, Dr. Fischell began the formation of 14 private companies that licensed his patents on medical devices. These companies include Pacesetter Systems, Inc. (purchased by Siemens and now part of St. Jude Medical, Inc.), IsoStent, Inc. (merged with Cordis Company, a Johnson and Johnson Company), NeuroPace, Inc., Neuralieve, Inc., Angel Medical Systems, Inc., and Svelte Medical Systems, Inc. As it relates to diabetes management devices, he was the inventor of the first implantable insulin pump (which became Minimed, which was sold to Medtronic). Dr. Fischell’s honors include Inventor of the Year for the USA in 1984, election to the National Academy of Engineering in 1989, the Distinguished Physics Alumnus Award of the University of Maryland, and several medals for distinguished accomplishments in science, engineering and innovation. In 2004, Discover magazine gave Dr. Fischell their annual Technology for Humanity award. In 2008, Dr. Fischell received the honorary degree of Doctor of Humane Letters from the Johns Hopkins University in recognition of his many lifesaving inventions. From June 2009 until March 2011, Dr. Fischell was a director of InspireMD, Inc. (OTCBB: NSPR), a medical device company focusing on the development and commercialization of its proprietary stent system, MGuard. Dr. Fischell received his BSME degree from Duke University and MS and Sc.D. degrees from the University of Maryland. At the White House on May 16, 2016, President Obama presented to Dr. Fischell the National Medical of Technology and Innovation, the highest award in the USA for achievements in innovative technology. The Board has determined that Dr. Fischell is suited to serve due to his extensive diabetes and medical device experience.

Luis Malave has served as a Director of the Company since June 22, 2021 and serves on our Audit Committee and Nominating, Governance and Compensation Committee. Mr. Malavé brings more than 30 years of leadership experience in the MedTech industry, primarily in diabetes management, spanning all company stages, from private startups to large-cap publicly listed companies. He has extensive expertise in product development, operations, marketing, strategic partnerships, and US FDA regulatory strategy. Since October 2017, Mr. Malavé has served as President of EOFLOW CO. Ltd., a company listed on the Korea Stock Exchange that has developed a wearable disposable insulin pump. From October 2014 to June 2016, he was COO of Mikroscan Technologies. Prior to that, Mr. Malavé was the President and CEO of Palyon Medical, maker of an implantable drug-delivery system that spun out from German medical-technology giant Fresenius SE. Prior to Palyon, he spent nearly a decade at insulin pump maker Insulet Corp., including as its Senior Vice President of Research, Development and Engineering, and as Chief Operating Officer. He also held various senior positions at Medtronic and MiniMed, overseeing product development of various diabetes management devices. Mr. Malavé earned his Bachelor’s degree in Mathematics and Computer Science from the University of Minnesota, a Master’s degree in Software Engineering from the University of St. Thomas, and an MBA from the University of Maryland.

Shimon Rapps has served as a Director of the Company since July 31, 2019. He is also Chair of GlucoTrack’s Audit Committee. Mr. Rapps serves as Head of Investment Banking at Andrew Garrett, Inc., a full-service investment bank providing wealth management and corporate advisory services, where he has been employed since early 2005. In this role, he oversees all of Andrew Garrett’s corporate finance, investment banking and corporate advisory activities. His experience spans equity and debt financings, mergers and acquisitions, private placements and IPO’s. He has extensive expertise with both public and private, emerging growth and middle market companies, and regularly advises CEO’s, CFO’s and Boards of Directors on matters of corporate governance and strategy. He holds the Series 7, 24, 63, and 66 licenses. The Board has determined that Mr. Rapps is suited to serve due to his extensive investment banking and public company experience.

Andrew Sycoff has served as a Director of the Company since July 8, 2019. Mr. Sycoff is the founder, Chief Executive Officer and Chairman of the Board of Andrew Garrett, Inc., a full-service investment bank providing wealth management and corporate advisory services, for which he has served as CEO and Chairman continuously since 1992. Client sectors include high net worth individuals and early to middle market stage companies. Mr. Sycoff holds Series 7 and 24 licenses. Mr. Sycoff has been actively investing in and advising companies for over 25 years and has extensive experience in the areas of securities brokerage, Capital Markets, Corporate Advisory and Mergers & Acquisitions. Mr. Sycoff previously served on the board of Brokerage America and Paragon Industries Corp., an electronics contract manufacturer. The Board has determined that Mr. Sycoff is suited to serve due to his extensive investment banking and public company experience.

OUR EXECUTIVE OFFICERS

The table below sets forth the names and ages of our executive officers as of the date of this Annual Report and all positions with the Company presently held by each such person. Immediately following the table is biographical information for each of our executive officers.

Name	Age	Position
Erez Ben Zvi	44	General Manager and VP of Product
Jolie Kahn	57	Chief Financial Officer
Paul Goode	54	President and Chief Operating Officer
Shalom Shushan	50	Chief Technology Officer

Paul V. Goode PhD was named Chief Operating Officer of the Company on November 1, 2021, and previously served as a Director of the Company from December 17, 2020 to November 1, 2021. Mr. Goode most recently served as Vice President of Product Development at Orchestra Biomed where he oversees development of its implantable cardiac stimulator system for hypertension. Prior to Orchestra, from 2010 until July 2019 Paul served in several executive roles at EndoStim, including Senior Vice President of R&D, Chief Technology Officer, and Interim CEO. In October 2019, subsequent to Mr. Goode’s employment, Endostim entered into an assignment of all of its assets for the benefit of its creditors. From 2006 through 2010 he served as VP of Research and Development at Metacure and from 2004 through 2006 Mr. Goode served as Director of Engineering at Impulse Dynamics. Prior to that, Mr. Goode was employed as Director of Engineering at DexCom and as Senior Engineer at MiniMed.

Erez Ben Zvi was named VP of Product on July 13, 2020 and additionally named General Manager on February 8, 2021. Erez brings 15 years of exceptional product management and leadership experience developing rapid growth strategies for medical device companies. Erez joins GlucoTrack from 3D Systems Healthcare, a NASDAQ-listed 3D printing and digital manufacturing company where he spent 6 years in senior roles, including as Head of Global Market Development. In this role, Erez led all medical 3D printing and VR software solutions, designing the go-to-market strategy and overseeing global market development and expansion, as well as leading the product sales and growth at Point-of-Care. Previously, and until its acquisition by 3D Systems, Erez was leading the clinical application product portfolio at Simbionix, a leader in 3D virtual reality surgical simulation and training where he was responsible for the positioning and launch of their flagship patient-specific simulation product line. Prior to that, Erez held senior positions at Paieon Medical where he spearheaded commercialization of the company’s cardiac catheterization real-time navigation system and led the company through ISO certification and product applications to FDA, CE and Health Canada. He holds a B.Tech degree in Industrial Engineering from Shenkar College of Engineering and Design, and an M.B.A from Bar-Ilan University.

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

Shalom Shushan joined the Company on November 9, 2020, as its Chief Technology Officer. Mr. Shushan leads all technology and research and development activities for GlucoTrack and serves on the Company’s executive leadership team. With more than 20 years in technology and product development leadership roles, Shalom brings extensive experience in sensor technologies, machine learning, algorithm design, product portfolio strategy, and other critical engineering expertise in the field of consumer, security and medical device technologies, including multiple healthcare related wearables. In addition, Mr. Shushan’s leadership experience ranges from managing large global multi-site and cross-functional teams to working with and expanding nascent technology companies, including a medical device startup that he founded. Most recently, Mr. Shushan spent 8 years as VP of Research and Development at Crow Technologies, Ltd., where he drove the technical vision and strategy and was responsible for the development and engineering of its IoT, Smart Home and Telehealth platforms. Previously, Shalom co-founded and was CEO of Nayos Ltd., a privately held embedded solution design house and was CEO and CTO of Bio-Guard following its merger with Nayos. Shalom holds a BS degree in Electrical and Computer Engineering from Ben-Gurion University with a specialization in signal and image processing. Mr. Shushan is resigning from the Company effective May 22, 2022.

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

GlucoTrack has adopted a code of ethics that applies to its Chief Executive Officer and its senior financial officers (currently consisting only of the Chief Financial Officer). This code of ethics is available on GlucoTrack’s website at www.integrity-app.com. If GlucoTrack makes any substantive amendments to the code or grants any waiver, including any implicit waiver, from a provision of the code to its principal executive, financial or accounting officer, it will disclose the nature of the amendment or waiver on its website or in a report on a Current Report on Form 8-K filed in accordance with the rules and regulations of the SEC. The Company will provide to any person without charge, upon five days’ written request, a copy of the code of ethics.

Compensation and Nominating and Corporate Governance Committee

The members of the Nominating, Governance and Compensation Committee of the Board are Mr. Allen E. Danzig (Chairman), Mr. Malave and Dr. Robert Fischell. Our Board has determined that these directors (except for are “independent” as defined by the rules of the SEC. The purposes and powers of the Nominating and Corporate Governance Committee include (i) identifying potential qualified nominees for director and recommend to the Board for nomination candidates for the Board, (ii) developing the Company’s corporate governance guidelines and additional corporate governance policies, and (iii) exercising such other powers and authority as shall from time to time be assigned thereto by resolution of the Board. The Nominating and Corporate Governance Committee adopted the Nominating and Corporate Governance Committee charter on July 5, 2016, which sets forth the duties and responsibilities of the Nominating and Corporate Governance Committee.

Audit Committee and Audit Committee Financial Expert

The members of the Audit Committee of the Board are Mr. Shimon Rapps (Chairman), Mr. Malave and Dr. Robert Fischell. Our Board has determined that these directors are “independent” as defined by the rules of the SEC. The primary role of the Committee is to oversee the financial reporting and disclosure process. To fulfill this obligation, the Committee relies on: management for the preparation and accuracy of the Company’s financial statements; both management and the Company’s internal audit department/management for establishing effective internal controls and procedures to ensure the Company’s compliance with accounting standards, financial reporting procedures and applicable laws and regulations; and the Company’s independent auditors for an unbiased, diligent audit or review, as applicable, of the functions of the audit committee are performed by the full Board. Each member of the Committee shall be independent in accordance with the requirements of Rule 10A-3 of the Exchange Act and the NASDAQ Listing Rules. No member of the Committee can have participated in the preparation of the Company’s or any of its subsidiaries’ financial statements at any time during the past three years.

The Board has determined that Mr. Rapps is an “Audit Committee Financial Expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes compensation of our three highest paid named executive officers, as of December 31, 2021 and 2020.

Name and Principal Position	Year	Salary	Bonus	Option Awards	All other Compensation(1)	Total Compensation

Jolie Kahn	2020	$120,000	$-	$-	$-	$120,000
Chief Financial Officer	2021	$120,000	$-	$-	$-	$120,000

Erez Ben Zvi	2020	$61,968	$-	$24,975	$18,765	$105,708
General Manager and VP of Product	2021	183,269		76,219	48,578	308,066

Shalom Shushan	2020	$36,793	$-	$-	$-	$36,793
Chief Technology Officer	2021	203,142		22,206	58,913	284,261

(1)	Includes contributions to the (a) Severance Pay- Fund, (b) retirement plan feature of Managers’ Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) and (d) statutory national insurance (Bituach Leumi). Also includes automobile expenses and cellular communications expenses paid by GlucoTrack.

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

Paul Goode

On October 19, 2021, Paul V. Goode was appointed as President and Chief Operating Officer of GlucoTrack, effective November 1, 2021 (“Effective Date”). He had served as a member of the Company’s Board of Directors since December 17, 2020. Concurrent with his new appointment, Mr. Goode stepped down from the Board.

Mr. Goode most recently served as Vice President of Product Development at Orchestra Biomed where he oversaw development of its implantable cardiac stimulator system for hypertension. Prior to Orchestra, from 2010 until July 2019 Paul served in several executive roles at EndoStim, including Senior Vice President of R&D, Chief Technology Officer, and Interim CEO. From 2006 through 2010 he served as VP of Research and Development at Metacure and from 2004 through 2006 Mr. Goode served as Director of Engineering at Impulse Dynamics. Prior to that, Mr. Goode was employed as Director of Engineering at DexCom and as Senior Engineer at MiniMed. Paul received his BS, MS and PhD degrees from North Carolina State University.

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

Jolie Kahn

The Company also entered into a Consulting Agreement with Ms. Kahn for her services as Interim CFO. She is compensated $10,000 per month for her services. The Agreement was for an initial term of six months which expired on January 31, 2020 and was renewed by the Company on February 5, 2020 for an additional six month term and may has been further orally extended for successive six-month terms and may be terminated by either party on 30 days’ notice. Ms. Kahn also acts as US counsel to the issuer and is compensated separately for legal services provided.

Outstanding Equity Awards as of December 31, 2021

The following table sets forth for each of GlucoTrack’s named executive officers certain information regarding unexercised options as of December 31, 2021:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Erez Ben Zvi	5,915	18,115	N/A	N/A
Shalom Shoshan	1,716	7,079	N/A	N/A

DIRECTOR COMPENSATION

The following table sets forth information with respect to the compensation of our directors as of December 31, 2021:

	Year End Total
	Cash	Common Shares	Total
Allen Danzig	$31,250	$18,750	$50,000
Robert Fischell	$48,000	$0	$48,000
Paul Goode	$18,958	$10,208	$29,167
Shimon Rapps	$50,000	$0	$50,000
Luis Malave	$9,722	$8,750	$18,472
Andrew Sycoff	$41,500	$0	$41,500
Total	$199,431	$37,708	$237,139

The Company’s Board fee schedule is as follows:

Fee Table	Annual	Quarter
Board	$35,000	$8,750
Committee Member	$6,500	$1,625
Committee Chair	$15,000	$3,750

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our Common Stock within 60 days of April 29, 2022 by:

●	each person known to us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our named executive officers and our current directors; and
●	all of our executive officers and directors as a group.

Except as otherwise indicated below, the address of each beneficial owner listed in the table is c/o GlucoTrack, Inc., 8 Ariel Sharon Street, P.O. Box 6037607, Or Yehuda, Israel.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 15,452,285 shares of common stock outstanding on April 29, 2022. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 29, 2022. We did not deem these exercisable shares outstanding, however, for the purpose of computing the percentage ownership of any other person. The applicable footnotes are an integral part of the table and should be carefully read in order to understand the actual ownership of our securities, particularly by the 5% stockholders listed in the table.

Name of Beneficial Owner	Number of Shares Beneficially Held	Number of Preferred, RSUs, Options and Warrants Exercisable within 60 days		Total Shares Beneficially Owned
				Number	Percent
Erez Ben-Zvi	-	9,921		9,921	-
Allen E. Danzig	15,048	-		15,048	*	%
Dr. Robert Fischell	35,048	3,197	(1)	38,245	*	%
Paul Goode	1,950	63,714	(2)	65,664	*	%
Jolie Kahn	-	-		-	*	%
Luis Malave	4,332			4,332	*
Shimon Rapps	10,598	-	(3)	10,598	*	%
Shalom Shushan	-	3,184		3,184	*	%
Andrew Sycoff	8,171	142,071	(4)	150,242	*	%
James Thrower		43,716		43,716	*	%
All Executive Officers and Directors as a group (10 persons)				297,234	1.9%

Principal Stockholders
John A Ballantyne Rev Trust 08/01/2017	5,157,888		(5)	5,157,888	33.3%

(1) Ownership includes (i) 31,733 shares of Common Stock owned individually, (ii) 3,316 owned jointly by Dr. Fischell and his wife; and (iii) 3,197 Options deemed vested within 60 days of April 29, 2022.

(2) Options deemed vested within 60 days of April 29, 2022.

(3) SDR Diversified Holdings, LLC, an entity owned by Leah Rapps, the wife of Shimon Rapps, owns 3,578 shares of common stock and 1,226,556 warrants to purchase shares of our Common Stock. Leah Rapps has voting control and investment power over SDR Diversified Holdings, LLC. Ms. Rapps also owns 2,099 shares in her personal name. Mr. Rapps disclaims beneficial ownership in the shares and warrants held by his wife and by SDR Diversified Holdings, LLC.

(4) Ownership includes: (i) 8,171 shares of common stock owned by Mr. Sycoff; and (ii) 142,071 shares of common stock issuable upon the exercise of warrants owned by Andrew Garrett, Inc. Mr. Sycoff has voting power and investment control over the shares of common stock held by Andrew Garrett, Inc. Alma Diversified Holdings LLC, an entity owned by Sharon Sycoff, the wife of Mr. Sycoff owns (i) 105,010 shares of common stock; and (ii) 3,013,327 shares of common stock issuable upon the exercise of warrants. Sharon Sycoff has voting power and investment control over the shares and warrants held by Alma Diversified Holdings LLC and Mr. Sycoff disclaims beneficial ownership in the shares and warrants held by Alma Diversified Holdings LLC.

(5) In addition, the John A. Ballantyne Revocable Trust 08/01/2017 owns additional shares of common stock acquirable within 60 days, each of which is subject to a Blocker Limitation. However, the percentage ownership by the John A. Ballantyne Revocable Trust 08/01/2017 is currently in excess of such Blocker Limitations, and as a result, such Blocker Securities have been excluded from the table. These Blocker Securities consist of 378,719 warrants. The address of John A. Ballantyne Rev Trust 08/01/2017 is 7410 Claire Drive South, Fargo ND 58104. John A. Ballantyne has voting and investment control over the shares held by John A. Ballantyne Rev Trust 08/01/2017.

* Less than 1% ownership.

Changes in Control

There are no arrangements known to the Company the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, GlucoTrack is not aware of any transactions since the beginning of its last fiscal year or any proposed transactions in which GlucoTrack was or is a party, in which (1) the amount involved exceeded the lesser of $120,000 or 1% of the average of GlucoTrack’s total assets at year-end for the last two completed fiscal years and (2) in which a director, director nominee, executive officer, holder of more than 5% of GlucoTrack’s Common Stock or Preferred Stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

In 2020, Andrew Garrett, Inc., which is controlled by one of our directors, Andrew Sycoff, received from us, cash of $1,980,000 ($1,950,000 for Placement Agent fees relating to our 2020 private placement and $30,000 for Advisory fees that were earned in 2019) and 3,750,000 warrants for Placement Agent fees relating to our 2020 private placement.

Director Independence

GlucoTrack is currently listed on the Nasdaq Capital Market and follows its rules that a majority of the Board of Directors must be comprised of independent directors. The independence rules include a series of objective tests, including that an “independent” person will not be employed by GlucoTrack and will not be engaged in various types of business dealings with GlucoTrack. Applying these rules and based on representations from the directors with respect to their independence thereunder, the Board has determined that each of the current members of GlucoTrack’s Board of Directors is independent, except for Mr. Sycoff, and, therefore, a majority of the members of the Board are independent directors.

Principal Accounting Fees and Services. Audit Fees

Fees for services rendered by Fahn Kanne & Co. (“Fahn Kanne”) for professional services rendered for the 2021 and 2020 audit of our annual financial statements, review of financial statements included in quarterly reports on Form 10-Q in 2021 and 2020 and out of pocket expenses, totaled approximately $83,000 and $72,000 for 2021 and 2020, respectively.

Tax Fees

GlucoTrack did not pay Fahn Kanne any fees in 2021 and paid $7500 in 2020 for assurance and related services reasonably related to the performance of the audit or review of the GlucoTrack’s financial statements.

All Other Fees

GlucoTrack did not pay any other fees to Fahn Kanne in 2020 and paid $11,000 in 2021 for review and consent on its Form S-3 registration statement.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board is solely responsible for the pre-approval of all audit and non-audit services to be provided by the independent accountants. The Board approved all of the fees paid to Fahn Kanne for the years ended December 31, 2021 and 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Document List

(1) Financial Statements:

The financial statements of the Company were filed with our Form 10-K filed on April 13, 2021 as Part II, Item 8 of that report.

(2) Financial Statement Schedules:

None.

(3) Exhibits:

ITEM 15. Exhibits and Financial Statement Schedules.

(a)(3) Exhibits

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 29, 2022.

GLUCOTRACK, INC.

By:	/s/ Paul Goode
Name:	Paul Goode
Title:	COO (Principal Executive Officer)

By:	/s/ Jolie Kahn
Name:	Jolie Kahn
Title:	Chief Financial Officer (Principal Financial Officer)

