Form 10-Q
period 2022-03-31
GlucoTrack, Inc.
filed 2022-05-16
CIK 1506983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 13, 2022, 15,461,757 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

GLUCOTRACK INC. (FORMERLY: INTEGRITY APPLICATIONS, INC.)

GLUCOTRACK INC. (FORMERLY: INTEGRITY APPLICATIONS, INC.)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLUCOTRACK INC. (FORMERLY: INTEGRITY APPLICATIONS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	In thousands of US dollars (except share data)
	March 31, 2022	December 31, 2021
	(Unaudited)
Current Assets
Cash and cash equivalents	4,789	6,062
Other current assets	442	43
Total current assets	5,231	6,105

Operating lease right-of-use assets, net	18	40
Property and equipment, net	60	69
Restricted Cash	50	51
TOTAL ASSETS	5,359	6,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	590	631
Operating lease liabilities, current	12	23
Other current liabilities	314	229
Total Current Liabilities	916	883

Non-current Liabilities
Loans from stockholders	206	210
Operating lease liabilities, non-current	6	17
Total non-current liabilities	212	227
Total liabilities	1,128	1,110

Stockholders’ Equity
Common Stock of $ 0.001 par value (“Common Stock”):
500,000,000 shares authorized; 15,452,285 shares issued and outstanding as of March 31, 2022 and December 31, 2021	15	15
Additional paid-in capital	102,763	102,612
Accumulated other comprehensive income (loss)	1	(6)
Receipts on account of shares	11	-
Accumulated deficit	(98,559)	(97,466)
Total Stockholders’ equity	4,231	5,155

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	5,359	6,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLUCOTRACK INC. (FORMERLY: INTEGRITY APPLICATIONS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	In thousands of US dollars (except share data)
	Three-month period ended March 31,
	2022	2021
	(Unaudited)
Research and development expenses	460	309
Marketing expenses	-	23
General and administrative expenses	633	564
Total operating expenses	1,093	896

Operating loss	1,093	896

Financing expense, net	-	8
Loss for the period	1,093	904
Other comprehensive income:
Foreign currency translation income	(7)	(22)

Comprehensive loss for the period	1,086	882

Loss per share (Basic and Diluted)	(0.07)	(0.06)

Weighted average number of common stock outstanding used in computing basic and diluted net loss per share	15,461,757	15,444,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLUCOTRACK INC. (FORMERLY: INTEGRITY APPLICATIONS, INC.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	In thousands of US dollars (except share data)
	(unaudited)
	Common Stock		Additional	Accumulated other		Total
	Number of shares	Amount	paid in capital	comprehensive income	Accumulated deficit	Stockholders’ Equity
Balance as of January 1, 2021	15,444,697	15	102,351	15	(93,399)	8,982
Loss for the period of three months					(904)	(904)
Other comprehensive income	-	-	-	22	-	22
Stock-based compensation	-	-	49	-	-	49
Balance as of March 31, 2021	1,5444,697	15	102,400	37	(94,303)	8,149

	In thousands of US dollars (except share data)
	(Unaudited)
	Common Stock		Additional	Receipts on	Accumulated Other		Total
	Numbers of Shares	Amount	Paid-in Capital	account of shares	Comprehensive income (loss)	Accumulated Deficit	Stockholders’ Equity

Balance at January 1, 2022	15,452,285	15	102,612	-	(6)	(97,466)	5,155
Loss for the period of three months	-	-	-	-	-	(1,093)	(1,093)
Other comprehensive income	-	-	-	-	7	-	7
Stock-based compensation	-	-	151	-	-	-	151
Issuance of restricted shares as compensation towards directors (*)	-	-	-	11	-	-	11
Balance as of March 31, 2022	15,452,285	15	102,763	11	1	(98,559)	4,231

(*)	Actual issuance occurred subsequent to the balance sheet date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLUCOTRACK INC. (FORMERLY: INTEGRITY APPLICATIONS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	In Thousands of US dollars
	Three-month period ended March 31,
	2022	2021
	(unaudited)
Cash flows from operating activities:
Loss for the period	(1,093)	(904)
Adjustments to reconcile loss for the period to net cash used in operating activities:
Depreciation	9	12
Stock-based compensation	151	49
Issuance of restricted shares as compensation towards directors (*)	11	-
Linkage difference on principal of loans from stockholders	2	2
Changes in assets and liabilities:
Increase in accounts receivable	-	(5)
Increase in inventory	-	(6)
Increase (Decrease) in other current assets	(400)	10
Decrease in accounts payable	(35)	(155)
Increase in other current liabilities	90	64
Net cash used in operating activities	(1,265)	(933)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9)	1
Change in cash, cash equivalents, and restricted cash	(1,274)	(932)
Cash, cash equivalents, and restricted cash at beginning of the period	6,113	9,885
Cash, cash equivalents, and restricted cash at end of the period	4,839	8,953

(*)	Actual issuance occurred subsequent to the balance sheet date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLUCOTRACK INC. (FORMERLY: INTEGRITY APPLICATIONS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The Company and Integrity Israel are referred as the “Group”.

On December 8, 2021, the Company announced that its shares of common stock were approved for listing on the Nasdaq Capital Market (“NASDAQ”). Trading on NASDAQ commenced on December 10, 2021 under its existing trading symbol, IGAP.

On March 14, 2022, the Company announced that it has completed its corporate name and ticker symbol change on the Nasdaq Capital Market (from IGAP to GCTK), to be effective at the commencement of trading on March 14, 2022.

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

Since its incorporation, the Company did not conduct any material operations other than those carried out by Integrity Israel a medical device company, which focuses on the design, development and commercialization of non-invasive glucose monitoring devices for use by people with diabetes. The development and commercialization of Integrity Israel’s product is expected to require substantial expenditures. The Company and Integrity Israel have not yet generated significant revenues from operations, and therefore they are dependent upon external sources for financing their operations. As of March 31, 2022, the Group has accumulated deficit of $98,559 thousand, and incurred losses and generated negative cash flow from operating activity for the three-months period. As of March 31, 2022, the Company had $4,789 thousand in cash. Management has considered the significance of such condition in relation to the Company’s ability to meet its current obligations and to achieve its business targets and determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company plans to finance its operations through the sale of equity and/or debt securities (including shelf registration statement on Form S-3 that was declared effective on September 27, 2021 by the Securities and Exchange Commission (SEC) and which allows the Company to register up to $100,000 thousand of certain equity and/or debt securities of the Company through prospectus supplement). There can be no assurance that the Company will succeed in obtaining the necessary financing or generating sufficient revenues from product sales to continue its operations as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GLUCOTRACK INC. (FORMERLY: INTEGRITY APPLICATIONS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of presentation

Accounting Principles

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature

The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any future period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany balances and transactions have been eliminated in consolidation.

Net Loss Per Share

Basic loss per share is computed by dividing the loss for the period applicable for holders of our Common Stock by the weighted average number of shares of Common Stock outstanding during the period.

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

Total weighted average number of 6,452,510 and 6,481,598 outstanding stock options and stock warrants have been excluded from the calculation of the diluted net loss per share for the period of three months ended March 31, 2022 and 2021, respectively, because the effect of the common shares issuable as a result of the exercise or conversion of these instruments was determined to be anti-dilutive.

GLUCOTRACK INC. (FORMERLY: INTEGRITY APPLICATIONS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

B.	Use of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As applicable to these consolidated interim condensed financial statements, the most significant estimates and assumptions relate to the going concern assumptions.

C.	Reclassified Amounts

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications did not have material effect on the reported results of operations, shareholder’s equity or cash flows.

GLUCOTRACK INC. (FORMERLY: INTEGRITY APPLICATIONS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 3 – Cash and cash equivalents

	US dollars
	March 31,	December 31,
	2022	2021

US Dollar	4,776	6,028
Other	13	34
	4,789	6,062

NOTE 4 – SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies and prospects. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements regarding our future activities, events or developments, including such things as future revenues, capital raising and financing, product development, clinical trials, regulatory approval, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, projected performance and trends, and other such matters, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “may,” “will,” “could,” “would,” “should” and other similar words and phrases, are intended to identify forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. These statements relate only to events as of the date on which the statements are made and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. All of the forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially. Risks and uncertainties, the occurrence of which could adversely affect our business, include the risks identified under the caption “Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2021. The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

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

Talent development, recruiting and organizational health have been a critical focus of the Company. A number of high-quality individuals have joined the Company, each of whom bring extensive experience in their respective fields. Paul, V. Goode PhD, who has a decorated career developing innovative medical technologies, including at DexCom and MiniMed and was a member of the Board of Directors of the Company, was appointed as President and Chief Operating Officer. In addition, James P. Thrower PhD, a seasoned executive formerly of Sterling Medical Devices, Mindray DS USA and DexCom, Inc. joined as Vice President of Engineering. Luis J. Malavé, formerly of Insulet Corp, Medtronic and MiniMed has joined as an independent board member. Several highly talented and accomplished executives joined the Company as senior advisors to the Board. These include Yair Briman, the former CEO of Philips Healthcare Informatics, Daniel McCaffrey MBA MA, a world-renowned behavioral scientist and digital health expert currently VP of Digital Health and Software at OMRON Healthcare, Inc. and formerly at Samsung Health and Dexcom, Inc., Dr. Alexander Raykhman PhD, a measurement and artificial intelligence expert and Dr. David C. Klonoff, world renowned endocrinologist and diabetes technology thought leader. We intend to continue to invest in our talent and to expand and strengthen all areas within the Company.

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

In connection with the Company’s previously announced plans to migrate certain aspects of the product development of GT 2.0 to the United States, as well as in preparation for U.S. clinical trials, on May 15, 2022 Erez Ben-Zvi, VP of Product in Israel, provided notice of his resignation from the Company, to be effective June 26, 2022.

The summary of our significant accounting policies is included under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our fiscal 2021 Form 10-K. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. There have been no material changes to the critical accounting policies and estimates as filed in such report.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. As applicable to the consolidated financial statements included elsewhere in this report, the most significant estimates and assumptions relate to the going concern assumptions.

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the three-month period ended March 31, 2022 compared with the same period ended March 31, 2021. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Three Months ended March 31, 2022 compared to Three Months ended March 31, 2021

Revenues

During the three-month period ended March 31, 2022 and 2021, we had no revenues.

Research and development expenses

Research and development expenses were $460 thousand for the three-month period ended March 31, 2022, as compared to $309 thousand for the comparative period. The increase is primarily attributable to hiring of new and augmented personnel to move forward our business agenda.

Research and development expenses consist primarily of salaries and other personnel-related expenses, materials, clinical trials and other expenses. We expect research and development expenses to increase in 2022 and beyond, primarily due to hiring additional personnel and developing our next generation product line, however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs, including the FDA registration process, specific requirements from customers, development of new GlucoTrack® models and others.

Marketing expenses

Marketing expenses were $0 thousand for the three-month period ended March 31, 2022, as compared to $23 thousand for the comparative period. The decrease is primarily attributable to the Company’s decision to reduce/stop its Selling and marketing expenses until the completion of the development of the GlucoTrack® 2.0.

Marketing expenses during the three-month period ended March 31, 2021, consisted in primarily of professional services, salaries, travel expenses and other related expenses.

General and administrative expenses

General and administrative expenses were $633 thousand for the three-month period ended March 31, 2022, as compared to $564 thousand for the comparative period. The increase is primarily attributable to hiring of new and augmented personnel to move forward our business agenda.

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

Financing expenses, net

Financing expenses, net were approximately $0 thousand for the three-month period ended March 31, 2022, as compared to $8 thousand for the comparative period. The change is immaterial.

Net Loss

Net loss was $1,093 thousand for the three-month period ended March 31, 2022, as compared to $904 thousand for the comparative period. The Increase in net loss is attributable primarily to hiring of new and augmented personnel to move forward our business agenda.

Going Concern Uncertainty

As of March 31, 2022, cash on hand was approximately $4.8 million. The development and commercialization of non-invasive glucose monitoring devices for use by people, are expected to require substantial further expenditures. We remain dependent upon external sources for financing our operations. Since inception, we have incurred substantial accumulated losses and negative operating cash flow, and have a significant accumulated deficit. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We plan to finance our operations through the sale of equity (including shelf registration statement on Form S-3 was declared effective on September 27, 2021 by the Securities and Exchange Commission (SEC) which allows the Company to register up to $100,000 thousand of certain equity and/or debt securities of the Company through prospectus supplement). There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations.

Net Cash Used in Operating Activities for the Three-Month Periods Ended March 31, 2022 and March 31, 2021

Net cash used in operating activities was $1,265 thousand and $933 thousand for the three-month periods ended March 31, 2022 and 2021, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of $1,093 thousand and $904 thousand, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022, or the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are ineffective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is not accumulated and communicated to management, including our principal executive and financial officers, in a manner sufficient to allow timely decisions regarding required disclosure, due to the material weaknesses in internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (2)
101.SCH	Inline XBRL Schema Document (2)
101.CAL	Inline XBRL Calculation Linkbase Document (2)
101.LAB	Inline XBRL Label Linkbase Document (2)
101.PRE	Inline XBRL Presentation Linkbase Document (2)
101.DEF	Inline XBRL Definition Linkbase Document (2)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 16, 2022

GLUCOTRACK INC.

By:	/s/ Jolie Kahn
Name:	Jolie Kahn
Title	Chief Financial Officer
(Principal Financial Officer)

