Form 10-Q
period 2022-06-30
GlucoTrack, Inc.
filed 2022-08-15
CIK 1506983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 001-41141

GLUCOTRACK, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0668934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Rte 17N, Suite 800 Rutherford, NJ	07070
(Address of principal executive offices)	(Zip Code)

972 (8) 675-7878

(Registrant’s telephone number, including area code)

8 Ariel Sharon Street

P.O. Box 6037607

Or Yehuda, Israel

L3 7760049

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

As of August 15, 2022, 15,473,262 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

GLUCOTRACK INC.

GLUCOTRACK INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLUCOTRACK INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	In thousands of US dollars (except share data)
	June 30, 2022	December 31, 2021
	(Unaudited)
Current Assets
Cash and cash equivalents	3,854	6,062
Other current assets	370	43
Total current assets	4,224	6,105

Operating lease right-of-use assets, net	-	40
Property and equipment, net	49	69
Restricted Cash	44	51
TOTAL ASSETS	4,317	6,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	617	631
Operating lease liabilities, current	-	23
Other current liabilities	318	229
Total Current Liabilities	935	883

Non-current Liabilities
Loans from Stockholders	192	210
Operating lease liabilities, non-current	-	17
Total Non-current liabilities	192	227
Total Liabilities	1,127	1,110

Stockholders’ Equity
Common Stock of $ 0.001 par value (“Common Stock”):
500,000,000 shares authorized; 15,473,262 and 15,452,285 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	15	15
Additional paid-in capital	102,821	102,612
Accumulated other comprehensive income (loss)	31	(6)
Receipts on account of shares	9	-
Accumulated deficit	(99,686)	(97,466)
Total Stockholders’ equity	3,190	5,155

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	4,317	6,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)		US dollars (except share data)
	Six-month period ended June 30,		Three-month period ended June 30,
	(Unaudited)		(Unaudited)
	2022	2021	2022	2021

Research and development	929	630	469	321
Selling and marketing expenses	-	23	-	-
General and administrative	1,287	1,116	654	552
Total operating expenses	2,216	1,769	1,123	873

Operating Loss	(2,216)	(1,769)	(1,123)	(873)

Finance Income (Expenses), net	(4)	12	(4)	20

Net Loss	(2,220)	(1,757)	(1,127)	(853)
Other comprehensive income (expenses):
Foreign currency translation adjustment	37	(7)	30	(29)

Comprehensive loss for the period	(2,183)	(1,764)	(1,097)	(882)

Net Loss per Common Share
Basic	(0.14)	(0.11)	(0.07)	(0.06)
Diluted	(0.14)	(0.11)	(0.07)	(0.06)

Average number of common shares used in computing basic and diluted loss per share	15,465,692	15,447,490	15,473,813	15,448,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	US Dollars (except share data)
	(Unaudited)
	Common Stock		Additional	Receipts on account	Accumulated Other		Total Stockholders’
	Numbers of Shares	Amount	Paid-in Capital	of shares	Comprehensive Loss	Accumulated Deficit	Equity (Deficit)

Balance at January 1, 2021	15,444,697	15	102,351	-	15	(93,399)	8,982
Loss for the period	-	-	-	-	-	(1,757)	(1,757)
Other comprehensive loss	-	-	-	-	(7)	-	(7)
Issuance of restricted shares as compensation towards directors (*)	-	-	-	10	-	-	10
Stock-based compensation	-	-	58	-	-	-	58
Balance at June 30, 2021	15,444,697	15	102,409	10	8	(95,156)	7,286

Balance at April 1, 2021	15,444,697	15	102,400	-	37	(94,303)	8,149
Loss for the period	-	-	-	-	-	(853)	(853)
Other comprehensive loss	-	-	-	-	(29)	-	(29)
Stock-based compensation	-	-	9	-	-	-	9
Issuance of restricted shares as compensation towards directors (*)	-	-	-	10	-	-	10
Balance at June 30, 2021	15,444,697	15	102,409	10	8	(95,156)	7,286

Balance at January 1, 2022	15,452,285	15	102,612	-	(6)	(97,466)	5,155
Loss for the period						(2,220)	(2,220)
Other comprehensive income	-	-	-	-	37	-	37
Issuance of restricted shares as compensation towards directors (*)	7,872	-	11	9	-	-	20
Stock-based compensation	13,105	-	198	-	-	-	198
Balance at June 30, 2022	15,473,262	15	102,821	9	31	(99,686)	3,190

Balance at April 1, 2022	15,452,285	15	102,763	11	1	(98,559)	4,231
Loss for the period	-	-	-	-	-	(1,127)	(1,127)
Other comprehensive income	-	-	-	-	30	-	30
Issuance of restricted shares as compensation towards directors (*)	7,872	-	11	(2)	-	-	9
Stock-based compensation	13,105	-	47	-	-	-	47
Balance at June 30, 2022	15,473,262	15	102,821	9	31	(99,686)	3,190

(*)	Actual issuance occurred subsequent to the balance sheet date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US Dollars
	Six-month period ended June 30.
	2022	2021
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(2,220)	$(1,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14	22
Capital loss on sale of property and equipment	-	5
Stock-based compensation	198	58
Issuance of restricted shares as compensation towards directors (*)	20	10
Linkage difference on principal of loans from stockholders	6	2
Changes in assets and liabilities:
Increase in accounts receivable	-	(2)
Increase in inventory	-	(6)
Increase in other current assets	(331)	(13)
Increase (Decrease) in accounts payable	18	(131)
Increase (Decrease) in other current liabilities	114	(90)
Net cash used in operating activities	(2,181)	(1,902)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	-	4
Purchase of property and equipment	(4)	(1)
Net cash provided by (used in) investing activities	(4)	3

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(30)	(16)

Decrease in cash, cash equivalents, and restricted cash	(2,215)	(1,915)

Cash, cash equivalents, and restricted cash at beginning of the period	6,113	9,885

Cash, cash equivalents, and restricted cash, end of period	$3,898	$7,970

(*)	Actual issuance occurred subsequent to the balance sheet date.

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

Since its incorporation, the Company did not conduct any material operations other than the design, development and commercialization of the first generation of non-invasive glucose monitoring devices for use by people with diabetes. The development and commercialization of the second generation of the product is expected to require substantial expenditures. The Company and Integrity Israel have not yet generated significant revenues from operations, and therefore they are dependent upon external sources for financing their operations. As of June 30, 2022, the Group has accumulated deficit of $99,686 thousand, and incurred losses and generated negative cash flow from operating activity for the six-months period. As of June 30, 2022, the Company had $3,854 thousand in cash. Management has considered the significance of such condition in relation to the Company’s ability to meet its current obligations and to achieve its business targets and determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

GLUCOTRACK INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of presentation

Accounting Principles

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature

The results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any future period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany balances and transactions have been eliminated in consolidation

Net Loss Per Share

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

Total weighted average number of 6,512,638 and 6,360,344 outstanding stock options and stock warrants have been excluded from the calculation of the diluted net loss per share for the period of six months ended June 30, 2022 and 2021, respectively, because the effect of the common shares issuable as a result of the exercise or conversion of these instruments was determined to be anti-dilutive.

GLUCOTRACK INC

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

NOTE 3 – CASH AND CASH EQUIVALENTS

	US dollars
	June 30,	December 31,
	2022	2021

US Dollar	3,846	6,028
Other	8	34
	3,854	6,062

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

We are a medical device company focused on the design, development and commercialization of innovative technologies for use by people with diabetes and prediabetes. Our first product focus is GlucoTrack®, a non-invasive blood glucose monitor designed to help people with diabetes and prediabetes obtain blood glucose level readings without the pain, inconvenience, cost and difficulty of conventional (invasive) spot finger stick devices. Our first-generation device, GlucoTrack® 1.0 utilized a patented combination of ultrasound, electromagnetic and thermal technologies to obtain blood glucose measurements in less than one minute via a small sensor that is clipped onto one’s earlobe and connected to a small, handheld control and display unit, all without drawing blood. GlucoTrack® 1.0, which received CE Mark approval, underwent a limited release beta test in Europe and the Middle East. The Company is now focused on the development of its next generation non-invasive glucose monitor, GlucoTrack® 2.0.

GlucoTrack® 2.0 utilizes a different and significantly simplified and less costly sensor technology than our 1.0 technology. We are designing a form factor that will shed the wired handheld unit from the GlucoTrack 1.0 design to be a completely wireless earclip with Bluetooth connectivity for pairing directly with the user’s own mobile device (smartphone and/or tablet). The earclip will be rechargeable and stored in a small carrying case for storage and recharging when not in use, similar to wireless earbuds. This facilitates the smallest earclip design by reducing battery size requirements. Eliminating the cabled main unit hardware is also expected to significantly lower our manufacturing costs. This will enable an attractive end-user price point while maintaining healthy margins for the company. In addition, we believe that this new sensor technology will lead to a substantially faster measurement than our 1.0 version.

In early Q2 the Company completed lab testing of its 2.0 clinical prototype system. This process included testing of multiple iterations of electronics, ear clip, and mobile app with cloud-based software. In addition, human factors testing of the mobile app has been completed through simulated use in focus groups and by conducting a rigorous external design review for system architecture, stability, and cybersecurity. The completion of bench testing and analyses of the clinical prototype system was followed by simulated use testing. During this in-house testing, the Company achieved better than expected accuracy and performance. Initial data collected indicates that the GlucoTrack® 2.0 system may achieve an accuracy comparable to invasive Continuous Glucose Monitors (CGM’s) currently available in the market when conducting the upcoming first in-human clinical study.

The Company has recently received Ethics Committee and clinical center approvals to conduct its first in-human study at the Rabin Medical Center in Israel. The initial results from this study will drive a follow-up multi-center study in the United States, led by Dr. Klonoff, Chair of the Company’s Scientific Advisory Board and Medical Director of the Diabetes Research Institute of Mills-Peninsula Medical Center. The U.S. study is intended to be a precursor to the eventual pivotal trial for FDA clearance. The Company aims to begin its first in-human study in Israel in Q3 and in U.S. centers in Q4.

We are also developing a wireless mobile platform that will support capturing anonymized data that can leverage novel machine learning (AI) and data analytic techniques to facilitate device iterations and glucose sensing accuracy improvements. In addition, mobile device pairing will facilitate data transfer to electronic medical records (EMRs) used by managing physicians to effectively treat their patients. Moreover, this data can provide a potential revenue stream for valuable T2DM and pre-T2DM de-identified patient data that can be used by third-party organizations such as pharma, insurance, and others.

While historically the Company has operated out of its Israel location, the Company is now transitioning all operations and development to the United States.

A number of high-quality individuals have joined the Company, each of whom bring extensive experience in their respective fields. Paul, V. Goode PhD, who has a decorated career developing innovative medical technologies, including at DexCom and MiniMed and was a member of the Board of Directors of the Company, has been appointed as President and Chief Executive Officer. In addition, James P. Thrower PhD, a seasoned executive formerly of Sterling Medical Devices, Mindray DS USA and DexCom, Inc. joined as Vice President of Engineering. Luis J. Malavé, formerly of Insulet Corp, Medtronic and MiniMed has joined as an independent board member. Several highly talented and accomplished executives joined the Company as senior advisors to the Board. These include Yair Briman, the former CEO of Philips Healthcare Informatics, Daniel McCaffrey MBA MA, a world-renowned behavioral scientist and digital health expert currently VP of Digital Health and Software at OMRON Healthcare, Inc. and formerly at Samsung Health and Dexcom, Inc., Dr. Alexander Raykhman PhD, a measurement and artificial intelligence expert and Dr. David C. Klonoff, world renowned endocrinologist and diabetes technology thought leader. We intend to continue to invest in our talent and to expand and strengthen all areas within the Company.

Recent Events

On October 19, 2021, Paul V. Goode was appointed as President and Chief Operating Officer of the Company, effective November 1, 2021 (“Effective Date”). He has served as a member of Integrity’s Board of Directors since December 17, 2020. Concurrent with his new appointment, Mr. Goode stepped down from the Board. As of the filing of this Quarterly Report, Mr. Goode has been appointed Chief Executive Officer.

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

Also in connection with the Company’s previously announced plans to migrate certain aspects of product development to the United States, as well as in preparation for U.S. clinical trials, on May 11, 2022 Erez Ben-Zvi, VP of Product in Israel, provided notice of his resignation from the Company, to be effective June 12, 2022.

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

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the three and six months period ended June 30, 2022 compared with the same period ended June 30, 2021. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Three Months ended June 30, 2022 compared to Three Months ended June 30, 2021

Research and development expenses

Research and development expenses were $469 thousand for the three-month period ended June 30, 2022, as compared to $321 thousand for the prior-year period. The increase is primarily attributable to developing and validating our next generation product line.

Research and development expenses consist primarily of salaries and other personnel-related expenses, materials, clinical trials and other expenses. We expect research and development expenses to increase in 2022 and beyond, primarily due to hiring additional personnel and developing and validating our next generation product line, however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs, including the FDA registration process, specific requirements from customers, development of new GlucoTrack® models and others.

General and administrative expenses

General and administrative expenses were $654 thousand for the three-month period ended June 30, 2022, as compared to $552 thousand for the prior-year period. The increase is primarily attributable to hiring of new and augmented personnel to move forward our business agenda.

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

Financing income (expenses), net

Financing income (expenses), net was approximately $(4) thousand for the three-month period ended June 30, 2022, as compared to financing income of $20 thousand for the prior-year period. The decrease in the financing income is mainly attributed to the decrease in interest income resulting from the reduction in the company’s cash balance over the year.

Net Loss

Net loss was $1,127 thousand for the three-month period ended June 30, 2022, as compared to $853 thousand for the prior-year period. The increase in net loss is attributable primarily to the increase in our operating expenses, as described above.

Six Months ended June 30, 2022 compared to Six Months ended June 30, 2021

Research and development expenses

Research and development expenses were $929 thousand for the six-month period ended June 30, 2022, as compared to $630 thousand for the prior-year period. The increase is primarily attributable to developing and validating our next generation product line.

Research and development expenses consist primarily of salaries and other personnel-related expenses, materials, clinical trials and other expenses. We expect research and development expenses to increase in 2022 and beyond, primarily due to hiring additional personnel and developing and validating our next generation product line, however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs, including the FDA registration process, specific requirements from customers, development of new GlucoTrack® models and others.

Selling and marketing expenses

Selling and marketing expenses were $0 thousand for the six-month period ended June 30, 2022, as compared to $23 thousand for the prior-year period. The decrease is primarily attributable to the Company’s decision to reduce/stop its Selling and marketing expenses until the completion of the development of the GlucoTrack® 2.0.

Selling and marketing expenses consisted primarily of professional services, salaries, travel expenses and other related expenses.

General and administrative expenses

General and administrative expenses were $1,287 thousand for the six-month period ended June 30, 2022, as compared to $1,116 thousand for the prior-year period. The increase is primarily attributable to hiring of new and augmented personnel to move forward our business agenda.

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

Financing income (expenses), net

Financing income (expenses), net was approximately $(4) thousand for the six-month period ended June 30, 2022, as compared to financing income of $12 thousand for the prior-year period. The decrease in the financing income is attributed to the decrease in interest income resulting from the reduction in the company’s cash balance over the year.

Net Loss

Net loss was $2,220 thousand for the six-month period ended June 30, 2022, as compared to $1,757 thousand for the prior-year period. The increase in net loss is attributable primarily to the increase in our operating expenses, as described above.

Going Concern Uncertainty

As of June 30, 2022, cash on hand was approximately $3.8 million. The development and commercialization of non-invasive glucose monitoring devices for use by people, are expected to require substantial further expenditures. We remain dependent upon external sources for financing our operations. Since inception, we have incurred substantial accumulated losses and negative operating cash flow, and have a significant accumulated deficit. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We plan to finance our operations through the sale of equity (including shelf registration statement on Form S-3 was declared effective on September 27, 2021 by the Securities and Exchange Commission (SEC) which allows the Company to register up to $100,000 thousand of certain equity and/or debt securities of the Company through prospectus supplement). There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations.

Net Cash Used in Operating Activities for the Six-Month Periods Ended June 30, 2022 and June 30, 2021

Net cash used in operating activities was $2,181 thousand and $1,902 thousand for the six-month periods ended June 30, 2022 and 2021, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of $2,220 thousand and $1,757 thousand, respectively.

Net Cash Used (provided) in Investing Activities for the Six-Month Periods Ended June 30, 2022 and June 30, 2021

Net cash used (provided) in investing activities was $4 and $(3) thousand for the six-month periods ended June 30, 2022 and 2021, respectively, and was used (provided) mostly to purchase and sale equipment.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022, or the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are ineffective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is not accumulated and communicated to management, including our principal executive and financial officers, in a manner sufficient to allow timely decisions regarding required disclosure, due to the material weaknesses in internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2022

GLUCOTRACK, INC.

By:	/s/ Jolie Kahn
Name:	Jolie Kahn
Title	Chief Financial Officer
(Principal Executive and Financial Officer)

