Form 10-Q
period 2022-09-30
GlucoTrack, Inc.
filed 2022-11-14
CIK 1506983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 14, 2022, 15,476,665 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

GLUCOTRACK INC.

GLUCOTRACK INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLUCOTRACK INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	In thousands of US dollars (except share data)
	September 30, 2022	December 31, 2021
	(Unaudited)
Current Assets
Cash and cash equivalents	3,241	6,062
Other current assets	187	43
Total current assets	3,428	6,105

Operating lease right-of-use assets, net	-	40
Property and equipment, net	44	69
Restricted Cash	39	51
TOTAL ASSETS	3,511	6,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	713	631
Operating lease liabilities, current	-	23
Other current liabilities	252	229
Total Current Liabilities	965	883

Non-current Liabilities
Loans from Stockholders	191	210
Operating lease liabilities, non-current	-	17
Total Non-current liabilities	191	227
Total Liabilities	1,156	1,110

Stockholders’ Equity
Common Stock of $ 0.001 par value (“Common Stock”): 500,000,000 shares authorized; 15,476,665 and 15,452,285 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	15	15
Additional paid-in capital	102,906	102,612
Accumulated other comprehensive income (loss)	30	(6)
Receipts on account of shares	18	-
Accumulated deficit	(100,614)	(97,466)
Total Stockholders’ equity	2,355	5,155

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	3,511	6,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	In thousands of US dollars (except share data)
	Nine-month period ended September 30,		Three-month period ended September 30,
	(Unaudited)		(Unaudited)
	2022	2021	2022	2021

Research and development	1,363	1,077	434	447
Marketing expenses	-	136	-	113
General and administrative	1,782	1,323	495	207
Total operating expenses	3,145	2,536	929	767

Operating Loss	(3,145)	(2,536)	(929)	(767)

Other expenses	(1)	(46)	(1)	(46)

Finance Income (Expenses), net	(2)	21	2	9

Net Loss	(3,148)	(2,561)	(928)	(804)
Other comprehensive income (expenses):
Foreign currency translation adjustment	36	(11)	(1)	(4)

Comprehensive loss for the period	(3,112)	(2,572)	(929)	(808)

Net Loss per Common Stock
Basic	(0.20)	(0.17)	(0.06)	(0.05)
Diluted	(0.20)	(0.17)	(0.06)	(0.05)

Average number of Common Stock used in computing basic and diluted loss per share	15,468,279	15,448,923	15,473,521	15,451,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	In thousands of US Dollars (except share data)
	(Unaudited)
	Common Stock		Additional	Receipts on	Accumulated Other		Total
	Numbers of Shares	Amount	Paid-in Capital	account of shares	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity

Balance at January 1, 2021	15,444,697	15	102,351	-	15	(93,399)	8,982
Loss for the period	-	-	-	-	-	(2,561)	(2,561)
Other comprehensive loss	-	-	-	-	(11)	-	(11)
Issuance of restricted shares as compensation towards directors (*)	-	-	-	25	-	-	25
Stock-based compensation	-	-	66	-	-	-	66
Balance at September 30, 2021	15,444,697	15	102,417	25	4	(95,960)	6,501

Balance at July 1, 2021	15,444,697	15	102,409	10	8	(95,156)	7,286
Loss for the period	-	-	-	-	-	(804)	(804)
Other comprehensive loss	-	-	-	-	(4)	-	(4)
Stock-based compensation	-	-	8	-	-	-	8
Issuance of restricted shares as compensation towards directors (*)	-	-	-	15	-	-	15
Balance at September 30, 2021	15,444,697	15	102,417	25	4	(95,960)	6,501

Balance at January 1, 2022	15,452,285	15	102,612	-	(6)	(97,466)	5,155
Loss for the period						(3,148)	(3,148)
Other comprehensive income	-	-	-	-	36	-	36
Issuance of restricted shares as compensation towards directors	11,275	-	20	-	-	-	20
Restricted shares to be issued as compensation towards directors (*)	-	-	-	18	-	-	18
Stock-based compensation	13,105	-	274	-	-	-	274
Balance at September 30, 2022	15,476,665	15	102,906	18	30	(100,614)	2,355

Balance at July 1, 2022	15,473,262	15	102,821	9	31	(99,686)	3,190
Loss for the period	-	-	-	-	-	(928)	(928)
Other comprehensive income (expenses)	-	-	-	-	(1)	-	(1)
Issuance of restricted shares as compensation towards directors (*)	3,403	-	9	(9)	-	-	-
Restricted shares to be issued as compensation towards directors (*)	-	-	-	18	-	-	18

Stock-based compensation		-	76	-	-	-	76
Balance at September 30, 2022	15,476,665	15	102,906	18	30	(100,614)	2,355

(*)	Actual issuance occurred subsequent to the balance sheet date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	In thousands of US Dollars
	Nine-month period ended September 30.
	2022	2021
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(3,148)	$(2,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19	33
Capital loss on sale of property and equipment	-	41
Stock-based compensation	274	66
Issuance of restricted shares as compensation towards directors (*)	38	-
Linkage difference on principal of loans from stockholders	8	5
Changes in assets and liabilities:
Increase in inventory	-	(6)
Increase in other current assets	(148)	(9)
Increase (Decrease) in accounts payable	117	(223)
Increase (Decrease) in other current liabilities	51	(142)
Net cash used in operating activities	(2,789)	(2,796)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	-	4
Purchase of property and equipment	(4)	(1)
Net cash provided by (used in) investing activities	(4)	3

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(40)	(14)

Decrease in cash, cash equivalents, and restricted cash	(2,833)	(2,807)

Cash, cash equivalents, and restricted cash at beginning of the period	6,113	9,885

Cash, cash equivalents, and restricted cash, end of period	$3,280	$7,078

(*)	Actual issuance occurred subsequent to the balance sheet date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – GENERAL

A.	GlucoTrack Inc (the “Company”) was incorporated on May 18, 2010 under the laws of the State of Delaware. On July 15, 2010, GlucoTrack Acquisition Corp. Ltd. (hereinafter: “Integrity Acquisition”), a wholly owned Israeli subsidiary of the Company, which was established on May 23, 2010, completed a merger with A.D. Integrity Applications Ltd. (hereinafter: “Integrity Israel”), an Israeli corporation that was previously held by the stockholders of the Company. Pursuant to the merger, all equity holders of Integrity Israel received the same proportional ownership in the Company as they had in Integrity Israel prior to the merger. Following the merger, Integrity Israel remained a wholly owned subsidiary of the Company. As the merger transaction constituted a structural reorganization, the merger has been accounted for at historical cost in a manner similar to a pooling of interests. Integrity Israel was incorporated in 2001 and commenced its operations in 2002.

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

In connection with its application to list its shares on Nasdaq Capital Market (“NASDAQ”), as detailed above, on August 13, 2021, the Company effected a reverse split of its Common Stock in a ratio of 1 for 13 (the “Reverse Share Split”). For accounting purposes, all Shares, options and warrants to purchase Common Stock and loss per share amounts have been adjusted to give retroactive effect to this Reverse Share Split for all periods presented in these interim consolidated financial statements. Any fractional shares resulting from the Reverse Share Split were rounded up to the nearest whole share.

B.	Going concern uncertainty

Since its incorporation, the Company did not conduct any material operations other than the design, development and commercialization of the first generation of non-invasive glucose monitoring devices for use by people with diabetes. The development and commercialization of the second generation of the product is expected to require substantial expenditures. The Company and Integrity Israel have not yet generated significant revenues from operations, and therefore they are dependent upon external sources for financing their operations. As of September 30, 2022, the Group has accumulated deficit of $100,614 thousand, and incurred losses and generated negative cash flow from operating activity for the nine-months period. As of September 30, 2022, the Company had $3,241 thousand in cash. Management has considered the significance of such condition in relation to the Company’s ability to meet its current obligations and to achieve its business targets and determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Accounting Principles

The accompanying unaudited condensed consolidated interim financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature

The results for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any future period.

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

Shares that will be issued upon exercise of all stock options and stock warrants, have been excluded from the calculation of the diluted net loss per share for all the reported periods for which net loss was reported because the effect of the Common Stock issuable as a result of the exercise or conversion of these instruments was anti-dilutive.

Total weighted average number of 6,562,279 and 6,356,344 outstanding stock options and stock warrants have been excluded from the calculation of the diluted net loss per share for the period of nine months ended September 30, 2022 and 2021, respectively, because the effect of the Common stock issuable as a result of the exercise or conversion of these instruments was determined to be anti-dilutive.

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

NOTE 3 – CASH AND CASH EQUIVALENTS

	US dollars
	September 30,	December 31,
	2022	2021

US Dollar	3,226	6,028
Other	15	34
	3,241	6,062

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

We are a medical device company focused on the design, development and commercialization of innovative technologies for use by people with diabetes and prediabetes. Our first product focus is GlucoTrack®, a non-invasive blood glucose monitor designed to help people with diabetes obtain spot blood glucose level readings without the pain, inconvenience, cost and difficulty of conventional (invasive) spot finger stick devices. Our first-generation device, GlucoTrack® 1.0 utilized a patented combination of ultrasound, electromagnetic and thermal technologies to obtain blood glucose measurements in approximately one minute via a small sensor that is clipped onto one’s earlobe and connected to a small, handheld control and display unit, all without drawing blood. GlucoTrack® 1.0, which received CE Mark approval, underwent a limited release beta test in Europe and the Middle East. The Company is now focused on the development of its next generation non-invasive glucose monitor, GlucoTrack® 2.0. In addition, following the recent acquisition of certain related IP, the Company has commenced an R&D program to develop a long-term implantable glucose management technology to address the growing Type 1 and insulin dependent Type 2 diabetes market.

GlucoTrack® 2.0 utilizes a different and significantly simplified and less costly sensor technology than our 1.0 technology. We are designing a form factor that will shed the wired handheld unit from the GlucoTrack 1.0 design to be a completely wireless clip with Bluetooth connectivity for pairing directly with the user’s own mobile device (smartphone and/or tablet). The device will be pocket-sized and rechargeable, facilitating easy and convenient portability. Eliminating the cabled main unit hardware is also expected to significantly lower our manufacturing costs. This will enable an attractive end-user price point while maintaining healthy margins for the company. In addition, we believe that the new sensor technology will lead to a substantially faster measurement than our 1.0 version.

In Q2 of this year, the Company completed lab testing of its 2.0 clinical prototype system. This process included testing of multiple iterations of electronics, ear clip, and mobile app with cloud-based software. In addition, human factors testing of the mobile app has been completed through simulated use in focus groups and by conducting a rigorous external design review for system architecture, stability, and cybersecurity. The completion of bench testing and analyses of the clinical prototype system was followed by simulated use testing. During this in-house testing of multiple iterations, the Company achieved better than expected accuracy and performance. Initial data collected indicates that the Gen 2 system may achieve an accuracy comparable to invasive Continuous Glucose Monitors (CGM’s) currently available in the market when conducting the upcoming first in-human clinical study. Further to that, the testing validated a dramatically faster speed of measurement is possible, which will significantly improve the patient use experience. The in-house testing also exposed some clip-based human factors considerations that appear to impact consistent device performance. Further improvements are being investigated to improve device performance consistency prior to launching the first-in-human clinical study, which is expected to be conducted at the Rabin Medical Center in Israel. The initial results from this study will drive a follow-up multi-center study in the United States, led by Dr. Klonoff, Chair of the Company’s Scientific Advisory Board and Medical Director of the Diabetes Research Institute of Mills-Peninsula Medical Center. The U.S. study is intended to be a precursor to the eventual pivotal trial for FDA clearance.

We are also developing a wireless mobile platform that will support capturing anonymized data that can leverage novel machine learning (AI) and data analytic techniques to facilitate device iterations and glucose sensing accuracy improvements. In addition, mobile device pairing to this platform will facilitate data transfer to electronic medical records (EMRs) used by managing physicians to effectively treat their patients. Moreover, this data can provide a potential revenue stream for valuable T2DM and pre-T2DM de-identified patient data that can be used by third-party organizations such as pharma, insurance, and others.

While historically the Company has operated out of its Israel location, the Company has transitioned all operations and development to the United States as of the end of Q3. Remaining activities in Israel include accounting and as-needed contract resources to support the first-in-human clinical trial.

A number of high-quality individuals have joined the Company, each of whom bring extensive experience in their respective fields. Paul, V. Goode PhD, who has a decorated career developing innovative medical technologies, including at DexCom and MiniMed and was a member of the Board of Directors of the Company, has been appointed as President and Chief Executive Officer. In addition, James P. Thrower PhD, a seasoned executive formerly of Sterling Medical Devices, Mindray DS USA and DexCom, Inc. joined as Vice President of Engineering. Mark Tapsak PhD, a medical research scientist, joined as Vice President of Sensor Technology, bringing over 25 years of experience in the diabetes industry, including previous senior roles at DexCom and Medtronic, Inc. Luis J. Malavé, formerly of Insulet Corp, Medtronic and MiniMed has joined as an independent board member. Several highly talented and accomplished executives joined the Company as senior advisors to the Board. These include Yair Briman, the former CEO of Philips Healthcare Informatics, Daniel McCaffrey MBA MA, a world-renowned behavioral scientist and digital health expert currently VP of Digital Health and Software at OMRON Healthcare, Inc. and formerly at Samsung Health and Dexcom, Inc., Dr. Alexander Raykhman PhD, a measurement and artificial intelligence expert and Dr. David C. Klonoff, world renowned endocrinologist and diabetes technology thought leader. We intend to continue to invest in our talent and to expand and strengthen all areas within the Company.

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

On December 8, 2021, we announced that our shares of common stock were approved for listing on the NASDAQ. Trading on NASDAQ commenced on December 10, 2021, under its existing trading symbol, IGAP.

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

In connection with the Company’s previously announced plans to migrate certain aspects of the product development of GT 2.0 to the United States, as well as in preparation for U.S. clinical trials, Erez Ben-Zvi, VP of Product in Israel, resigned from the Company, effective June 12, 2022.

On October 10, 2022, the Company announced that it has acquired certain IP related to a long-term implantable continuous glucose monitor and that it intends to develop the technology to address the growing Type 1 and insulin dependent Type 2 diabetes market.

On October 14, 2022, the Company announced the hiring of Dr. Mark Tapsak as Vice President of Sensor Technology.

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

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. As applicable to the consolidated financial statements included elsewhere in this report, the most significant estimates and assumptions relate to the going concern assumptions.

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the three and nine months period ended September 30, 2022 compared with the same period ended September 30, 2021. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Three Months ended September 30, 2022 compared to Three Months ended September 30, 2021

Research and development expenses

Research and development expenses were $434 thousand for the three-month period ended September 30, 2022, as compared to $447 thousand for the prior-year period. The Decrease is immaterial.

Research and development expenses consist primarily of salaries and other personnel-related expenses, materials, clinical trials, and other expenses. We expect research and development expenses to increase in 2022 and beyond, primarily due to hiring additional personnel and developing and validating our next generation product line, however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs, including the FDA registration process, specific requirements from customers, development of new GlucoTrack® models and others.

Marketing expenses

Marketing expenses were $0 thousand for the three-month period ended September 30, 2022, as compared to $113 thousand for the prior-year period. The decrease is primarily attributable to the Company’s decision to reduce/stop its marketing expenses until the completion of the development of the GlucoTrack® 2.0.

Marketing expenses during the three-month period ended September 30, 2021, consisted in primarily of professional services, salaries, travel expenses and other related expenses.

General and administrative expenses

General and administrative expenses were $495 thousand for the three-month period ended September 30, 2022, as compared to $207 thousand for the prior-year period. The increase is primarily attributable to the additional expenses that the company accrued due to its listing on the Nasdaq Capital Market (“NASDAQ”).

General and administrative expenses consist primarily of professional services, salaries, insurance, travel expenses and other related expenses for executive, finance, and administrative personnel, including stock-based compensation expenses. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services.

Financing income, net

Financing income, net was approximately $2 thousand for the three-month period ended September 30, 2022, as compared to financing income of $9 thousand for the prior-year period. The decrease in the financing income is mainly attributed to the decrease in interest income resulting from the reduction in the company’s cash balance over the year.

Net Loss

Net loss was $928 thousand for the three-month period ended September 30, 2022, as compared to $804 thousand for the prior-year period. The increase in net loss is attributable primarily to the increase in our operating expenses, as described above.

Nine Months ended September 30, 2022 compared to Nine Months ended September 30, 2021

Research and development expenses

Research and development expenses were $1,363 thousand for the nine-month period ended September 30, 2022, as compared to $1,077 thousand for the prior-year period. The increase is primarily attributable to developing and validating our next generation product line.

Research and development expenses consist primarily of salaries and other personnel-related expenses, materials, clinical trials, and other expenses. We expect research and development expenses to increase in 2022 and beyond, primarily due to hiring additional personnel and developing and validating our next generation product line, however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs, including the FDA registration process, specific requirements from customers, development of new GlucoTrack® models and others.

Marketing expenses

Marketing expenses were $0 thousand for the nine-month period ended September 30, 2022, as compared to $136 thousand for the prior-year period. The decrease is primarily attributable to the Company’s decision to reduce/stop its Selling and marketing expenses until the completion of the development of the GlucoTrack® 2.0.

Marketing expenses consisted primarily of professional services, salaries, travel expenses and other related expenses.

General and administrative expenses

General and administrative expenses were $1,782 thousand for the nine-month period ended September 30, 2022, as compared to $1,323 thousand for the prior-year period. The increase is primarily attributable to hiring of new and augmented personnel to move forward our business agenda, and to additional expenses that the company accrued due to its listing on the Nasdaq Capital Market (“NASDAQ”).

General and administrative expenses consist primarily of professional services, salaries, insurance, travel expenses and other related expenses for executive, finance, and administrative personnel, including stock-based compensation expenses. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services.

Financing income (expenses), net

Financing income (expenses), net was approximately $(2) thousand for the nine-month period ended September 30, 2022, as compared to financing income of $21 thousand for the prior-year period. The decrease in the financing income is attributed to the decrease in interest income resulting from the reduction in the company’s cash balance over the year.

Net Loss

Net loss was $3,148 thousand for the nine-month period ended September 30, 2022, as compared to $2,561 thousand for the prior-year period. The increase in net loss is attributable primarily to the increase in our operating expenses, as described above.

Going Concern Uncertainty

As of September 30, 2022, cash on hand was approximately $3.2 million. The development and commercialization of non-invasive glucose monitoring devices for use by people, are expected to require substantial further expenditures. We remain dependent upon external sources for financing our operations. Since inception, we have incurred substantial accumulated losses and negative operating cash flow and have a significant accumulated deficit. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We plan to finance our operations through the sale of equity (including shelf registration statement on Form S-3 was declared effective on September 27, 2021 by the Securities and Exchange Commission (SEC) which allows the Company to register up to $100,000 thousand of certain equity and/or debt securities of the Company through prospectus supplement). There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations.

Net Cash Used in Operating Activities for the Nine-Month Periods Ended September 30, 2022 and September 30, 2021

Net cash used in operating activities was $2,789 thousand and $2,796 thousand for the nine-month periods ended September 30, 2022 and 2021, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of $3,148 thousand and $2,561 thousand, respectively.

Net Cash Used (provided) in Investing Activities for the Nine-Month Periods Ended September 30, 2022 and September 30, 2021

Net cash used (provided) in investing activities was $4 and $(3) thousand for the nine-month periods ended September 30, 2022 and 2021, respectively, and was used (provided) mostly to purchase and sale of equipment.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022, or the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are ineffective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is not accumulated and communicated to management, including our principal executive and financial officers, in a manner sufficient to allow timely decisions regarding required disclosure, due to the material weaknesses in internal control over financial reporting.

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

Dated: November 14, 2022

GLUCOTRACK, INC.

By:	/s/ Jolie Kahn
Name:	Jolie Kahn
Title	Chief Financial Officer
(Principal Executive and Financial Officer)

