Form 10-K
period 2022-12-31
GlucoTrack, Inc.
filed 2023-03-31
CIK 1506983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission file number 000-54785

GLUCOTRACK, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0668934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Route 17 North, Suite 800 Rutherford, NJ	07070
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (201) 842-7715

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

Emerging growth Company ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	GCTK	Nasdaq Capital Market

The aggregate market value of the voting stock held by non-affiliates is approximately $3930,000 based on the closing price of $2.58 per share of the registrant’s common stock, as reported on Nasdaq on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter of 2022.

As of March 28, 2023, 15,503,632 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None, except as noted for Part III information in the Company’s Definitive Schedule 14A or Form 10-K/A to be filed on or before April 30, 2023.

GENERAL

Unless the context otherwise requires, the terms “we”, “our”, “ours” “us”, “GlucoTrack” and “Integrity”, refer to A.D. Integrity Applications, Ltd., an Israeli corporation (“Integrity Israel”), for all periods prior to July 15, 2010 and to Integrity Israel and Integrity Applications, Inc., a Delaware corporation, on a combined basis, for all periods from and including July 15, 2010 to March 14, 2022, and thereafter to Integrity Israel and GlucoTrack, Inc.

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

PART I

Item 1. Business.

Overview

We are a medical device company focused on the design, development and commercialization of novel technologies for use by people with diabetes and prediabetes. We are currently developing two products; a non-invasive glucose monitor for use by those with Type 2 diabetes and prediabetes, and an implantable continuous glucose monitor for those with Type 1 diabetes and insulin-dependent Type 2 diabetes.

We were incorporated in Delaware in May 2010 as Integrity Applications, Inc. In July 2010, we completed a reverse triangular merger with Integrity Israel and Integrity Acquisition Corp. Ltd., an Israeli corporation and a wholly owned subsidiary of ours, pursuant to which Integrity Acquisition Corp. Ltd. merged with and into Integrity Israel (the “Reorganization”). As a result of the Reorganization, Integrity Israel became a wholly owned subsidiary of ours. Until recently, we operated primarily through Integrity Israel and moved our operations primarily to the US in 2022.

In connection with our application to list our shares on Nasdaq Capital Market (“NASDAQ”), on August 13, 2021, we effected a reverse split of our Common Stock in a ratio of 1 for 13 (the “Reverse Share Split”). For accounting purposes, all Shares, options and warrants to purchase Common Stock and loss per share amounts have been adjusted to give retroactive effect to this Reverse Share Split for all periods presented in these interim consolidated financial statements. Any fractional shares resulting from the Reverse Share Split were rounded up to the nearest whole share.

On December 8, 2021 our shares of Common Stock were approved for listing on the Nasdaq Capital Market (“NASDAQ”) and trading on NASDAQ commenced on December 10, 2021 under the trading symbol, IGAP.

On March 14, 2022, we completed our corporate name change to GlucoTrack, Inc., and ticker symbol change to GCTK.

The Company was founded with a mission to develop GlucoTrack®, a noninvasive glucose monitoring device designed to help people with diabetes and pre-diabetics obtain glucose level readings without the pain, inconvenience, cost and difficulty of conventional (invasive) spot finger stick devices. The first generation GlucoTrack (“GlucoTrack 1.0”), which successfully received CE Mark approval and ISO certifications, utilized a combination of ultrasound, electromagnetic and thermal technologies to obtain glucose measurements in approximately one minute via a small sensor that is clipped onto one’s earlobe and connected to a small, handheld control and display unit, all without drawing blood or interstitial fluid. After a limited release beta test in Europe and the Middle East, the Company determined that it would focus on developing its next generation non-invasive monitor (“GlucoTrack 2.0”), and we have since withdrawn our CE Mark and ISO certifications for GlucoTrack 1.0.

We are currently developing GlucoTrack 2.0. The current clinical prototype utilizes ultrasound-only sensor technology, reduces the overall cost and complexity of the device, and reduces the measurement time from approximately sixty seconds to less than two seconds. Initial testing has produced promising results, suggesting measurement accuracies could be relatively comparable with those of conventional, already in-the-market CGM technologies. We expect to begin our first-in-human (FIH) study in the second quarter of 2023. Collecting data for sensor characterization and algorithm development will be the primary goals of the FIH study. The results of this study will also drive the development of the commercial version of the device, which is expected to commence late in the third quarter of 2023. Once the development of the commercial device version is complete, we intend to conduct a scaled down version of the FDA pivotal trial to resolve any lingering device performance or human factors issues prior to executing the larger pivotal trial for FDA submission.

Following the acquisition of certain IP in the fourth quarter of 2022, we are also developing an implantable continuous glucose monitor for use by Type 1 diabetes patients as well as insulin-dependent Type 2 patients. Implant longevity is key to the success of such a device, and we are currently in the feasibility phase to demonstrate the potential of a multi-year implant life. We intend to complete the feasibility study in the second quarter of 2023. We believe our technology, if successful, has the potential to be more accurate, more convenient and have a longer duration than other implantable glucose monitors that are either in the market or currently under development.

We are currently developing our own companion applications and a cloud-based solutions to offer an effective platform to provide real time, data driven personalized tools to effectively help a user manage their diabetes, which will be utilized during the clinical trials. In addition to being a critical and effective management tool for the end user, we believe that third parties such as insurers, pharmaceutical companies and advertisers would be willing to pay for the de-identified data that we will obtain through our platform, and that this is an opportunity for us to develop an additional revenue source.

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

Our Senior Management team includes; CEO and President, Paul V. Goode PhD, who has a decorated career developing innovative medical technologies, including at DexCom and MiniMed, James P. Thrower PhD, Vice President of Engineering, a seasoned executive formerly of Sterling Medical Devices, Mindray DS USA and DexCom, Inc., and Mark Tapsak PhD, Vice President of Sensor Technology, a medical research scientist who brings over 25 years of experience in the diabetes industry, including previous senior roles at DexCom and Medtronic. Luis J. Malavé, formerly of Insulet Corp, Medtronic and MiniMed has joined as an independent board member. Several highly talented and accomplished executives joined the Company as senior advisors to the Board. These include Yair Briman, the former CEO of Philips Healthcare Informatics, Daniel McCaffrey MBA MA, a world-renowned behavioral scientist and digital health expert formerly at Samsung Health and Dexcom, Inc., Dr. Alexander Raykhman PhD, a measurement and artificial intelligence expert and Dr. David C. Klonoff, world renowned endocrinologist and diabetes technology thought leader. We intend to continue to invest in our talent and to expand and strengthen all areas within the Company.

Recent Events

On October 19, 2021, Paul V. Goode PhD was appointed as President and Chief Operating Officer of the Company, effective November 1, 2021 (“Effective Date”). He previously served as a member of the Company’s Board of Directors since December 17, 2020. Concurrent with his new appointment, Dr. Goode stepped down from the Board. In December 2021, Mr. Goode has been appointed Chief Executive Officer.

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

On December 8, 2021, we announced that our shares of common stock were approved for listing on the NASDAQ. Trading on NASDAQ commenced on December 10, 2021, under the trading symbol IGAP.

On March 14, 2022, we changed our name to GlucoTrack, Inc. and our trading symbol to GCTK.

On March 22, 2022, Shalom Shushan, Chief Technology Officer, provided notice of his resignation from the Company, effective May 22, 2022, for personal reasons. In connection with the Company’s previously announced plans to migrate certain aspects of product development to the United States, James P. Thrower PhD, Vice President of Engineering, assumed Mr. Shushan’s responsibilities.

In connection with the Company’s previously announced plans to migrate certain aspects of the product development to the United States, as well as in preparation for U.S. clinical trials, Erez Ben-Zvi, VP of Product in Israel, resigned from the Company, effective June 12, 2022.

On October 10, 2022, the Company announced that it has acquired certain IP related to a long-term implantable continuous glucose monitor and that it intends to develop the technology to address the growing Type 1 and insulin dependent Type 2 diabetes market.

On October 14, 2022, the Company announced the hiring of Dr. Mark Tapsak as Vice President of Sensor Technology.

On November 22, 2022, Nasdaq provided notice that pursuant to Nasdaq Listing Rule 5550(b)(1), the Company did not meet the alternatives of market value of listed securities or net income from continuing operations.

On January 4, 2023, Nasdaq provided notice that since the Company had not held an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year end ended December 31, 2021, it no longer complied with Listing Rules for continued listing.

On February 7, 2023, Nasdaq issued a letter to the Company granting an extension until May 22, 2023 to obtain compliance with the Listing Rule 5550(b).

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

According to the Diabetes Atlas (Ninth Edition) published by the International Diabetes Federation in 2021, approximately 537 million adults worldwide, between the ages of 20 and 79, or approximately 10% of the world’s adult population, were estimated to suffer from diabetes in 2021 (not including those persons who suffer from impaired glucose tolerance or gestational diabetes, diabetic conditions first arising during pregnancy). The International Diabetes Federation estimates that this number will grow to approximately 784 million adults worldwide by 2045.

Glucose Monitoring

Blood glucose levels can be affected by many factors, including the carbohydrate and fat content of meals, exercise, stress, illness or impending illness, hormonal releases, medications, variability in insulin absorption and changes in the effects of insulin in the body. Given the many factors that affect blood glucose levels, maintaining glucose within a normal range can be difficult. Diabetics generally manage their blood glucose levels by administering insulin or ingesting carbohydrates throughout the day to maintain blood glucose within normal ranges. Normal ranges in diabetics vary from person to person. In order to maintain blood glucose levels within normal ranges, diabetics must first measure their blood glucose levels so that they can make the proper therapeutic adjustments. As adjustments are made, additional blood glucose measurements may be necessary to gauge the individual’s response to the adjustments. More frequent testing of blood glucose levels provides patients with information that can be used to better understand and manage their diabetes. Testing of blood glucose levels is usually done before meals, after meals and before going to sleep. Diabetics who take insulin usually need to test more often than those who do not take insulin.

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

We believe that a significant market opportunity exists for our devices which could greatly increase compliance with blood glucose measurement recommendations and help many suffering from diabetes better manage their disease, providing significant benefits to both patients and payors.

Our Products

Our first generation GlucoTrack (“GlucoTrack 1.0”), which successfully received CE Mark approval and ISO certifications, utilized a combination of ultrasound, electromagnetic and thermal technologies to obtain glucose measurements in approximately one minute via a small sensor that is clipped onto one’s earlobe and connected to a small, handheld control and display unit, all without drawing blood or interstitial fluid. After a limited release beta test in Europe and the Middle East, the Company determined that it would focus on developing its next generation non-invasive monitor (“GlucoTrack 2.0”), and we have since withdrawn our CE Mark and ISO certifications for GlucoTrack 1.0.

We are currently in the development phase of GlucoTrack 2.0. Our development team began our Glucotrack 2.0 redesign program as a project to miniaturize the Glucotrack 1.0 technology into a smaller wireless ear clip that would connect to a smartphone via Bluetooth. As our miniaturization project progressed, the glucose sensing landscape evolved as continuous glucose monitoring (CGM) devices in the market reached similar accuracy as the conventional fingerstick blood glucose monitoring (BGM) devices. This inevitably raised the regulatory bar for any glucose sensor performance, as regulatory bodies such as the FDA could now point to the accuracy levels of BGM and CGM alternatives already available to the patient. In addition, the Company recognized the advent and significant growth of digital health. Particularly, CGM companies set a new bar for a mobile experience with diabetes data and its associated cloud management, with BGM companies quickly following. Also, from a user experience perspective, while a 60 second measurement time may have been acceptable to the market in the past, we determined this is no longer the case, and that we needed to significantly reduce the time it took to complete a measurement.

As a result of these changing dynamics, we concluded that the GlucoTrack 2.0 project scope not only had to reduce the size of our device, but also had to improve the user experience and to significantly improve sensor accuracy. Accordingly, the Company had to return to a research mode to design, develop, and test a new, more innovative device that would meet these criteria and to invest in software development to ensure that the GlucoTrack 2.0 product would be supported by both iOS and Android devices with a cloud-based infrastructure.

By the end of 2022 we had a clinical prototype of a newly designed system. This system utilizes ultrasound-only sensor technology, reduces the overall cost and complexity of the device, and reduces the measurement time from 60 seconds to 2 seconds. Initial testing produced promising results, suggesting measurement accuracies could be relatively comparable to those of conventional, already in-the-market CGM technologies. Continued testing however, exposed certain human factors that complicated consistent sensor placement. We have identified several mechanical techniques to address this challenge and we expect to complete this process and begin our first-in-human (FIH) study in the second quarter of 2023. Collecting data for sensor characterization and algorithm development will be the primary goals of the FIH study. The results of this study will also drive the development of the commercial version of the device, which is expected to commence late in the third quarter of 2023. Once the development of the commercial device version is complete, we intend to conduct a scaled down version of the FDA pivotal trial to resolve any lingering device performance or human factors issues prior to executing the larger pivotal trial for FDA submission.

In the fourth quarter of 2022 we acquired certain IP relating to an implantable continuous glucose monitor. We designed and developed a laboratory CGM sensing system, integrated into a cloud-based automated data collection system and a prototype model of this system was implemented and validated. We also designed, manufactured, and tested a prototype sensor lead. In addition, we have identified and consummated key vendor relationships with expertise in designing and manufacturing implantable leads and electronics, and we are developing a sensor life simulation system that will take real bench data as inputs and predict total enzyme longevity.

Our focus now is to complete the feasibility assessment of achieving a multi-year implant life. In parallel, we have initiated an implantable electronics design effort. A paper-based design has been completed, and a physical mock-up is expected in the second quarter of 2023, with a targeted prototype design for an animal study to commence in the third quarter of 2023.

By the end of 2023 we intend to have completed the feasibility assessment based on bench data and sensor life modeling/prediction, have bench data (in solution) demonstrating at least six months of sensor life without significant degradation, have animal data demonstrating at least three months of sensor life without significant degradation, and have initiated a human clinical device/system design and development program.

We have developed our own companion applications and a cloud-based solutions to offer an effective platform to provide real time, data driven personalized tools to effectively help a user manage their diabetes. In addition to being a critical and effective management tool for the end user, we believe that third parties such as insurers, pharmaceutical companies and advertisers would be willing to pay for the de-identified data that we will obtain through our platform, and that this is an opportunity for us to develop an additional revenue source. These applications will be utilized during the clinical trials.

We do not have commercial manufacturing facilities and do not intend to build commercial manufacturing facilities of our own in the foreseeable future. Our suppliers and their manufacturing facilities must comply with applicable regulations in the jurisdictions in which our devices are to be marketed (including ISO 13485 in the EU), current quality system regulations, which include current good manufacturing practices, and to the extent laboratory analysis is involved, current good laboratory practices. There can be no assurance that we will be able to enter into agreements with qualified manufacturers on terms acceptable to us, or at all, or that, once contracted, such manufacturers will perform as expected.

Research & Development

We focus significant time and resources on research and development in connection with our efforts to continue to develop and improve GlucoTrack, as well as in connection with our development of our implantable continuous glucose monitor. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Results of Operation” below for a discussion of the research and development expenses for the fiscal years ended 2022 and 2021.

Regulatory Considerations

Healthcare is heavily regulated by federal, state and local governments in the United States, and by similar authorities in other countries. Any product that we develop must receive all relevant regulatory approvals or clearances, as the case may be, before it may be marketed in a particular country. The laws and regulations affecting healthcare change regularly, thereby increasing the uncertainty and risk associated with any healthcare- related venture. The United States government has in the past considered, is currently considering and may in the future consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly and adversely affect reimbursement for healthcare products such as our devices. These policies have included, and may in the future include: basing reimbursement policies and rates on clinical outcomes, the comparative effectiveness and costs of different treatment technologies and modalities; imposing price controls and taxes on medical device providers; and other measures. Future significant changes in the healthcare systems in any jurisdiction in which our devices, may be cleared for sale could also have a negative impact on the demand for our devices. These include changes that may reduce reimbursement or payment rates for such products.

In the United States, the federal government regulates healthcare through various agencies, including but not limited to the following: (i) the FDA, which administers the Food, Drug, and Cosmetic Act, as well as other relevant laws; (ii) the Centers for Medicare & Medicaid Services (“CMS”), which administers the Medicare and Medicaid programs; (iii) the Office of Inspector General, which enforces various laws aimed at curtailing fraudulent or abusive practices including, by way of example, the Anti-Kickback Law, the Anti-Physician Referral Law, commonly referred to as the Stark Law, the Anti-Inducement Law, the Civil Money Penalty Law, and the laws that authorize the Office of Inspector General to exclude health care providers and others from participating in federal healthcare programs; and (iv) the Office of Civil Rights which administers the privacy and security aspects of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). All of the aforementioned are agencies within the Department of Health and Human Services. Healthcare is also provided or regulated, as the case may be, by the Department of Defense through its TriCare program, the Department of Veterans Affairs under, among other laws, the Veterans Health Care Act of 1992, the Public Health Service within the Department of Health and Human Services under the Public Health Service Act, the Department of Justice through the Federal False Claims Act and various criminal statutes, and state governments under the Medicaid program and their internal laws regulating all healthcare activities. If and when we receive FDA approval to market our devices in the United States, we will be subject to regulation by some or all of the foregoing agencies.

The applicable regulatory schemes in the EU are significantly more diverse than those in the United States and do not lend themselves to similar summary. Although the CE Mark system and the MDR require a minimum level of harmonization in the EU, each EU member country may impose additional regulatory requirements. Because there are numerous EU member countries with distinct legal systems, the scope of potential regulatory requirements in each of the EU countries (additional to the harmonized EU requirements) is difficult to summarize or predict.

Regulation of the Design, Manufacture and Distribution of Medical Devices

Any product that we develop must receive all relevant regulatory clearances or approvals, as the case may be, before it may be marketed in a particular country.

Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls in others. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain FDA approval (as described below). These differences may affect the efficiency and timeliness of international market introduction of our devices. For countries in the EU, medical devices must display a CE Mark before they may be imported or sold and must comply with the requirements of the MDR. However, although the MDR is applicable throughout the EU, in practice it does not ensure uniform regulation throughout the EU. Rather, the MDR requires only a minimum level of harmonization in the EU. Accordingly, member countries may apply and enforce the MDr’s terms differently, and certain EU member countries may request or require performance and/or safety data in addition to the MDR’s requirements from time to time, on a case-by-case basis. The CE Mark also permits the sale in countries that have an MDR Mutual Recognition Agreement with the EU.

In the United States, under Section 201(h) of the Food, Drug, and Cosmetic Act, a medical device is an article which, among other things, is intended for use in the diagnosis of disease or other conditions or in the cure, mitigation, treatment or prevention of disease in man or other animals. We believe that our devices will be classified as medical devices and subject to regulation by numerous agencies and legislative bodies, including the FDA and its foreign counterparts. Devices are subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation be conducted before a device receives approval for commercial distribution. The FDA classifies medical devices into one of three classes. Class I devices are relatively simple and can be manufactured and distributed with general controls. Class II devices are somewhat more complex and require greater scrutiny. Class III devices are new and frequently help sustain life.

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

The GlucoTrack® 1.0 has not been approved for commercial sale in the United States. The GlucoTrack® 2.0 is still under development and has not yet been approved for commercial sale in or outside the United States. In prior discussions with the FDA regarding the regulatory pathway, the FDA is not yet entirely sure whether a de novo pathway is acceptable and recommended that the Company should plan to support this approach through risk analysis and an explanation of why the new measurement paradigm it is proposing does not introduce greater risks. FDA noted that no decision has been made that a PMA will be required. The implantable CGM product will most likely fall under the PMA process.

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

There are ongoing discussions in the EU regarding amending the relevant regulatory framework. It is difficult to predict what effect any amendments to the existing EU legislation may have. Furthermore, each individual EU member country has the authority to amend its regulations and requirements additional to the minimum harmonization required by the MDR. Because the EU member countries have diverse legal systems, it is difficult to predict what, if any, amendments may be implemented in each of the EU member countries and whether they may adversely affect us.

We anticipate that sales volumes and prices of our products will depend in large part on the availability of reimbursement from third-party payors. Third-party payors include governmental programs such as Medicare and Medicaid, private insurance plans and workers’ compensation plans. These third-party payors may deny reimbursement for a product or therapy if they determine that the product was not medically appropriate or necessary. Also, third-party payors are increasingly challenging the prices charged for medical products and services. Some third-party payors must also approve coverage for new or innovative devices before they will reimburse health care providers who use the products. Even though a new product may have been cleared for commercial distribution, it may find limited demand for the device until reimbursement approval has been obtained from governmental and private third-party payors.

Inasmuch as a percentage of the projected patient population that could potentially benefit from our products is elderly, Medicare would likely be a potential source of reimbursement in the United States. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, certain disabled persons, persons with end-stage renal disease and those suffering from Lou Gehrig’s disease. In contrast, Medicaid is a medical assistance program jointly funded by United States federal and state governments and administered by each state pursuant to which benefits are available to certain indigent patients. The Medicare and Medicaid statutory framework is subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare and Medicaid.

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

Obtaining a coverage determination, whether local or national, is a time-consuming, expensive and highly uncertain proposition, especially for a new technology, and inconsistent local determinations are possible. On average, according to an industry report, Medicare coverage determinations for medical devices lag 15 months to five years or more behind FDA approval for respective devices. Moreover, Medicaid programs and private insurers are frequently influenced by Medicare coverage determinations. A key component in the reimbursement decision by most private insurers will be whether our products is reimbursed by virtue of a national coverage determination by CMS. We may negotiate contracted rates our products with private insurance providers for the purchase of our products by their members pending a coverage determination by CMS. Our inability to obtain a favorable coverage determination for our products may adversely affect our ability to market our products and thus, the commercial viability of the product. In international markets, reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific product lines. Distributors expressly support the reimbursement process and, depending on the distribution agreement and geographic area, may assume responsibility for the process.

We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry to reduce the costs of products and services. Furthermore, deficit reduction and austerity measures in the United States and abroad may put further pressure on governments to limit coverage of, and reimbursement for, our products. There can be no assurance that third-party reimbursement and coverage will be available or adequate, or that future legislation, regulation, or reimbursement policies of third-party payors will not adversely affect the demand for our products or our ability to sell these products on a profitable basis. The unavailability or inadequacy of third-party payor coverage or reimbursement could have a material adverse effect on our business, operating results and financial condition. Until reimbursement or insurance coverage is established, patients will have to bear the financial cost of our products. Third-party coverage may be particularly difficult to obtain while our products is not approved by the FDA as a replacement for existing single-point finger stick devices.

Outside the United States, availability of reimbursement from third parties varies widely from country to country. Within the EU, member countries’ medical reimbursement and healthcare coverage regulations and systems differ significantly. It is, therefore, difficult to analyze and predict the prospect of consistent availability of adequate reimbursement in the various EU member countries.

Anti-Fraud and Abuse Rule

There are extensive United States federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry that can result in significant criminal and civil penalties that can materially affect us, if and when we receive FDA approval to market our products in the United States. These federal laws include, by way of example, the following:

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

As federal and state budget pressures continue, federal and state administrative agencies may also continue to escalate investigation and enforcement efforts to root out waste and to control fraud and abuse in governmental healthcare programs. A violation of any of these federal and state fraud and abuse laws and regulations could have a material adverse effect on a supplier’s liquidity and financial condition. An investigation into the use of a device by physicians may dissuade physicians from recommending that their patients use the device. This could have a material adverse effect on our ability to commercialize our products.

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

Intellectual Property

We maintain a proactive intellectual property strategy, which includes patent filings in multiple jurisdictions, including the United States and other commercially significant markets. We currently hold 59 issued patents in various regions including patents issued by the United States, Australian, Brazilian, Canadian, Chinese, European, Hong Kong, Indian, Israeli, Japanese, Korean, Mexican, Philippine, Russian, South African, and Taiwanese patent offices that cover various parts of our technology, which include A Method Of Monitoring Glucose Levels, Device For Non-Invasively Measuring Glucose, Individual Measuring Channels For Non-Invasively Measuring Glucose, Ear Clip For Medical Monitoring Device. However, since we have taken Glucotrack 1.0 form the market, we have not maintained these patents across the geographies. New IP is being generated for both Glucotrack 2.0 and the Invasive CGM that will add to our patent portfolio while providing more longevity.

We understand the importance of obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend in large part on our ability to file for and obtain patent protection of our principal products and procedures, to defend existing or future patents, to maintain trade secrets and to operate without infringing upon the proprietary rights of others.

We have obtained trademark registrations for GlucoTrack® in various countries, including the US, Europe, China and Israel, and also own an allowed trademark applications for GlucoTrack® in Canada. Trademark registrations were issued in ten countries for “JUST CLIP IT,” including France and China, and additional applications are pending in three countries, including the United States. In addition, trademark registrations were issued in seven countries for “YOUR TRACK TO HEALTH,” including France and China, and additional applications are pending in three countries, including the United States. Trademark registrations have been issued in Israel to register “Integrity,” the Company’s logo and the GlucoTrack logo. Registration have issued in Hong Kong and Taiwan and are pending in China and Singapore to register GlucoTrack in Chinese characters. Our application in South Korea to register GlucoTrack in Korean characters has been allowed.

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

Within the last few years, Continuous Glucose Monitoring (CGM) devices have been introduced into the market and will compete with GlucoTrack® and our future devices. Currently, to our knowledge, three different brands have obtained FDA clearance to market and are selling CGM devices in the U.S. These brands are sold by Medtronic plc., Abbott Laboratories, and Dexcom, Inc. Several new and smaller players have obtained clearance to market in EU, although their performances are significantly inferior to those of Medtronic, Abbott, and DexCom. CGM devices are invasive devices, in which a needle is inserted under the skin (either in the abdomen or the upper arm) and measures interstitial fluid. Although we cannot predict what standards will be employed by applicable regulatory authorities as we seek FDA clearance, the results achieved by GlucoTrack® 2.0 in our safety and performance clinical trial conducted were similar to the results obtained from the CGM devices that have been introduced to the market, as of the time of their introduction. As mentioned above, we expect the performance requirements from the regulating agencies will be more stringent as the CGM products have improved their performance since initial market introduction.

In addition, other companies are developing non-invasive glucose testing devices and technologies that could compete with our devices. There are also a number of academic and other institutions involved in various phases of technology development regarding blood glucose monitoring devices. We believe that the majority of non-invasive glucose monitors in development require frequent calibrations (from a few hours to a few days, compared to the GlucoTrack® 1.0, which has a demonstrated efficacy period of six months from the initial calibration). Other than Know Labs and Movano, companies known to be developing non-invasive measurement devices are all privately held such as Alertgy, Gwave, Diamontech, Boydsense, etc. Companies known to be developing an implantable CGM are Sensionics and privately-held Profusa and Indigo Diabetes NV.

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

Corporate Information

Our principal offices are located at 301 17 North, suite 800, Rutherford NJ 07070, and our telephone number is 201-842-7715. Our website address is http://www.glucotrack; the reference to such website address does not constitute incorporation by reference of the information contained on the website and such information should not be considered part of this report. There is no relationship between us and Integrity Applications, Incorporated, the engineering and software services company based in Chantilly, Virginia.

Board and Committees

We have five members on our Board, four of whom are independent. The Board has an Audit Committee and a Compensation Committee and Nominating and Corporate Governance Committee, the Audit consisting solely of independent directors. We are continuing to consider expansion of the Board and the establishment of additional appropriate Board committees to support the Company.

Employees

As of December 31, 2022, we had three full-time employees. None of our employees are represented by a collective bargaining agreement. In addition, as of December 31, 2022, we had five significant consultants.

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

We are a medical device company with a limited operating history. We are not profitable and have incurred losses since our inception. To date we have not generated material revenue from the sale of products, and we do not anticipate that we will report operating income in the near future. Our initial product, GlucoTrack® 1.0, has not been approved for marketing in the United States and may not be sold or marketed without FDA clearance or approval in the United States. Our next generation product, GlucoTrack® 2.0 is currently under development. We continue to incur research and development and selling, marketing and general and administrative expenses related to our operations, development and commercialization of our first product. Our operating losses for the years ended December 31, 2022 and 2021 were approximately $4.4 million and $4.0 million, respectively, and we had an accumulated deficit of approximately $101.9 million as of December 31, 2022. We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we develop and prepare to commercialize GlucoTrack® 2.0. If we are not successful in developing, manufacturing and distributing GlucoTrack® 2.0, or if GlucoTrack® 2.0 does not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Independent clinical investigators and contract research organizations that we may engage to conduct our clinical trials may not be diligent, careful or timely.

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

Our Common Stock may be delisted from The Nasdaq Capital Market (“Nasdaq”) if we fail to comply with continued listing standards.

Our Common Stock is currently traded on Nasdaq under the symbol “MARA”. If we fail to meet any of the continued listing standards of Nasdaq, for which we have one or more deficiencies, our Common Stock could be delisted from Nasdaq. The continued listing standards include specifically enumerated criteria, such as:

●	A $1.00 minimum closing bid price;

●	Stockholders’ equity of $2,500 thousand;

●	500,000 shares of publicly held Common Stock with a market value of at least $1,000 thousand;

●	300 round-lot stockholders; and

●	Compliance with Nasdaq’s corporate governance requirements, as well as additional or more stringent criteria that may be applied in the exercise of Nasdaq’s discretionary authority.

We had identified a material weakness in our internal control over financial reporting, and we may not be able to successfully implement remedial measures.

We identified material weaknesses related to our internal control over financial reporting as of December 31, 2022 and concluded that internal control over financial reporting as at December 31, 2022 were not effective. The ineffectiveness of the Company’s internal control over financial reporting was due to identification of material weaknesses related to lack of sufficient internal accounting personnel, segregation of duties, and lack of sufficient internal controls (including IT general controls) that encompass the Company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting.

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

None.

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

PART II

Item 5. Market for   Registrant’s Common Equity, Related Stockholder Matters and Issuer

Holders

As of March 31, 2023, there were approximately 352 holders of record of our Common Stock.

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

Critical accounting estimates

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

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the years ended December 31, 2022 and December 31, 2021. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Research and development expenses

Research and development expenses were $1,967 thousand for the year ended December 31, 2022, as compared to $1,810 thousand for the prior-year period. The increase is attributable to professional fees we accrued during the year.

Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, travel expenses, clinical trials and other expenses. We expect research and development expenses to increase in 2023 and beyond, primarily due to hiring additional personnel and developing our product line, as well the development of GlucoTrack® 2.0; however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs, including the FDA registration process, specific requirements from customers, development of new GlucoTrack® models and others.

Selling and marketing expenses

Selling and marketing expenses were $0 thousand for the year ended December 31, 2022, as compared to $139 thousand for the prior-year period. The decrease is primarily attributable to the Company’s decision to reduce its business development expenses until the completion of the development of the GlucoTrack® 2.0.

Selling and marketing expenses consist primarily of professional services, salaries, travel expenses and other related expenses.

General and administrative expenses

General and administrative expenses were $2,465 thousand for the year ended December 31, 2022, as compared to $2,091 thousand for the prior-year period. The increase is primarily attributable to insurance expenses of it directors and officers, which the Company accrued due to its listing on the Nasdaq Capital Market (“NASDAQ”).

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

Financing Income, net

Financing Income, net was $11 thousand for the year ended December 31, 2022, as compared to financing Income, net, of $26 thousand for the prior-year period. The decrease in the financing income is attributed to the decrease in interest income resulting from the reduction in the company’s cash balance over the year.

Net Loss

Net loss was $4,435 thousand for the year ended December 31, 2022, as compared to a net loss of $4,067 thousand for the prior-year period. The increase in net loss is attributable primarily to the increase in our general and administrative expenses and development expenses as described above.

Going Concern Uncertainty

As of December 31, 2022, and December 31, 2021, cash on hand was $2,312 thousand and $6,062 thousand, respectively. The development and commercialization of non-invasive glucose monitoring devices for use by people, are expected to require substantial further expenditures. We remain dependent upon external sources for financing our operations. Since inception, we have incurred substantial accumulated losses and negative operating cash flow and have a significant accumulated deficit. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We plan to finance our operations through the sale of equity (including shelf registration statement on Form S-3 was declared effective on September 27, 2021 by the Securities and Exchange Commission (SEC) which allows the Company to register up to $100,000 thousand of certain equity and/or debt securities of the Company through prospectus supplement). There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations.

During the years 2003-2004, Integrity Israel received loans from stockholders (four separate lenders). The loans are indexed to the Israeli Consumer Price Index from their origination date and bear no interest. The Group will be required to pay the loans, in quarterly installments, commencing on the first quarter following the first fiscal year in which the Group reports net profit in its annual report. At such time, the Group will be required to make quarterly payments equal to 10% of its total sales for each quarter until the loans have been repaid in full. Notwithstanding the repayment mechanism, the Group will not be required to repay the loans during any period in which such payment would cause a deficit in the Group’s working capital. As of December 31, 2022, the Group does not expect to make any material repayments during the following 12-month period, if any, and accordingly the balance of $195 thousand of the loans from stockholders, have been presented as long-term liabilities.

We are required to pay royalties to the Office of the Chief Scientist at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the development plan up to an amount equal to $93 thousand, plus interest at LIBOR from the date of grant. As of December 31, 2022, the contingent liability with respect to royalty payment on future sales equals to approximately $80 thousand, excluding interest.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net Cash Used in Operating Activities for the Years Ended December 31, 2022 and December 31, 2021

Net cash used in operating activities was $3,729 thousand and $3,769 thousand for the years ended December 31, 2022 and 2021, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of $4,435 thousand and $4,067 thousand, respectively.

Net Cash Provided by (Used in) Investing Activities for the Years Ended December 31, 2022 and December 31, 2021

Net cash provided by (used in) investing activities was $1 thousand and $(1) thousand for the years ended December 31, 2022 and 2021, respectively, mainly consisting of equipment sales and purchases (such as computers, research and development and office equipment).

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022, or the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are ineffective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is not accumulated and communicated to management, including our principal executive and financial officers, in a manner sufficient to allow timely decisions regarding required disclosure, due to the material weaknesses in internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based principally on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of the end of the period covered by this report. Based on that evaluation, we have identified material weaknesses related to our internal control over financial reporting as of December 31, 2022 and concluded that internal control over financial reporting as at December 31, 2022 were not effective. As defined in Regulation 12b-2 under the Securities Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected on a timely basis. Specifically, as of December 31, 2022, the ineffectiveness of the Company’s internal control over financial reporting was due to identification of material weaknesses related to lack of sufficient internal accounting personnel, segregation of duties, and lack of sufficient internal controls (including IT general controls) that encompass the Company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting.

Management has identified corrective actions to remediate such material weaknesses, which includes hiring additional employees. Management intends to implement procedures to remediate such material weaknesses during the fiscal year 2023; however, the implementation of these initiatives may not fully address any material weaknesses that we may have in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9 C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspection

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Except for the information about our Code of Ethics below, the information required by this Item 10 is incorporated by reference from our definitive proxy statement for our 2022 Annual Meeting of Stockholders (the “Proxy Statement”). The definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 14. Principal Accountant Fees and Services.

The information required for this Item is incorporated by reference from our Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Document List

(1)	Financial Statements:

The financial statements of the Company filed herewith are set forth in Part II, Item 8 of this report.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits:

Exhibit Number	Description
2.1	Merger Agreement and Plan of Reorganization, dated as of May 25, 2010, by and among Integrity Applications, Inc., Integrity Acquisition Ltd. and A.D. Integrity Applications Ltd. (1)
3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)

3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
3.3	Bylaws of Integrity Applications, Inc. (1)
3.4	Certificate of Designation of Preferences and Rights of Series A 5% Convertible Preferred Stock (2)
3.5	Certificate of Designation of Preferences and Rights of Series B 5.5% Convertible Preferred Stock (3)
3.6	Certificate of Designation of Preferences and Rights of Series C 5.5% Convertible Preferred Stock (8)
3.7	Amendments to The Company’s Certificate of Incorporation **
4.1	Specimen Certificate Evidencing Shares of Common Stock (1)
4.2	Form of Common Stock Purchase Warrant (1)
4.3	Form of Series A Securities Purchase Agreement (2)
4.4	Form of Series A Common Stock Purchase Warrant (2)
4.5	Form of Series A Registration Rights Agreement (2)
4.6	Form of Series B Securities Purchase Agreement (3)
4.7	Form of Series B-1 Common Stock Purchase Warrant (3)
4.8	Form of Series B-2 Common Stock Purchase Warrant (3)
4.9	Form of Series B Registration Rights Agreement (3)
4.10	Form of Series C Securities Purchase Agreement (8)
4.11	Form of Series C-1 Common Stock Purchase Warrant (8)
4.12	Form of Series C-2 Common Stock Purchase Warrant (8)
4.13	Form of Series C Registration Rights Agreement (8)
4.14	Form of Series D Securities Purchase Agreement (12)
4.15	Form of Series D-1 Common Stock Purchase Warrant (12)
4.16	Form of Series D-2 Common Stock Purchase Warrant (12)
4.17	Form of Series D-3 Common Stock Purchase Warrant (12)
4.18	Form of Series D Registration Rights Agreement (12)
10.1*	Integrity Applications, Inc. 2010 Incentive Compensation Plan (1)
10.2*	Amendment No. 1 to Integrity Applications, Inc. 2010 Incentive Compensation Plan (13)
10.3*	Amendment No. 2 to Integrity Applications, Inc. 2010 Incentive Compensation Plan (11)
10.4*	Form of Director and Officer Indemnification Agreement (1)
10.5*	Personal Employment Agreement, dated as of October 19, 2010, between A.D. Integrity Applications Ltd. and Avner Gal (1)
10.6*	Letter Agreement, effective as of April 7, 2017, among Integrity Applications, Inc., A.D. Integrity Applications Ltd., and Avner Gal (11)
10.7*	Amended and Restated Personal Employment Agreement, effective as of April 7, 2017, between A.D. Integrity Applications Ltd. and David Malka (11)
10.8	Irrevocable Undertaking of Indemnification, dated as of July 26, 2010, by and among Integrity Applications, Inc., Avner Gal, Zvi Cohen, Ilana Freger, David Malka and Alexander Raykhman (1)
10.9	Investment Agreement, dated February 18, 2003, between A.D. Integrity Applications Ltd., Avner Gal, Zvi Cohen, David Freger and David Malka and Yigal Dimri (1)
10.10*	Form of Stock Option Agreement (1)
10.11*	Form of Stock Option Agreement (ESOP) (1)
10.12	Letter of Approval, addressed to Integrity Applications Ltd. from the Ministry of Industry, Trade and Employment of the State of Israel (6)
10.13	Letter of Undertaking, addressed to the Ministry of Industry, Trade and Employment of the State of Israel – Office of the Chief Scientist from Integrity Applications Ltd. (4)
10.14	Investment Agreement, dated March 16, 2004, by and among A.D. Integrity Applications Ltd., Yitzhak Fisher, Asher Kugler and Nir Tarlovsky. (4)
10.15*	Personal Employment Agreement, dated as of October 22, 2013, between A.D. Integrity Applications Ltd. and Eran Hertz. (7)

10.16	Personal Employment Agreement, dated as of February 1, 2017, between A.D. Integrity Applications Ltd. and Sami Sassoun (9)
10.17	Amended and Restated Consulting Agreement, dated as of February 6, 2017, between Integrity Applications, Inc. and Strand Strategy (9)
10.18	Personal Employment Agreement, dated as of March 20, 2017, between Integrity Applications, Inc. and John Graham (9)
10.19*	First Amendment to Employment Agreement, effective as of April 7, 2017, between Integrity Applications, Inc. and John Graham (11)
10.20*	Employment Agreement, effective as of June 26, 2017, between Integrity Applications, Inc. and David Podwalski (5)
14.1	Code of Ethics (9)
21.1	Subsidiaries of Integrity Applications, Inc. (10)
23.1	Consent of Marcum LLP
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 ***
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 ***
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 ***
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 ***
101.INS	Inline XBRL Instance Document **
101.SCH	Inline XBRL Schema Document **
101.CAL	Inline XBRL Calculation Linkbase Document **
101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase **
101.LAB	Inline XBRL Label Linkbase Document **
101.PRE	Inline PRE XBRL Presentation Linkbase Document **
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on August 22, 2011.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 18, 2013.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on September 5, 2014.
(4)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1, as filed with the SEC on October 7, 2011.
(5)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, as filed with the SEC on August 18, 2017.
(6)	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1, as filed with the SEC on November 10, 2011.
(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on March 27, 2014.
(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 15, 2016.
(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on March 31, 2017.
(10)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on November 7, 2017.
(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 15, 2017
(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 7, 2018.
(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 23, 2016.

*	Compensation Plan or Arrangement or Management Contract.

**	Previously filed.

***	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 31, 2023.

GLUCOTRACK, INC.

By:	/s/ Paul Goode
Name:	Paul Goode
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jolie Kahn
Name:	Jolie Kahn
Title:	Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jolie Kahn	Chief Financial Officer	March 31, 2023
Jolie Kahn	(Principal Executive and Financial Officer and Principal Accounting Officer)

/s/ Robert Fischell	Director	March 31, 2023
Dr. Robert Fischell

/s/ Shimon Rapps	Director	March 31, 2023
Shimon Rapps

/s/ Paul V.Goode	CEO	March 31, 2023
Paul V.Goode

/s/ Luis Malave	Director	March 31, 2023
Luis Malave

GLUCOTRACK INC.

Consolidated Financial Statements

as of December 31, 2022

Fahn Kanne & Co.
Head Office
32 Hamasger Street
Tel-Aviv 6721118, ISRAEL
PO Box 36172, 6136101

T +972 3 7106666
F +972 3 7106660
www.gtfk.co.il

Report of Independent Registered Public Accounting Firm

Board of Directors and the Stockholders of

GLUCOTRACK INC.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of GlucoTrack Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1B to the financial statements, the Company has incurred net losses and negative cash flows from its operations and comprehensive loss since its inception and as of December 31, 2022, there is an accumulated deficit of $101,901. These conditions, along with other matters as set forth in Note 1B, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Tel-Aviv, Israel
March 31, 2023

GLUCOTRACK INC.

CONSOLIDATED BALANCE SHEETS

	In thousand of US dollars (except stock data)
	December 31, 2022	December 31, 2021

Current Assets
Cash and cash equivalents (Note 2H)	2,312	6,062
Other current assets	67	43
Total current assets	2,379	6,105

Operating lease right-of-use assets, net	-	40
Property and equipment, net (Note 3)	40	69
Restricted cash (Note 2H)	19	51
TOTAL ASSETS	2,438	6,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	672	631
Operating lease liabilities, current	-	23
Other current liabilities (Note 4)	341	229
Total current liabilities	1,013	883

Non-current Liabilities
Loans from stockholders (Note 5)	195	210
Operating lease liabilities, non-current	-	17
Total non-current liabilities	195	227
Total liabilities	1,208	1,110

Commitments and contingent liabilities (Note 6)

Stockholders’ Equity
Common Stock of $ 0.001 par value (“Common Stock”):
500,000,000 shares authorized; 15,500,730 and 15,470,402 shares issued and outstanding as of December 31, 2022 and 2021, respectively	15	15
Additional paid-in capital	103,095	102,612
Receipts on account of shares	4	-
Accumulated other comprehensive income (loss)	17	(6)
Accumulated deficit	(101,901)	(97,466)
Total stockholders’ equity	1,230	5,155

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,438	6,265

The accompanying notes are an integral part of these consolidated financial statements

GLUCOTRACK INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	In thousand of US dollars (except stock and per stock amounts)
	2022	2021

Research and development expenses (Note 8)	1,967	1,810
Marketing expenses (Note 9)	-	139
General and administrative expenses (Note 10)	2,465	2,091
Total operating expenses	4,432	4,040

Operating loss	4,432	4,040

Other expense	14	53
Financing income, net	(11)	(26)
Loss for the year	4,435	4,067
Other comprehensive loss (income):
Foreign currency translation adjustment	(23)	21

Comprehensive loss for the year	4,412	4,088

Loss per share (Basic and Diluted)	0.29	0.26

Weighted average number of common stock outstanding used in computing basic and diluted net loss per share	15,474,660	15,450,824

The accompanying notes are an integral part of the consolidated financial statements.

GLUCOTRACK INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	In thousands of US Dollars (except share data)
	Common Stock		Additional	Receipts on	Accumulated Other		Total
	Numbers of Shares	Amount	Paid-in Capital	account of shares	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity

Balance as of January 1, 2021	15,462,812	15	102,351	-	15	(93,399)	8,982
Loss for the year	-	-	-	-	-	(4,067)	(4,067)
Other comprehensive loss	-	-	-	-	(21)	-	(21)
Issuance of restricted shares as compensation towards directors	7,588	(*)-	38	-	-	-	38
Stock-based compensation	-	-	223	-	-	-	223
Balance as of December 31, 2021	15,470,402	15	102,612	-	(6)	(97,466)	5,155

Balance as of January 1, 2022	15,470,402	15	102,612	-	(6)	(97,466)	5,155
Loss for the year	-	-	-	-	-	(4,435)	(4,435)
Other comprehensive income	-	-	-	-	23	-	23
Stock-based compensation	13,105	(*)-	439	-	-	-	439
Issuance of restricted shares as compensation towards directors	17,223	(*)-	44	4	-	-	48
Balance as of December 31, 2022	15,500,730	15	103,095	4	17	(101,901)	1,230

(*)	Less than 1 thousand.

The accompanying notes are an integral part of the consolidated financial statements.

GLUCOTRACK INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2022	2021
Cash flows from operating activities:
Loss for the year	(4,435)	(4,067)

Adjustments to reconcile loss for the year to net cash used in operating activities:
Depreciation	23	42
Capital loss from sale of property and equipment	1	42
Stock-based compensation	439	223
Issuance of restricted shares as compensation to directors	48	38
Linkage difference on principal of loans from stockholders	11	6
Changes in assets and liabilities:
Decrease in accounts receivable	-	68
Decrease in inventory	-	293
Decrease (increase) in other current assets	(28)	15
Increase (Decrease) in accounts payable	74	(257)
Increase (Decrease) in other current liabilities	138	(172)
Net cash used in operating activities	(3,729)	(3,769)

Cash flows from investment activities:
Proceeds from sale of property and equipment	2	4
Purchase of property and equipment	(1)	(5)
Net cash provided by (used in) investment activities	1	(1)

Effect of exchange rate changes on cash and cash equivalents	(54)	(2)

Change in cash, cash equivalents, and restricted cash	(3,782)	(3,772)
Cash, cash equivalents, and restricted cash at beginning of the year	6,113	9,885
Cash, cash equivalents, and restricted cash at end of the year	2,331	6,113

The accompanying notes are an integral part of the consolidated financial statements.

GLUCOTRACK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

A.	GlucoTrack Inc. (the “Company”) was incorporated on May 18, 2010 under the laws of the State of Delaware. The Company is a medical device company, focuses on the design, development and commercialization of non-invasive glucose monitoring devices for use by people with diabetes.

To date, the Company developed indirectly through its wholly owned subsidiary, A.D. Integrity Applications Ltd. (the “Integrity Israel”), a non-invasive glucose monitor, the GlucoTrack® glucose monitoring device, which is designed to help people with diabetes and pre-diabetics obtain glucose level readings without the pain, inconvenience, cost and difficulty of conventional (invasive) spot finger stick devices. The first generation (“GlucoTrack 1.0”) utilizes a combination of ultrasound, electromagnetic and thermal technologies to obtain glucose measurements in less than one minute via a small sensor that is clipped onto one’s earlobe and connected to a small, handheld control and display unit, all without drawing blood or interstitial fluid.

Currently, the Company is developing directly its new generation (“GlucoTrack 2.0”) which utilizes substantially identical underlying sensor technology and which is expected to be based on a completely wireless sensor to be clipped on the earlobe. GlucoTrack 2.0 is designed to eliminate the handheld unit and is expected to transmit results directly to a user’s smartphone.

The Company and Integrity Israel are considered collectively as the “Group”

In connection with its application to list its shares on Nasdaq Capital Market (“NASDAQ”), as detailed below, on August 13, 2021, the Company effected a reverse split of its Common Stock in a ratio of 1 for 13 (the “Reverse Share Split”). For accounting purposes, all the then Shares, options and warrants to purchase Common Stock and loss per share amounts have been adjusted to give retroactive effect to this Reverse Share Split for all periods presented in these consolidated financial statements. Any fractional shares resulting from the Reverse Share Split were rounded up to the nearest whole share.

On December 8, 2021, the Company announced that its shares of common stock were approved for listing on the Nasdaq Capital Market (“NASDAQ”). Trading on NASDAQ commenced on December 10, 2021 under its existing trading symbol, IGAP.

On March 14, 2022, the Company announced that it has completed its corporate name and ticker symbol change on the Nasdaq Capital Market from IGAP to GCTK, effective at the commencement of trading on March 14, 2022.

On October 07, 2022, the Company entered into an agreement with its Chief Executive Officer under which intellectual property was purchased to be used for newly acquired continuous glucose monitoring (CGM) technology which is a multi-year implantable CGM targeting Type 1 patients and Type 2 patients on insulin therapy. The technology is in a feasibility assessment phase using bech testing and simulated data. Upon success, the project will migrate into development of a prototype implantable system for evaluation in animal studies. The goal of the implantable CGM technology is to provide a minimum of two years of CGM data without requiring the patient to have a wearable device, unlike current technology available in the market (see also note 6C).

On November 22, 2022, Nasdaq provided notice that pursuant to Nasdaq Listing Rule 5550(b)(1), the Company is required to maintain a minimum of $2,500 in stockholders’ equity. In addition, the Company does not meet the alternatives of market value of listed securities or net income from continuing operations. Thus, the Company no longer complies with the Rule for continued listing. The Company has a 45-day period ending on January 6, 2023 to submit a plan of compliance to Nasdaq, and the Company’s plan was accepted, and the Company must regain compliance by May 22, 2023.

GLUCOTRACK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 1 – GENERAL (cont.)

B.	Going concern uncertainty

To date, the Company has not yet generated significant revenues from selling of GlucoTrack 1.0 product. In addition, development and commercialization of GlucoTrack 2.0 product is expected to require substantial expenditures and therefore the Company is dependent upon external sources for financing its operations. As of December 31, 2022, the Company has incurred accumulated deficit of $101,901 thousand, and negative operating cash flows. Further, the Company has generated negative operating cash flow for all reported periods. As of December 31, 2022, the balance of cash and cash equivalents amounted to $2,312 is insufficient for the Company to realize its business plans for the twelve-month period subsequent to the reporting period. Management has considered the significance of such condition in relation to the Company’s ability to meet its current obligations and to achieve its business targets and determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company plans to finance its operations through the sale of equity and/or debt securities (including shelf registration statement on Form S-3 that was declared effective on September 27, 2021 by the Securities and Exchange Commission (SEC) and which allows the Company to register up to $100,000 thousand of certain equity and/or debt securities of the Company through prospectus supplement). There can be no assurance that the Company will succeed in obtaining the necessary financing or generating sufficient revenues from sales of its GlucoTrack 2.0 product in order to continue its operations as a going concern.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

C.	Effect of the spread of the Coronavirus on the Company

During the year ended December 31, 2022, there were no material adverse impacts on the consolidated financial statements. The duration, scope and effects of the ongoing COVID-19 pandemic, government and other third-party responses to it, the related macroeconomic effects, and the extent of its impact on the Company’s operational and financial performance will depend on future developments. As events continue to evolve and additional information becomes available, the Company’s estimates and assumptions may change in future periods.

GLUCOTRACK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).

A.	Use of estimates in the preparation of financial statements

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of expenses during the reported periods. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions relate to evaluation of going concern.

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

	2022	2021
Official exchange rate of NIS 1 to US dollar	0.284	0.321
Increase (decrease) of the official exchange rate of NIS 1 to US dollar during the year:	(11.62)%	3.22%

C.	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

D.	Cash and cash equivalents

The Group considers all short-term investments, which are highly liquid investments with original maturities of three months or less at the date of purchase, to be cash equivalents.

GLUCOTRACK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

E.	Business Combinations and Assets Acquisitions

When the Company acquires net assets that do not constitute a business, as defined under ASU 2017-01 Business Combinations (Topic 805) Clarifying the Definition of a Business (such when there is no substantive process in the acquired entity), no goodwill is recognized and acquired In-Process Research and Development intangible asset (“IPR&D”) to be used in research and development projects which have been determined not to have alternative future use, is expensed immediately. Contingent consideration related to asset acquisition that will be paid subject to the achievement of performance milestones, which are outside the control of the Company, is recognized when the contingency is resolved or when it is considered as probable and reasonably estimable under ASC 450, Contingencies. During the reported periods, the Company was not involved in any Business Combinations transaction (see also Note 6D).

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

GLUCOTRACK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

H.	Cash and Cash Equivalents and Restricted cash

Restricted cash is invested in certificates of deposit, which are used to secure Integrity Israel’s obligations in respect of its headquarters lease and credit card (See also Note 6C).

For presentation of statement of cash flows purposes, restrict cash balances are included with cash and cash equivalents, when reconciling the reported period total amounts.

	In thousand of US dollars
	December 31	December 31
	2022	2021

Cash and cash equivalents	$2,312	$6,062
Restricted cash	$19	$51
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$2,331	$6,113

I.	Income tax

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

The Group accounts for uncertain tax positions in accordance with ASC Topic 740-10, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. According to ASC Topic 740-10, tax positions must meet a more- likely-than-not recognition threshold. The Group’s accounting policy is to classify interest and penalties relating to uncertain tax positions under income taxes, however the Group did not recognize such items in its fiscal 2022 and 2021 financial statements and did not recognize any liability with respect to unrecognized tax position in its balance sheet.

GLUCOTRACK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

J.	Liability for employee rights upon retirement

Integrity Israel’s liability for employee rights upon retirement with respect to its Israeli employees was calculated pursuant to the Israeli Severance Pay Law, based on the most recent salary of each employee multiplied by the number of years of employment of each such employee as of the balance sheet date. Employees were entitled to one month’s salary for each year of employment, or ratable portion thereof for periods less than one year. Integrity Israel made monthly deposits to insurance policies and severance pay funds.

The deposited funds were withdrawn upon the fulfillment of Integrity Israel’s severance obligations pursuant to Israeli severance pay laws or labor agreements with its employees. The value of the deposited funds was based on the cash surrender value of these policies, and includes immaterial profits or losses.

Commencing in 2011, Integrity Israel’s agreements with its Israeli employees are in accordance with Section 14 of the Severance Pay Law. Payments in accordance with Section 14 release the employer from any future severance payments in respect of those employees. Related obligations and liabilities under Section 14 are not recorded as an asset or as a liability in the Company’s balance sheet.

For the year ended December 31, 2022, and 2021, severance expenses have been recorded in total amount of $27 and $43 thousand, respectively.

K.	Research and development expenses

Research and development expenses are charged to operations as incurred.

L.	Royalty-bearing grants

Royalty-bearing grants from the Israeli Innovation Authority (IIA) to fund approved research and development projects are recognized at the time Integrity Israel is entitled to such grants, on the basis of the costs incurred and reduce research and development costs. To date, the cumulative research and development grants received by Integrity Israel from IIA amounted to $93 thousand.

GLUCOTRACK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

M.	Basic and diluted loss per share

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

Shares that will be issued upon exercise of all stock options and stock warrants, have been excluded from the calculation of the diluted net loss per share for all the reported periods for which net loss was reported because the effect of the common shares issuable as a result of the exercise or conversion of these instruments was anti-dilutive

An amount of 6,614,654 and 6,404,238 outstanding stock options and stock warrants have been excluded from the calculation of the diluted net loss per share for the years ended December 31, 2022 and 2021, respectively, because the effect of the common shares issuable as a result of the exercise of such instruments was determined to be anti-dilutive.

N.	Stock-based compensation

The Group measures and recognizes the compensation expense for all equity-based payments to employees based on their estimated fair values in accordance with ASC 718, “Compensation-Stock Compensation”. Share-based payments including grants of stock options are recognized in the consolidated statement of operations and comprehensive loss as an operating expense based on the fair value of the award at the date of grant. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model. The Group has expensed compensation costs, net of estimated forfeitures, applying the accelerated vesting method, over the requisite service period or over the implicit service period when a performance condition affects the vesting, and it is considered probable that the performance condition will be achieved.

Commencing January 1, 2019, following the adoption of ASU 2018-07, which aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees (with certain exceptions), share-based payments to non-employees are accounted in accordance with ASC 718.

GLUCOTRACK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

O.	Fair value of financial instruments

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

The fair value of the financial instruments included in the working capital of the Group (cash and cash equivalents, accounts payable and other current assets and liabilities) approximates their carrying value.

The Group did not estimate the fair value of the loans received from stockholders since their repayment schedule has not yet been determined.

P.	Concentrations of credit risk

Financial instruments that potentially subject the Group to concentrations of credit risk consist primarily of cash and cash equivalents, and restricted cash. Cash and cash equivalents and restricted cash are deposited with major banks in United States. Management believes that such financial institutions are financially sound, accordingly, minimal credit risk exists with respect to these financial instruments. The Group does not have any significant off-balance-sheet concentration of credit risk, such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

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

S.	Modification of equity-classified contracts

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

GLUCOTRACK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

T.	Operating Lease

The Company applies ASC Update 2016-02, Leases (Topic 842) under which the Company determines if an arrangement is a lease at inception. Under Topic 842, arrangements meeting the definition of a lease are classified as operating or financing leases. A classification of a lease is determined based on the following criteria:

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

If any of the above criteria are met, the lease is classified as a finance lease. Otherwise, the lease is classified as an operating lease.

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

In 2022, the Company terminated its lease agreement for vehicles, as the senior employees in Israel has resigned from the Company, and respectively have returned the vehicles to the lease dealership. As of December 31, 2022, the Company is subject to several non-cancelable lease agreements for workspaces for use in its operations, which are classified as operating leases.

GLUCOTRACK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and Equipment	In thousand of US dollars
	December 31, 2022	December 31, 2021

Computers	224	306
Furniture and office equipment	70	183
	294	489
Less – accumulated depreciation	(254)	(420)
	40	69

During the years ended December 31, 2022 and 2021, depreciation expenses have been recorded in total amount of $23 and $42 thousand, respectively.

NOTE 4 – OTHER CURRENT LIABILITIES

Other Current Liabilities	In thousand of US dollars
	December 31, 2022	December 31, 2021

Employees and related institutions	16	98
Accrued expenses and others	325	131
	341	229

NOTE 5 – LOANS FROM STOCKHOLDERS

During the years 2003-2004, Integrity Israel received loans from stockholders (four separate lenders) in a total amount of approximately $400 thousand. However, following the repayment of the entire balance to certain lender in 2015, the remaining balance as of December 31,2022 is approximately $195 thousand. The loans are indexed to the Israeli consumer price index from their origination date and bear no interest.

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

As of December 31, 2022, the Group does not expect to make any material repayments during the following 12-month period, if any, and accordingly the entire remaining balance of the loans from stockholders have been presented as non-current liability.

GLUCOTRACK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 6 – COMMITMENTS AND CONTINGENT LIABILITIES

A.	On March 4, 2004, the Israel innovation authority (IIA) provided Integrity Israel with a grant of approximately $93 thousand (NIS 420 thousand), for its plan to develop a non-invasive blood glucose monitor (the “Development Plan”). Integrity Israel is required to pay royalties to the IIA at a rate ranging between 3-5% of the proceeds from the sale of the Group’s products arising from the Development Plan up to an amount equal to $93 thousand, plus interest at LIBOR from the date of grant. As of December 31, 2022, the remaining contingent liability with respect to royalty payment on future sales equals approximately $80 thousand. Such contingent obligation has no expiration date.

As of December 31, 2022, the Group accrued royalties to the IIA in insignificant amounts.

B.	Since March 2021 Integrity Israel is renting several workspaces at office building in the city Or – Yehoda. According to the lease agreement, Integrity Israel renting those flexible shared workspaces for period shorter than one year.

C.	On October 7, 2022 (“the Closing Date”), the Company entered into Intellectual Property Purchase Agreement (the “Agreement”) with Paul Goode, which is the Company’s Chief Executive Officer (the “Seller”), under which it was agreed that on and subject to the terms and conditions of the Agreement, at the Closing Date, Seller shall sell, assign, transfer, convey and deliver to the Company, all of Seller’s right, title and interest in and to the following assets, properties and rights (collectively, the “Purchased Assets”):

(a)	All rights, title, interests in all current and future intellectual property, including, but not limited to patents, trademarks, trade secrets, industry know-how and other IP rights relating to an implantable continuous glucose sensor (collectively, the “Conveyed Intellectual Property”); and

(b)	All of the goodwill relating to the Purchased Assets.

In consideration for the sale by Seller of the Purchased Assets to the Company, at the Closing Date, the Company paid to Seller cash in the amount of one dollar and up to 1,000,000 shares of its common stock to be issued based upon the performance milestones as set forth in the Agreement (the “Purchase Price”). In addition, if upon the final issuance, the aggregate 1,000,000 shares represent less than 1.5% of the then outstanding shares of the Company, the final issuance will include such number of additional shares so that the total aggregate issuance equals 1.5% of the outstanding shares (the “True-Up Shares”). All shares of Company common stock that will be issued under this agreement shall be (i) restricted and issued in transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended and (ii) subject to the lockup provisions.

When the Company acquires net assets that do not constitute a business, as defined under ASU 2017-01 Business Combinations (Topic 805) Clarifying the Definition of a Business (such when there is no substantive process in the acquired entity) the transaction is accounted for as asset acquisition and no goodwill is recognized. The acquired In-Process Research and Development intangible asset (“IPR&D”) to be used in research and development projects which have been determined not to have alternative future use, is expensed immediately.

At the Closing Date, it was determined that the asset acquisition represent the purchase of IPR&D with no alternative future use. However, the achievement of each of the performance milestones is considered as contingent event outside the Company’s control and thus the contingent consideration which is equal to the Purchase Price as measured at the Closing Date will be recognized when it becomes probable that each target will be achieved within the reasonable period of time. Such additional contingent consideration will be recognized in subsequent periods if and when the contingency (the achievement of targets) is resolved, or when it will be considered as reasonably estimable under ASC 450, Contingencies.

For the period commencing the Closing Date and through December 31, 2022, the Company did not record any amount related to the contingent consideration, relating to any of the aforesaid performance milestones.

GLUCOTRACK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 7 – COMMON STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION

A.	Description of the rights attached to the Common Stock

Each share of Common Stock entitles the holder to one vote, either in person or by proxy, on each matter submitted to the approval of the Company’s stockholders. The holders of Common Stock are not permitted to vote their shares cumulatively.

B.	Stock-based compensation

1.	Plan

On January 11, 2010, the Company’s Board of Directors approved and adopted the 2010 Share Incentive Plan (the “Plan”), pursuant to which the Company’s Board of Directors may award share options to purchase the Company’s Ordinary Shares as well as restricted shares, restricted stock units (the “RSU”) and other share-based awards to designated participants. Subject to the terms and conditions of the Plan, the Company’s Board of Directors has full authority in its discretion, from time to time and at any time, to determine (i) the designate participants; (ii) the terms and provisions of the respective award agreements, including, but not limited to, the number of share options to be granted to each optionee, the number of shares to be covered by each share option, provisions concerning the time and the extent to which the share options may be exercised and the nature and duration of restrictions as to the transferability or restrictions constituting substantial risk of forfeiture and to cancel or suspend awards, as necessary; (iii) determine the fair market value of the shares covered by each award; (iv) make an election as to the type of approved 102 Option under Israeli tax law; (v) designate the type of share options; (vi) take any measures, and to take actions, as deemed necessary or advisable for the administration and implementation of the Plan; (vii) interpret the provisions of the Plan and to amend from time to time the terms of the Plan.

2.	Grant of equity awards to employees

A.

On February 8, 2021, The Company granted Mr. Erez Ben-Zvi, the then Vice President of Product of the Company, annual award with fair value of NIS 210 thousand (approximately $ 65 thousand) of RSU effective as of the employee start date and on each one-year anniversary following the employee start date subject to the approval of the board of directors (the “Additional RSU”). Both, the RSU and each of the Additional RSU (if approved by the board of directors), as applicable, shall be based on the stock price at actual the date of grant (and not lower than US$ 5.20 per share). 1/12 of the RSUs shall vest and become nonforfeitable three months following the Start Date, and an additional 1/12 of the RSUs shall vest and become nonforfeitable at the end of every 3-months period thereafter, provided that the employee continues to be employed by the Company at the applicable date of vesting. The vesting schedule shall be also applied to each of the Additional RSUs granted, mutatis mutandis, such that the vesting period of each of the respective Additional RSU shall commence from its actual date of grant.

In June 2022, Erez Ben-Zvi resigned from the Company. Thus, his stock-based compensation was terminated in the last vesting date of April 2022.

During the years ended December 31, 2022 and 2021, the Company recorded stock-based compensation expenses (income) of $(25) thousand and $76 thousand, respectively, with respect to the above grant.

GLUCOTRACK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 7 – COMMON STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

B.	Stock-based compensation (cont.)

2.	Grant of equity awards to employees (cont.)

B.

In November 2020, the Company granted Mr. Shalom Shushan, the then Chief Technology Officer of the Company, annual award with fair value of NIS 90 thousand (approximately $28 thousand) of RSU effective as of the employee start date. Furthermore, on each one-year anniversary following the employee start date subject to the approval of the board of directors, Company shall grant the Employee with fair value of NIS 60 thousand of Additional RSU (the “Additional RSU”). Both, the RSU and each of the Additional RSU (if approved by the board of directors), as applicable, shall be based on the stock price at actual the date of grant (and not lower than US$ 5.20 per share). 1/12 of the RSUs shall vest and become nonforfeitable three months following the Start Date, and an additional 1/12 of the RSUs shall vest and become nonforfeitable at the end of every 3-months period thereafter, provided that the Employee continues to be employed by the Company at the applicable date of vesting. The vesting schedule shall be also applied to each of the Additional RSUs granted to the Employee, mutatis mutandis, such that the vesting period of each of the respective Additional RSU shall commence from its actual date of grant.

In May 2022, Shalom Shushan resigned from the Company. Thus, his stock-based compensation was terminated in the last vesting date of May 2022.

During the years ended December 31, 2022 and 2021, the Company recorded stock-based compensation expenses (income) of $(6) thousand and $22 thousand, respectively, with respect to the above grant.

C.

In November 2021, the Company granted Mr. Paul V. Goode, the President and Chief Executive Officer of the Company, options with the fair value of $484 thousand, to purchase up to 1.5% of the fully diluted common stock, par value $0.001 per share of the Company (approximately 328 thousand options), as of the grant date, with a per share exercise price equal to the greater of (A) $5.20 per share or (B) the closing price of a share of Common Stock on the grant date, as reported by Bloomberg L.P., which shall vest in equal monthly installments over a three year period following the grant date.

In May 2022, the Company grated Mr. Paul V. Goode, a one-time grant of restricted stock of 18,000 shares (“RSU”), which be vest during one year, as long as he is employed by the Company.

During the years ended December 31, 2022 and 2021, the Company recorded stock-based compensation expenses of $306 thousand and $98 thousand, respectively, with respect to the above grant.

D.

In December 2021, the Company granted Mr. James p. Thrower, the Vice President Engineering of the Company, options with the fair value of $152 thousand, to purchase up to 1.15% of the fully diluted common stock, par value $0.001 per share of the Company (approximately 262 thousand options), as of the grant date, with a per share exercise price equal to the greater of (A) $5.20 per share or (B) the closing price of a share of Common Stock on the grant date, as reported by Bloomberg L.P., which shall vest in equal monthly installments over a three year period following the grant date.

During the years ended December 31, 2022 and 2021, the Company recorded stock-based compensation expenses of $93 thousand and $16 thousand, respectively, with respect to the above grant.

E.

In October 2022, the Company granted Mr. Mark Tapsak, the Vice President, Sensor Science of the Company, options with the fair value of $22 thousand, to purchase up to 0.75% of the fully diluted common stock, par value $0.001 per share of the Company (approximately 116 thousand options), as of the grant date, with a per share exercise price equal to the greater of (A) $5.20 per share or (B) the closing price of a share of Common Stock on the grant date, as reported by Bloomberg L.P., which shall vest in equal monthly installments over a three year period following the grant date.

During the year ended December 31, 2022, the Company recorded stock-based compensation expenses of $5 thousand with respect to the above grant.

GLUCOTRACK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 7 – COMMON STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

F.	The following table presents the Company’s share option activity for employees and members of the Board of Directors of the Company under the Plan, for the years ended December 31, 2022 and 2021:

	Number of Share Options	Weighted Average Exercise Price	Weighted average remaining contractual life	Intrinsic value
		$	(years)	$

Outstanding as of December 31, 2020	128,297	64.46	5.42	-
Granted	589,933	5.2	2.88	-
Forfeited or expired	(98,177)	64.64	-	-
Outstanding as of December 31, 2021	620,053	8.05	2.99	-
Exercisable as of December 31, 2021	39,223	50.27	4.65	-

	Number of Share Options	Weighted Average Exercise Price	Weighted average remaining contractual life	Intrinsic value
		$	(years)	$

Outstanding as of December 31, 2021	620,053	8.05	2.99	-
Granted	115,857	5.2	2.68	-
Forfeited or expired	-	-	-	-
Outstanding as of December 31, 2022	735,910	7.6	2.1	-
Exercisable as of December 31, 2022	245,535	12.4	2.58	-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the deemed fair value of the Company’s Ordinary Shares on the last day of each of the applicable reported period and the exercise price, multiplied by the number of in-the-money share options) that would have been received by the share option holders had all share options holders exercised their share options on December 31 of each of the reported period. This amount is impacted by the changes in the fair market value of the Company’s Ordinary Share.

GLUCOTRACK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 7 – COMMON STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

G.	The outstanding and exercisable share options as of December 31, 2022 have been separated into ranges of exercise prices, as follows:

Exercise price - $	Share options outstanding as of December 31, 2022	Weighted average remaining contractual term	Share options exercisable as of December 31, 2022	Weighted average remaining contractual term
		(years)		(years)

100.75	3,846	4.26	3,846	4.26
58.5	26,274	4.18	26,274	4.18
5.2	705,790	2.01	215,415	1.91
	735,910		245,535

H.	During the years ended December 31, 2022 and 2021, share options have not been exercised into Ordinary Shares.

I.	The following table presents the assumptions used to estimate the fair values of the share options granted in the reported periods presented:

	Year ended December 31
	2022	2021

Volatility (%)	72.15%	49.21%
Risk-free interest rate (%)	2.5%	2.5%
Dividend yield (%)	-	-
Expected life (years)	3	3
Exercise price ($)	5.2	5.2
Share price ($)	1.89	3.1-4.65

J.	As of December 31, 2022, there was $186 thousand of unrecognized compensation expense related to unvested share options. The Company recognizes compensation expense on a straight-line basis over the requisite service periods, which results in a weighted average period of approximately 0.72 years over which the unrecognized compensation expense is expected to be recognized.

GLUCOTRACK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 7 – COMMON STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

3.	Grant of equity awards to non-employees

A.

In connection with the 2017 Offering, the Company has issued to Andrew Garrett Inc, who served as a placement agent in fundraising transaction (a) 5-year warrants to purchase up to 1,062,717 shares of Common Stock at an exercise price of $3.354 per share, (b) 5-year warrants to purchase up to 108,305 shares of Common Stock at an exercise price of $23.40 per share, (c) 5-year warrants to purchase up to 8,331 shares of Common Stock at an exercise price of $46.80 per share and (d) 5-year warrants to purchase up to 8,331 shares of Common Stock at an exercise price of $70.20 per share.

In connection with February 2020 Offering, the Company has issued to the Andrew Garrett Inc, who served as a placement agent a 5-year warrants to purchase up to 288,462 shares of Common Stock at an exercise price of $5.2 per share.

B.

In August 2020, advisory agreement was made between the Company and Malcolm McGuire & Assoc. LLC, under which the advisor is providing strategic advisory services, which include, inter alia, interface with the investment community on behalf of the Company, build a database of appropriate brokers and investors, design and implement a plan for both the short and the long-term encouragement of investor interest in the Company and create a compelling perception of the Company within the investment community.

The consideration was set as a monthly fee of $4 thousand cash and a monthly grant of non-qualified three-year options to purchase 461 shares of the Company’s Common Stock, at an exercise price equal to $6.5.

During the years ended December 31, 2022 and 2021, the Company recorded stock-based compensation expenses of $9 thousand and $13 thousand, respectively, with respect to the above grant.

C.	On September 12, 2022, the Company signed on Advisory agreement with Andrew Garrett Inc, under which the Company agreed to extend the exercise through July 1, 2026, for all warrants issued pursuant to the Exchange Agreement dated December 31, 2018. The Company accounted for the extension of the warrants exercise period pursuant to ASC 718 as a modification. Accordingly, additional compensation of $56 thousand was calculated as the fair value of the modified award in excess of the fair value of the original award measured immediately before its terms have been modified based on current circumstances and recorded this incremental fair value as an immediate expense in 2022 as the warrants were fully vested at the modification date (See also note 13A).

GLUCOTRACK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 7 – COMMON STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION (cont.)

D.	The outstanding and exercisable share options as of December 31, 2022 have been separated into ranges of exercise prices, as follows:

Exercise price - $	Share options outstanding and exercisable December 31, 2022	Weighted average remaining contractual term (years)

70.2	665,411	1.01
46.8	665,411	1.01
23.4	665,411	1.01
6.5	13,398	0.63
5.2	290,679	2.11
3.35	4,068,497	1.56
	6,368,807

The total compensation cost related to all of the Company’s equity-based awards recognized during the years ended December 31, 2022 and 2021 was comprised as follows:

	In thousand of US dollars
Research and Development	December 31, 2022	December 31, 2021

Research and development	92	38
General and administrative	395	223
	487	261

GLUCOTRACK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 8 – RESEARCH AND DEVELOPMENT EXPENSES

	In thousand of US dollars
Research and Development	December 31, 2022	December 31, 2021

Salaries and related expenses	749	916
Professional fees	1,124	337
Expenses due to slow inventory write-off	-	321
Depreciation	20	32
Vehicle maintenance	12	42
Other	62	162
	1,967	1,810

NOTE 9 – MARKETING EXPENSES

Selling and Marketing	December 31, 2022	December 31, 2021

Salaries and related expenses	-	22
Professional fees	-	115
Other	-	2
	-	139

NOTE 10 – GENERAL AND ADMINISTRATIVE EXPENSES

	In thousand of US dollars
General and Administrative	December 31, 2022	December 31, 2021

Salaries and related expenses	617	608
Professional fees	1,281	1,224
Bad debt expense	-	59
Vehicle maintenance	8	41
Depreciation	3	10
Insurance	457	97
Other	99	52
	2,465	2,091

GLUCOTRACK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 11 – INCOME TAX

A.	Measurement of results for tax purposes under the Israeli Income Tax (Inflationary Adjustments) Law, 1985 (the “Inflationary Adjustment Law”)

Commencing January 1, 2008, the results of operations of Integrity Israel for tax purposes have been measured on a nominal basis.

B.	Tax assessments

For federal, state and local income tax purposes the Company remains open for examination by the tax authorities for the tax years from 2018 through 2021 under the general statute of limitations.

Notwithstanding, pursuant and subject to the provisions of article 145 of the Income Tax Ordinance, Integrity Israel’s tax returns that were filed with the tax authority up to and including 2017 are considered final.

C.	Loss for the year consists of the following:

	Year ended December 31
	2022	2021
Domestic	$3,528	$1,255
Foreign entity (Integrity Israel)	907	2,812
	4,435	4,067

D.	Net operating losses carryforward

As of December 31, 2022, the Company had cumulative Net Operating Losses (NOL) carry forward for US federal purposes of approximately $14 million to offset against future taxable income for an indefinite period of time. Integrity Israel has cumulative NOL carry forward for Israeli income tax purposes of approximately $38.0 million to offset against future taxable income for an indefinite period of time.

E.	For the years ended December 31, 2022 and 2021, the main reconciling item is the recognition of valuation allowance in respect of deferred taxes relating to accumulated net operating losses carried forward and other permanent and temporary differences due to the uncertainty of the realization of such deferred taxes.

GLUCOTRACK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 11 – INCOME TAX (cont.)

F.	Deferred taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of the Group’s future tax assets are as follows:

	As of December 31
Composition of deferred tax assets:	2022	2021
Vacation accrual	-	6
Research and development credits	174	-
Net operating losses carry forwards	11,805	11,654
Net deferred tax asset before deferred tax liabilities and valuation allowance	11,979	11,660

Valuation allowance	(11,979)	(11,660)
Net deferred tax assets	-	-

NOTE 12 – SEGMENT INFORMATION

The Company operates in one operating segment which is design, development and commercialization of non-invasive glucose monitoring devices. During the reported period no revenue were recognized.

All long-lived assets are owned by Integrity Israel which are located in Israel.

NOTE 13 – RELATED PARTIES

A.	Andrew Garrett, Inc:

On September 12, 2022, the Company signed on advisory agreement with Andrew Garrett Inc., which is controlled by one of member of the Company’s board of directors, Andrew Sycoff. The Company retains advisor on a non-exclusive basis to receive general business advisory services for total monthly consideration of $20 thousand. In addition, the Company also agreed to extend the exercise through July 1, 2026, for all warrants issued pursuant to the Exchange Agreement dated December 31, 2018. The Company accounted for the extension of the warrants’ exercise period pursuant to ASC 718 as a modification. Accordingly, additional compensation of $56 thousand was calculated as the fair value of the modified award in excess of the fair value of the original award measured immediately before its terms have been modified based on current circumstances and recorded this incremental fair value as an immediate expense in 2022 as the warrants were and remained fully vested at the modification date.

For the year ended on December 31, 2022, the Company recognized in total expenses of $102 thousand due to the above agreement.

B.	Intellectual Property Purchase Agreement - See Note 6C

C.	Loans From Stockholders – See Note 5

D.	Tapsak Enterprises LLC, dba Virginia Analytical

On October 25, 2022, the Company entered into agreement with Tapsak Enterprises LLC dba Virginia Analytical, which fully owned by Mark Tapsak, who serves as the Vice President of Sensor Science of the Company, under which, Tapsak Enterprises LLC dba Virginia Analytical, will provide laboratory space, equipment and materials to support the Company sensor development activities for total consideration which estimates to be approximately $60 thousand.

For the year ended on December 31, 2022, the Company recognized in total expenses of $38 thousand due to this agreement.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date when these financial statements were issued to determine if these must be reported. The Company determined that there were no reportable subsequent events to disclose in these financial statements.

