Form 10-Q
period 2023-03-31
GlucoTrack, Inc.
filed 2023-05-12
CIK 1506983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

(201) 842-7715

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

As of May 12, 2023, 20,892,193 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

GLUCOTRACK INC.

GLUCOTRACK INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLUCOTRACK INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	In thousands of US dollars (except share data)
	March 31, 2023	December 31, 2022
	(Unaudited)
Current Assets
Cash and cash equivalents	1,003	2,312
Other current assets	203	67
Total current assets	1,206	2,379

Property and equipment, net	35	40
Restricted Cash	10	19
TOTAL ASSETS	1,251	2,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	652	672
Other current liabilities	395	341
Total Current Liabilities	1,047	1,013

Non-current Liabilities
Loans from Stockholders	193	195
Total Non-current liabilities	193	195
Total Liabilities	1,240	1,208

Stockholders’ Equity
Common Stock of $ 0.001 par value (“Common Stock”):
500,000,000 shares authorized; 15,503,632 and 15,500,730 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	15	15
Additional paid-in capital	103,156	103,095
Accumulated other comprehensive income	22	17
Receipts on account of shares	5	4
Accumulated deficit	(103,187)	(101,901)
Total Stockholders’ equity	11	1,230

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,251	2,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	In thousands of US dollars (except share data)
	Three-month period ended March 31,
	2023	2022
	(Unaudited)
Research and development expenses	642	460
General and administrative expenses	642	633
Total operating expenses	1,284	1,093

Operating loss	1,284	1,093

Financing expense, net	2	-
Loss for the period	1,286	1,093
Other comprehensive income:
Foreign currency translation income	(5)	(7)

Comprehensive loss for the period	1,281	1,086

Loss per share (Basic and Diluted)	(0.08)	(0.07)

Weighted average number of common stock outstanding used in computing basic and diluted net loss per share	15,503,632	15,461,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	In thousands of US dollars (except share data)
	(Unaudited)
	Common Stock		Additional	Receipts on	Accumulated Other		Total
	Numbers of Shares	Amount	Paid-in Capital	account of shares	Comprehensive income (loss)	Accumulated Deficit	Stockholders’ Equity

Balance at January 1, 2022	15,470,402	15	102,612	-	(6)	(97,466)	5,155
Loss for the period	-	-	-	-	-	(1,093)	(1,093)
Other comprehensive income	-	-	-	-	7	-	7
Stock-based compensation	-	-	151	-	-	-	151
Issuance of restricted shares as compensation towards directors (*)	-	-	-	11	-	-	11
Balance as of March 31, 2022	15,470,402	15	102,763	11	1	(98,559)	4,231

	In thousands of US dollars (except share data)
	(Unaudited)
	Common Stock		Additional	Receipts on	Accumulated Other		Total
	Numbers of Shares	Amount	Paid-in Capital	account of shares	Comprehensive income	Accumulated Deficit	Stockholders’ Equity

Balance at January 1, 2023	15,500,730	15	103,095	4	17	(101,901)	1,230
Loss for the period	-	-	-	-	-	(1,286)	(1,286)
Other comprehensive income	-	-	-	-	5	-	5
Stock-based compensation	-	-	57	-	-	-	57
Issuance of restricted shares as compensation towards directors (*)	2,902	-	4	(4)	-	-	-
Restricted shares to be issued as compensation towards directors				5			5
Balance as of March 31, 2023	15,503,632	15	103,156	5	22	(103,187)	11

(*)	Actual issuance occurred subsequent to the balance sheet date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	In Thousands of US dollars
	Three-month period ended March 31,
	2023	2022
	(unaudited)
Cash flows from operating activities:
Loss for the period	(1,286)	(1,093)
Adjustments to reconcile loss for the period to net cash used in operating activities:
Depreciation	4	9
Stock-based compensation	57	151
Issuance of restricted shares as compensation towards directors (*)	5	11
Linkage difference on principal of loans from stockholders	2	2
Changes in assets and liabilities:
Increase in other current assets	(137)	(400)
Decrease in accounts payable	(13)	(35)
Increase in other current liabilities	55	90
Net cash used in operating activities	(1,313)	(1,265)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	(9)
Change in cash, cash equivalents, and restricted cash	(1,318)	(1,274)
Cash, cash equivalents, and restricted cash at beginning of the period	2,331	6,113
Cash, cash equivalents, and restricted cash at end of the period	1,013	4,839

(*)	Actual issuance occurred subsequent to the balance sheet date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - GENERAL

A.	GlucoTrack Inc. (the “Company”) was incorporated on May 18, 2010 under the laws of the State of Delaware. The Company is a medical device company, focused on the design, development and commercialization of novel technologies for use by people with diabetes and prediabetes. We are currently developing two products; a non-invasive glucose monitor for use by those with Type 2 diabetes and prediabetes, and an implantable continuous glucose monitor for those with Type 1 diabetes and insulin-dependent Type 2 diabetes.

The Company and Integrity Israel are considered collectively as the “Group”.

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

B.

Liquidity and Going concern uncertainty

To date, the Company has not yet generated significant revenues from selling of GlucoTrack 1.0 product. In addition, development and commercialization of GlucoTrack 2.0 product is expected to require substantial expenditures and therefore the Company is dependent upon external sources for financing its operations. As of March 31, 2023, the Company has incurred accumulated deficit of $103,187 thousand. Further, the Company has generated operating losses and negative operating cash flow for all reported periods.

Management has considered the significance of such conditions in relation to the Company’s ability to meet its current obligations and to achieve its business targets and determined that these conditions are not raising substantial doubt about the Company’s ability to continue as a going concern, taking into consideration, the balance of cash and cash equivalents As of March 31, 2023 which amounted to $1,003, together with the net proceeds in total amount of $8,730 thousand which were received upon closing of a public offering through prospectus supplement on Form S-3 (see also Note 3) on April 17 2023.

Based on its assessment, management believe that such funds are sufficient for the Company to realize its business plans for the twelve-months subsequent to the reporting period.

GLUCOTRACK INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (cont.)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of presentation

Accounting Principles

The accompanying unaudited condensed consolidated interim financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature

The results for the period of three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or for any future period.

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

Shares to be issued upon exercise of all stock options and stock warrants, have been excluded from the calculation of the diluted net loss per share for all the reported periods for which net loss was reported because the effect of the Common Stock issuable as a result of the exercise or conversion of these instruments was anti-dilutive.

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

GLUCOTRACK INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3 - SUBSEQUENT EVENTS

Completion of underwritten U.S. public offering

On April 13, 2023, the Company completed an underwritten U.S. public offering under which the Company received gross proceeds of approximately $10,000 thousand for issuance of (i) 5,376,472 shares of common stock and (ii) 1,976,470 pre-funded warrants at a price to the public of $1.36 per share. The pre-funded warrants are exercisable for the same number of shares of common stock and may be exercised at any time until exercised in full at an exercise price of $0.001.

Upon satisfaction of customary closing conditions, the closing date of the public offering was April 17, 2023 (the “Closing Date”).

Since the Company receives substantially all of the pre-funded warrant’s proceeds upfront (without any conditions) as part of the pre-funded warrant’s purchase price and in return the Company is obligated to issue fixed number of shares of common stock to the holders. Thus, pre-funded warrants will be accounted for and classified as additional paid-in capital as part of the Company’s stockholders’ equity.

The total incremental and direct issuance costs amounted to $1,270 thousand. These expenses will be deducted from additional paid-in capital as they should be allocated to shares of common stock and pre-funded warrants.

On November 22, 2022, Nasdaq provided notice that pursuant to Nasdaq Listing Rule 5550(b)(1), the Company is required to maintain a minimum of $2,500 thousand in stockholders’ equity. In addition, the Company does not meet the alternatives of market value of listed securities or net income from continuing operations. Upon closing of underwritten U.S. public offering, the Company meets the requirement under the above rule as on a pro forma basis, with giving effect to approximately $8,730 thousand net raise, the balance sheet as of March 31, 2023 has assets of approximately $9,777 thousand and shareholders’ equity of $8,741 thousand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies and prospects. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements regarding our future activities, events or developments, including such things as future revenues, capital raising and financing, product development, clinical trials, regulatory approval, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, projected performance and trends, and other such matters, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “may,” “will,” “could,” “would,” “should” and other similar words and phrases, are intended to identify forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. These statements relate only to events as of the date on which the statements are made and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. All of the forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially. Risks and uncertainties, the occurrence of which could adversely affect our business, include the risks identified under the caption “Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2022. The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

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

We are currently developing GlucoTrack 2.0. The current clinical prototype utilizes ultrasound-only sensor technology, reduces the overall cost and complexity of the device, and reduces the measurement time from approximately sixty seconds to less than two seconds. Initial testing has produced promising results, suggesting measurement accuracies could be relatively comparable with those of conventional, already in-the-market CGM technologies. We expect to begin our first-in-human (FIH) study in the second or third quarter of 2023. Collecting data for sensor characterization and algorithm development will be the primary goals of the FIH study. The results of this study will also drive the development of the commercial version of the device, which is expected to commence late in the fourth quarter of 2023.   Once the development of the commercial device version is complete, we intend to conduct a scaled down version of the FDA pivotal trial to resolve any lingering device performance or human factors issues prior to executing the larger pivotal trial for FDA submission.

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

On March 31, 2023, GlucoTrack, Inc. held its 2022 Annual Meeting of Shareholders. The results of the voting with respect to this Annual Meeting are as set forth below.

DIRECTORS INFORMATION
DIR #	VOTES FOR	VOTES WITHHELD	BROKER NON-VOTE	% VOTES FOR
Dr. Robert Fischell	2,881,036.00	5,250,502.00	488,583.00	18.58
Luis Malave	2,880,918.00	5,250,620.00	488,583.00	18.58
Andrew Sycoff	2,945,847.00	5,185,691.00	488,583.00	19.00
Shimon Rapps	2,882,073.00	5,249,465.00	488,583.00	18.59
Allen Danzig	2,880,916.00	5,250,622.00	488,583.00	18.58

PROPOSALS INFORMATION
PROP #	VOTES FOR	VOTES AGAINST	VOTES ABSTAIN	BROKER NON-VOTE	% VOTES FOR
Ratify Auditor	8,612,584.00	7,481.00	56.00	0.00	55.55
Nonbinding Say on Pay	2,844,095.00	5,205,181.00	82,262.00	488,583.00	18.34

On April 17, 2023, the Company announced the closing of a firm commitment underwritten public offering of shares of its common stock with gross proceeds to the Company of approximately $10.0 million, before deducting underwriting discounts and other estimated expenses payable by the Company. The offering consisted of 7,352,942 shares of common stock and pre-funded warrants to purchase shares of common stock at a price to the public of $1.36 per share (less $0.001 in exercise price per pre-funded warrant). The Company entered into an underwriting agreement with Aegis Capital Corp. on April 13, 2023. The Company intends to use the net proceeds from this offering primarily for working capital and general corporate purposes, which may include, without limitation, engaging in acquisitions or other business combinations or investments, sales and marketing activities, general and administrative matters and capital expenditures.

The summary of our significant accounting policies is included under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our fiscal 2022 Form 10-K. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. There have been no material changes to the critical accounting policies and estimates as filed in such report.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the three months period ended March 31, 2023 compared with the same period ended March 31, 2022. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Three Months ended March 31, 2023 compared to Three Months ended March 31, 2022

Research and development expenses

Research and development expenses were $642 thousand for the three-month period ended March 31, 2023, as compared to $460 thousand for the prior-year period. The increase is attributable to professional fees we accrued during the year.

Research and development expenses consist primarily of salaries and other personnel-related expenses, materials, clinical trials and other expenses. We expect research and development expenses to increase in 2023 and beyond, primarily due to hiring additional personnel and developing and validating our next generation product line, however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs, including the FDA registration process, specific requirements from customers, development of new GlucoTrack® models and others.

General and administrative expenses

General and administrative expenses were $642 thousand for the three-month period ended March 31, 2023, as compared to $633 thousand for the prior-year period. The increase is immaterial

General and administrative expenses consist primarily of professional services, salaries, insurance, travel expenses and other related expenses for executive, finance and administrative personnel, including stock-based compensation expenses. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services.

Financing expenses ,net

Financing expenses, net was approximately $2 thousand for the three-month period ended March 31, 2023, as compared to financing income of $0 thousand for the prior-year period. The increase is immaterial .

Net Loss

Net loss was $1,286 thousand for the three-month period ended March 31, 2023, as compared to $1,093 thousand for the prior-year period. The increase in net loss is attributable primarily to the increase in our operating expenses, as described above.

Going Concern Uncertainty

The development and commercialization of GlucoTrack 2.0 product are expected to require substantial further expenditures. We remain dependent upon external sources for financing our operations. Since inception, we have incurred substantial accumulated losses and negative operating cash flow, and have a significant accumulated deficit. However, in April 2023 we completed an underwriting U.S. public offering under which net proceeds of $8,730 thousand has been raised. As of March 31, 2023, cash on hand was approximately $1,003 thousand which together with the proceeds received upon completion of the aforesaid underwriting U.S. public offering is sufficient to continue the operation for a period of twelve-months subsequent to the reporting period.

Net Cash Used in Operating Activities for the Three-Month Periods Ended March 31, 2023 and March 31, 2022

Net cash used in operating activities was $1,313 thousand and $1,265 thousand for the three-month periods ended March 31, 2023 and 2022, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of $1,286 thousand and $1,093 thousand, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023, or the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are ineffective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is not accumulated and communicated to management, including our principal executive and financial officers, in a manner sufficient to allow timely decisions regarding required disclosure, due to the material weaknesses in internal control over financial reporting.

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

Dated: May 12, 2023

GLUCOTRACK, INC.

By:	/s/ Jolie Kahn
Name:	Jolie Kahn
Title	Chief Financial Officer
(Principal Financial Officer)

