Form 10-Q
period 2023-06-30
GlucoTrack, Inc.
filed 2023-08-14
CIK 1506983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 11, 2023, 20,892,193 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

GLUCOTRACK INC.

GLUCOTRACK INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLUCOTRACK INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	In thousands of US dollars (except share data)
	June 30, 2023	December 31, 2022
	(Unaudited)
Current Assets
Cash and cash equivalents	$8,774	$2,312
Other current assets	171	67
Total current assets	8,945	2,379

Property and equipment, net	27	40
Restricted Cash	10	19
TOTAL ASSETS	8,982	2,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	832	672
Other current liabilities	218	341
Total Current Liabilities	$1,050	$1,013

Non-current Liabilities
Loans from Stockholders	189	195
Total Non-current liabilities	189	195
Total Liabilities	1,239	1,208

Stockholders’ Equity
Common Stock of $ 0.001 par value (“Common Stock”):
500,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 20,892,193 and 15,500,730 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	20	15

Additional paid-in capital	112,918	103,095
Accumulated other comprehensive income	28	17
Receipts on account of shares	-	4
Accumulated deficit	(105,218)	(101,901)
Total Stockholders’ equity	7,743	1,230

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,982	$2,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)		US dollars (except share data)
	Six-month period ended June 30,		Three-month period ended June 30,
	(Unaudited)		(Unaudited)
	2023	2022	2023	2022

Research and development	$1,269	$929	$627	$469
General and administrative	1,194	1,287	552	654
Total operating expenses	2,463	2,216	1,179	1,123

Operating Loss	2,463	2,216	1,179	1,123

Finance Income (Expenses), net	(1)	4	(3)	4

Net Loss	2,462	2,220	1,176	1,127
Other comprehensive income:
Foreign currency translation adjustment	(11)	(37)	(6)	(30)

Comprehensive loss for the period	$2,451	$(2,183)	$1,170	$(1,097)

Basic net loss per common stock	$(0.18)	$(0.14)	$(0.09)	$(0.07)

Diluted net loss per common stock	$(0.18)	$(0.14)	$(0.09)	$(0.07)

Weighted average number of common shares used in computing basic and diluted loss per common stock	18,532,553	15,465,692	21,561,473	15,473,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	In thousands of US Dollars (except share data)
	(Unaudited)
	Common Stock			Additional	Receipts on account	Accumulated Other		Total
	Numbers of Shares	Amount		Paid-in Capital	of shares	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity

Balance at January 1, 2023	15,550,730	$15		$103,095	$4	$17	$(101,901)	$1,230
Loss for the period	-	-		-	-	-	(2,462)	(2,462)
Other comprehensive income	-	-		-	-	11	-	11
Deemed dividend resulted from trigger of down round protection feature of certain warrants granted	-	-		855	-	-	(855)	-
Issuance of Ordinary Shares upon completion of public offering, net of offering expenses	5,376,472	5		8,725	-	-	-	8,730
Issuance of restricted shares as compensation towards directors and officer	14,991	-	(*)	9	(4)	-	-	5
Stock-based compensation	-	-		229	-	-	-	229
Balance at June 30, 2023	20,892,193	$20		$112,913	$-	$28	$(105,218)	$7,743

Balance at April 1, 2023	15,503,632	$15		$103,156	$5	$22	$(103,187)	$11
Loss for the period	-	-		-	-	-	(1,176)	(1,176)
Other comprehensive income	-	-		-	-	6	-	6
Deemed dividend resulted from trigger of down round protection feature of certain warrants granted	-	-		855	-	-	(855)	-
Issuance of Ordinary Shares upon completion of public offering, net of offering expenses	5,376,472	5		8,725	-	-	-	8,730
Issuance of restricted shares as compensation towards directors and officer	12,089	-	(*)	5	(5)	-	-	-
Stock-based compensation	-	-		172	-	-	-	172
Balance at June 30, 2023	20,892,193	$20		$112,913	$-	$28	$(105,218)	$7,743

Balance at January 1, 2022	15,452,285	$15		$102,612	$-	$(6)	$(97,466)	$5,155
Loss for the period							(2,220)	(2,220)
Other comprehensive income	-	-		-	-	37	-	37
Issuance of restricted shares as compensation towards directors (**)	7,872	-	(*)	11	9	-	-	20
Stock-based compensation	13,105	-		198	-	-	-	198
Balance at June 30, 2022	15,473,262	$15		$102,821	$9	$31	$(99,686)	$3,190

Balance at April 1, 2022	15,452,285	$15		$102,763	$11	$1	$(98,559)	$4,231
Loss for the period	-	-		-	-	-	(1,127)	(1,127)
Other comprehensive income	-	-		-	-	30	-	30
Issuance of restricted shares as compensation towards directors (**)	7,872	-	(*)	11	(2)	-	-	9
Stock-based compensation	13,105	-	(*)	47	-	-	-	47
Balance at June 30, 2022	15,473,262	$15		$102,821	$9	$31	$(99,686)	$3,190

(*)	Represents amount lower than $1.

(**)	Actual issuance occurred subsequent to the balance sheet date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US Dollars
	Six-month period ended June 30.
	2023	2022
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(2,462)	$(2,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7	14
Stock-based compensation	229	198
Issuance of restricted shares as compensation towards directors	5	20 (*)
Linkage difference on principal of loans from stockholders	6	6
Changes in assets and liabilities:
Increase in other current assets	(104)	(331)
Increase in accounts payable	173	18
Increase (Decrease) in other current liabilities	(121)	114
Net cash used in operating activities	(2,267)	(2,181)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(4)
Net cash used in investing activities	-	(4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds received from underwritten U.S. public offering	8,730	-
Net cash provided by financing activities	8,730	-

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(10)	(30)

Change in cash, cash equivalents, and restricted cash	6,453	(2,215)

Cash, cash equivalents, and restricted cash at beginning of the period	2,331	6,113

Cash, cash equivalents, and restricted cash, end of period	$8,784	$3,898

Non-cash financing activities
Deemed dividend upon trigger of down round protection	$855	$-

(*)	Actual issuance occurred subsequent to the balance sheet date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – GENERAL

A.	GlucoTrack Inc. (the “Company”) was incorporated on May 18, 2010 under the laws of the State of Delaware. The Company is a medical device company, focused on the design, development and commercialization of novel technologies for use by people with diabetes and prediabetes. The Company is currently developing two products; a non-invasive glucose monitor for use by persons with Type 2 diabetes and prediabetes, and an implantable continuous glucose monitor for persons with Type 1 diabetes and insulin-dependent Type 2 diabetes.

B.	Liquidity and Going Concern Uncertainty

To date, the Company has not yet generated significant revenues from selling of GlucoTrack 1.0 product, a product that has been discontinued. In addition, development and commercialization of both GlucoTrack 2.0 product and the implantable continuous glucose monitor is expected to require substantial expenditures;therefore, the Company is dependent upon external sources for financing its operations. As of June 30, 2023, the Company has incurred accumulated deficit of $105,218 thousand. Furthermore, the Company has generated operating losses and negative operating cash flow for all reported periods.

Management has considered the significance of such conditions in relation to the Company’s ability to meet its current obligations and to achieve its business targets and determined that these conditions do not raise substantial doubt about the Company’s ability to continue as a going concern, taking into consideration the net proceeds received in total amount of $8,730 thousand upon closing of a public offering through prospectus supplement on Form S-3 on April 17 2023 (see also Note 3 below). Based on its assessment, management believe that such funds are sufficient for the Company to realize its business plans for the twelve months subsequent to the reporting period.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basic of Presentation

1.	Accounting Principles

The accompanying unaudited condensed consolidated interim financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature.

The results for the period of six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or for any future period.

2.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany balances and transactions have been eliminated in consolidation.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

A. Basic of Presentation

3.	Net Loss Per Common Stock

Basic net loss per Common Stock is computed by dividing the loss for the period applicable for holders of Common Stock and pre-funded warrants by the weighted average number of shares of Common Stock and pre-funded warrants outstanding during the period. Diluted loss per share gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method with respect to stock options and certain stock warrants. In computing diluted loss per Common Stock, the average stock price for the period is used in determining the number of Common Stock assumed to be purchased from the exercise of stock options or stock warrants.

Shares to be issued upon exercise of all stock options and stock warrants have been excluded from the calculation of the diluted net loss per Common Stock for all the reported periods for which net loss was reported because the effect of the Common Stock issuable upon exercise of these instruments was anti-dilutive.

The net loss and the weighted average number of shares of Common Stock used in computing basic and diluted net loss per Common Stock for the period of six and three months ended June 30, 2023 and 2022, is as follows:

	US dollars (except share data)		US dollars (except share data)
	Six-month period ended June 30,		Three-month period ended June 30,
	(Unaudited)		(Unaudited)
	2023	2022	2023	2022

Numerator:
Net loss	$2,462	$2,220	$1,176	$1,127
Deemed dividend related to trigger of down round protection feature (see Note 3A below)	855	-	855	-
Net loss attributable to common stockholders	$3,317	$2,220	$2,031	$1,127

Denominator:
Ordinary shares used in computing basic and diluted net loss per common stock	(*)18,532,553	15,465,692	(*)21,561,473	15,473,813
Basic and diluted net loss per common stock	$(0.19)	$(0.14)	$(0.10)	$(0.07)

(*)	Including pre-funded warrants issued upon completion of underwritten U.S. public offering.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

NOTE 3 - SIGNIFICANT TRANSACTIONS

A.	Completion of underwritten U.S. public offering

On April 13, 2023, the Company completed an underwritten public offering under which the Company received gross proceeds of approximately $10,000 thousand for issuance of (i) 5,376,472 shares of common stock and (ii) 1,976,470 pre-funded warrants at a price to the public of $1.36 per share. The pre-funded warrants are exercisable for the same number of shares of common stock and may be exercised at any time until exercised in full at an exercise price of $0.001.

Upon satisfaction of customary closing conditions, the closing date of the above underwritten public offering was April 17, 2023 (the “Closing Date”).

The Company received substantially all the pre-funded warrant’s proceeds upfront (without any conditions) as part of the pre-funded warrant’s purchase price and in return the Company is obligated to issue fixed number of shares of common stock to the holders. Thus, pre-funded warrants were accounted for and were classified as additional paid-in capital as part of the Company’s stockholders’ equity.

Total incremental and direct issuance costs amounted to $1,270 thousand. These expenses were deducted from additional paid-in capital as they were allocated to shares of Common Stock and pre-funded warrants.

Upon closing of underwritten U.S. public offering, a down round protection feature of certain warrants granted in previous years to service providers was triggered by the way of reduction of their exercise price from a price in a range of $3.35-$70.20 to a price of $1.36 which represented the above public offering price. Such reduction was accounted for as deemed dividend estimated at total amount of $855 thousand which was recorded as part of the additional paid-in capital versus increase of accumulated deficit. Regarding the effect of the loss per share, see also Note 2.A.3. above.

B.	Intellectual Property Purchase Agreement

In the middle of June 2023, the Company achieved the first performance milestone out of the five performance milestones outlined in the Intellectual Property Purchase Agreement (the “Agreement”) executed between the Company and Paul Goode, which is the Company’s Chief Executive Officer (the “Seller”) as October 7, 2022 (the “Closing Date”). As result, the Company is committed to issue 100,000 restricted shares to the Seller. During the periods of three and six months ended June 30, 2023, the Company recorded stock-based compensation expenses amounted to $131 thousand which representing the quoted price of its Common Stock at the Closing Date, after taking into consideration a discount for lack of marketability in a rate of 30.4% over a restriction period of 1-year. As of June 30, 2023, achievement of all other performance milestones was not considered probable and thus no stock-based compensation expenses were recorded with respect to thereof.

C.	Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On May 26, 2023, the Company received a letter from Nasdaq that it no longer complies with Rule 5550(a)(2) of Nasdaq’s Listing Rules (the “Rules”) which require listed securities to maintain a minimum bid price of $1 per share. However, the Rules provide the Company a compliance period of 180-days to regain compliance under which if at any time during 180-days period the closing bid price of the Company’s security is at least $1 for a minimum of ten consecutive business days, Nasdaq will provide the Company written confirmation of compliance and this matter will be closed. In the event the Company does not regain compliance by the 180th day, the Company may be eligible for additional time to regain compliance or may face delisting.

NOTE 4 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed interim consolidated financial statements were issued (August 14, 2023). Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

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

The Company was founded with a mission to develop GlucoTrack®, a noninvasive glucose monitoring device designed to help people with diabetes and pre-diabetics obtain glucose level readings without the pain, inconvenience, cost and difficulty of conventional (invasive) spot finger stick devices. The first generation GlucoTrack (“GlucoTrack 1.0”), which successfully received CE Mark approval and ISO certifications, utilized a combination of ultrasound, electromagnetic and thermal technologies to obtain glucose measurements in approximately one minute via a small sensor that is clipped onto one’s earlobe and connected to a small, handheld control and display unit, all without drawing blood or interstitial fluid. After a limited release beta test in Europe and the Middle East, the Company determined that it would focus its efforts on developing its next generation non-invasive monitor (“GlucoTrack 2.0”), and we have since withdrawn our CE Mark and ISO certifications for GlucoTrack 1.0 and are no longer pursuing commercialization of this product.

Instead, we are currently developing GlucoTrack 2.0. The current clinical prototype utilizes ultrasound-only sensor technology, reduces the overall cost and complexity of the device, and reduces the measurement time from approximately sixty seconds to less than two seconds. Initial testing has produced promising results, suggesting measurement accuracies could be relatively comparable with those of conventional, already in-the-market CGM technologies. Internal development efforts continue toward a robust measurement technique that consistently achieves significant measurement accuracy in normal use applications. A first-in-human (FIH) clinical study will begin once this metric has been achieved.. Collecting data for sensor characterization and algorithm development will be the primary goals of the FIH study. The results of this study will also drive the development of the commercial version of the device, which is expected to commence early 2024.   Once the development of the commercial device version is complete, we intend to conduct a scaled down version of the FDA pivotal trial to resolve any lingering device performance or human factors issues prior to executing the larger pivotal trial for FDA submission.

Following the acquisition of certain IP in the fourth quarter of 2022, we are also developing an implantable continuous glucose monitor for use by Type 1 diabetes patients as well as insulin-dependent Type 2 patients. Implant longevity is key to the success of such a device, and we have recently completed our feasibility study successfully demonstrating that a minimum two-year implant life is highly probable with the current sensor design. We believe our technology, if successful, has the potential to be more accurate, more convenient and have a longer duration than other implantable glucose monitors that are either in the market or currently under development.

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

Our Senior Management team includes; CEO and President, Paul V. Goode PhD, who has a decorated career developing innovative medical technologies, including at DexCom and MiniMed, CFO and General Counsel, Jolie Kahn, Esq., who has a multidecade career as a well respected securities attorney and finance professional, James P. Thrower PhD, Vice President of Engineering, a seasoned executive formerly of Sterling Medical Devices, Mindray DS USA and DexCom, Inc., and Mark Tapsak PhD, Vice President of Sensor Technology, a medical research scientist who brings over 25 years of experience in the diabetes industry, including previous senior roles at DexCom and Medtronic. Luis J. Malavé, formerly of Insulet Corp, Medtronic and MiniMed has joined as an independent board member. Several highly talented and accomplished executives joined the Company as senior advisors to the Board. These include Yair Briman, the former CEO of Philips Healthcare Informatics, Daniel McCaffrey MBA MA, a world-renowned behavioral scientist and digital health expert formerly at Samsung Health and Dexcom, Inc., Dr. Alexander Raykhman PhD, a measurement and artificial intelligence expert and Dr. David C. Klonoff, world renowned endocrinologist and diabetes technology thought leader. We intend to continue to invest in our talent and to expand and strengthen all areas within the Company.

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

On April 17, 2023, the Company announced the closing of a firm commitment underwritten public offering of shares of its common stock with gross proceeds to the Company of approximately $10 million, before deducting underwriting discounts and other estimated expenses. The offering consisted of 5,376,472 shares of common stock and 1,976,470 pre-funded warrants to purchase shares of common stock at a price to the public of $1.36 per share (less $0.001 in exercise price per pre-funded warrant). The Company entered into an underwriting agreement with Aegis Capital Corp. on April 13, 2023. The Company intends to use the net proceeds from this offering primarily for working capital and general corporate purposes, which may include, without limitation, engaging in acquisitions or other business combinations or investments, sales and marketing activities, general and administrative matters and capital expenditures.

On July 25, 2023, the Company announced the completion and positive results of its feasibility study for its implantable continuous glucose monitor technology for patients with Type 1 and Type 2 insulin-dependent diabetes. The primary goal of the feasibility study was to demonstrate that the CGM sensor design could reliably report glucose measurements for two years post-implant. Laboratory bench testing confirmed that a minimum two-year implant longevity is highly probable with the current sensor design. The implant longevity was independently verified by a third-party using sensor parameters to simulate sensor performance over time. Given the positive results of the study, the Company is now preparing for long-term animal studies, which are expected to begin later this year.

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

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the six month period ended June 30, 2023 compared with the same period ended June 30, 2022. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Six Months ended June 30, 2023 compared to Six Months ended June 30, 2022

Research and development expenses

Research and development expenses were $1,269 thousand for the six-month period ended June 30, 2023, as compared to $929 thousand for the prior-year period. The increase is attributable to professional fees we accrued during the period.

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

General and administrative expenses

General and administrative expenses were $1,194 thousand for the six-month period ended June 30, 2023, as compared to $1,287 thousand for the prior-year period. The decrease is attributable to professional fees we accrued during the period.

General and administrative expenses consist primarily of professional services, salaries, consulting fees, insurance, travel expenses and other related expenses for executive, finance and administrative personnel, including stock-based compensation expenses. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services.

Financing income (expenses), net

Financing expenses, net was approximately $1 thousand for the six-month period ended June 30, 2023, as compared to financing income of $4 thousand for the prior-year period. The change is immaterial.

Net Loss

Net loss was $2,462 thousand for the six-month period ended June 30, 2023, as compared to $2,220 thousand for the prior-year period. The increase in net loss is attributable primarily to the increase in our operating expenses, as described above.

Going Concern Uncertainty

The development and commercialization of GlucoTrack 2.0 product are expected to require substantial further expenditures. We remain dependent upon external sources for financing our operations. Since inception, we have incurred substantial accumulated losses and negative operating cash flow and have a significant accumulated deficit. However, in April 2023, we completed an underwriting U.S. public offering under which net proceeds of $8,730 thousand has been raised. As of June 30, 2023, our cash on hand is sufficient to continue our operations for a period of twelve-months subsequent to the reporting period.

Net Cash Used in Operating Activities for the Six-Month Periods Ended June 30, 2023 and June 30, 2022

Net cash used in operating activities was $2,269 thousand and $2,181 thousand for the six-month periods ended June 31, 2023 and 2022, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of $2,462 thousand and $2,220 thousand, respectively.

Net Cash Used in Investing Activities for the Six-Month Periods Ended June 30, 2023 and June 30, 2022

Net cash used in investing activities was $0 thousand and $4 thousand for the six-month periods ended June 30, 2023 and 2022, respectively. Net cash used in investing activities primarily reflects the purchasing of fixed assets.

Net Cash Used in Financing Activities for the Six-Month Periods Ended June 30, 2023 and June 30, 2022

Net cash provided by financing activities was $8,730 thousand and $0 thousand for the six-month periods ended June 30, 2023 and 2022, respectively. Net cash provided by financing activities primarily reflects the net proceeds received from public offering, net of offering expenses.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023, or the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are ineffective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is not accumulated and communicated to management, including our principal executive and financial officers, in a manner sufficient to allow timely decisions regarding required disclosure, due to the material weaknesses in internal control over financial reporting related to lack of sufficient internal accounting personnel, segregation of duties, and lack of sufficient internal controls (including IT general controls) that encompass the Company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting.

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

Dated: August 14, 2023

GLUCOTRACK, INC.

By:	/s/ Jolie Kahn
Name:	Jolie Kahn
Title	Chief Financial Officer
(Principal Financial Officer)

