Form 10-Q
period 2023-09-30
GlucoTrack, Inc.
filed 2023-11-14
CIK 1506983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	GCTK	The Nasdaq Stock Market LLC

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

As of November 14, 2023, 20,892,193 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

GLUCOTRACK INC.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements regarding our future activities, events or developments, including such things as future revenues, product development, clinical trials, regulatory approval, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, projected performance and trends, and other such matters, are forward-looking statements. The words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “plan,” “may,” “will,” “could,” “would,” “should” and other similar words and phrases or the negative of such terms, are intended to identify forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q are based on certain historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. These statements relate only to events as of the date on which the statements are made and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. All of the forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially. Risks and uncertainties, the occurrence of which could adversely affect our business, include the risks identified in our Annual Report on Form 10-K for year ended December 31, 2022, under the caption “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report unless required by law.

GLUCOTRACK INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLUCOTRACK INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of US dollars except share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Current assets
Cash and cash equivalents	$6,888	$2,312
Other current assets	281	67
Total current assets	7,169	2,379

Property and equipment, net	17	40
Restricted cash	9	19
TOTAL ASSETS	7,195	2,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	1,249	672
Other current liabilities	205	341
Total current liabilities	$1,454	$1,013

Non-current liabilities
Loans from stockholders	184	195
Total non-current liabilities	184	195
Total liabilities	1,638	1,208

Stockholders’ equity
Common Stock of $ 0.001 par value (“Common Stock”):
500,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 20,892,193 and 15,500,730 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	20	15

Additional paid-in capital	112,944	103,095
Accumulated other comprehensive income	34	17
Receipts on account of shares	-	4
Accumulated deficit	(107,441)	(101,901)
Total stockholders’ equity	5,557	1,230

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,195	$2,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLUCOTRACK INC.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands of US dollars except share data) (unaudited)

	Three-month period ended September 30,		Nine-month period ended September 30,
	2023	2022	2023	2022

Research and development	$1,693	$434	$2,962	$1,363
General and administrative	531	495	1,725	1,782
Total operating expenses	2,224	929	4,687	3,145

Operating loss	2,224	929	4,687	3,145

Other expenses	-	1	-	1

Finance expenses (income), net	(1)	(2)	(2)	2

Net Loss	2,223	928	4,685	3,148
Other comprehensive income:
Foreign currency translation adjustment	(6)	(1)	(17)	(36)

Comprehensive loss for the period	$2,217	$929	$4,668	$3,112

Basic and diluted net loss per common stock	$(0.10)	$(0.06)	$(0.28)	$(0.20)

Weighted average number of common stock used in computing basic and diluted loss per common stock	22,968,663	15,473,521	20,032,634	15,468,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands of US Dollars except share data) (unaudited)

	Common Stock		Additional	Receipts on account	Accumulated Other		Total
	Numbers of Shares	Amount	Paid-in Capital	of shares	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity

Balance at January 1, 2023	15,500,730	$15	$103,095	$4	$17	$(101,901)	$1,230
Loss for the period	-	-	-	-	-	(4,685)	(4,685)
Other comprehensive income	-	-	-	-	17	-	17
Deemed dividend resulted from trigger of down round protection feature of certain warrants granted	-	-	855	-	-	(855)	-
Net proceeds received from underwritten U.S. public offering	5,376,472	5	8,725	-	-	-	8,730
Issuance of restricted shares as compensation towards directors and officer	14,991	(*)-	9	(4)	-	-	5
Stock-based compensation	-	-	260	-	-	-	260
Balance at September 30, 2023	20,892,193	$20	$112,944	$-	$34	$(107,441)	$5,557

Balance at July 1, 2023	20,892,193	$20	$112,913	$-	$28	$(105,218)	$7,743
Loss for the period	-	-	-	-	-	(2,223)	(2,223)
Other comprehensive income	-	-	-	-	6	-	6
Stock-based compensation	-	-	31	-	-	-	31
Balance at September 30, 2023	20,892,193	$20	$112,944	$-	$34	$(107,441)	$5,557

Balance at January 1, 2022	15,452,285	$15	$102,612	$-	$(6)	$(97,466)	$5,155
Loss for the period	-	-	-	-	-	(3,148)	(3,148)
Other comprehensive income	-	-	-	-	36	-	36
Issuance of restricted shares as compensation towards directors	11,275	-	20	-	-	-	20
Restricted shares to be issued as compensation towards directors	-	(*)-	-	18	-	-	18
Stock-based compensation	13,105	-	274	-	-	-	274
Balance at September 30, 2022	15,476,665	$15	$102,906	$18	$30	$(100,614)	$2,355

Balance at July 1, 2022	15,473,262	$15	$102,821	$9	$31	$(99,686)	$3,190

Loss for the period	-	-	-	-	-	(928)	(928)
Other comprehensive income	-	-	-	-	(1)	-	(1)
Issuance of restricted shares as compensation towards directors	3,403	(*)-	9	(9)	-	-	-
Restricted shares to be issued as compensation towards directors	-	-	-	18	-	-	18
Stock-based compensation	-	-	76	-	-	-	76
Balance at September 30, 2022	15,476,665	$15	$102,906	$18	$30	$(100,614)	$2,355

(*)	Represents amount lower than $1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US Dollars)

	Nine-month period ended September 30,
	2023	2022
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(4,685)	$(3,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21	19
Stock-based compensation	260	274
Issuance of restricted shares as compensation towards directors	5	38
Linkage difference on principal of loans from stockholders	4	8
Changes in assets and liabilities:
Increase in other current assets	(216)	(148)
Increase in accounts payable	598	117
Increase (Decrease) in other current liabilities	(134)	51
Net cash used in operating activities	(4,147)	(2,789)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(4)
Net cash used in investing activities	-	(4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds received from underwritten U.S. public offering	8,730	-
Net cash provided by financing activities	8,730	-

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(17)	(40)

Change in cash, cash equivalents, and restricted cash	4,566	(2,833)

Cash, cash equivalents, and restricted cash at beginning of the period	2,331	6,113

Cash, cash equivalents, and restricted cash, end of period	$6,897	$3,280

Non-cash financing activities
Deemed dividend upon trigger of down round protection	$855	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – GENERAL

A.	GlucoTrack Inc. (the “Company”) was incorporated on May 18, 2010 under the laws of the State of Delaware. The Company is a medical device company, focused on the design, development and commercialization of novel technologies for use by people with diabetes. The Company is currently developing an Implantable Continuous Glucose Monitor (CGM) for persons with Type 1 diabetes and insulin-dependent Type 2 diabetes.

B.	Liquidity and capital resources

To date, the Company has not yet generated significant revenues from GlucoTrack product, a non-invasive spot measurement glucose sensor that has been discontinued. In addition, development and commercialization of the Implantable CGM is expected to require substantial expenditures; therefore, the Company is dependent upon external sources for financing its operations. As of September 30, 2023, the Company has incurred accumulated deficit of $107,441 thousand. Furthermore, the Company has generated operating losses and negative operating cash flow for all reported periods.

Management has considered the significance of such conditions in relation to the Company’s ability to meet its current obligations and to achieve its business targets and determined that these conditions do not raise substantial doubt about the Company’s ability to continue as a going concern, taking into consideration the net proceeds received in total amount of $8,730 thousand upon closing of a public offering through prospectus supplement on Form S-3 on April 17, 2023 (see also Note 3A below). As of September 30, 2023, our cash on hand will provide sufficient working capital to fund its current operations and animal trial program for the development of its Implantable CGM for a period of twelve-months subsequent to the reporting period.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation

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

The results for the period of nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or for any future period.

2.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany balances and transactions have been eliminated in consolidation.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

A. Basis of Presentation

3.	Net Loss Per Common Stock

Basic net loss per Common Stock is computed by dividing the loss for the period applicable for holders of Common Stock and pre-funded warrants (after considering the effect of deemed dividend related to trigger of down round protection feature) dividend by the weighted average number of outstanding shares of Common Stock and shares of Common Stock to be issued upon exercise of pre-funded warrants (see Note 3A below) or shares of Common Stock to be issued upon achievement of performance milestone (see Note 3B below) during the period. Diluted loss per share gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method with respect to stock options and certain stock warrants. In computing diluted loss per share, the average stock price for the period is used in determining the number of Common Stock assumed to be purchased from the exercise of stock options or stock warrants.

Shares to be issued upon exercise of all stock options and stock warrants have been excluded from the calculation of the diluted net loss per Common Stock for all the reported periods for which net loss was reported because the effect of the Common Stock issuable upon exercise of these instruments was anti-dilutive.

The net loss and the weighted average number of shares of Common Stock used in computing basic and diluted net loss per share for the period of three and nine months ended September 30, 2023 and 2022, is as follows:

	US dollars in thousands (except share data)		US dollars in thousands (except share data)
	Three-month period ended September 30,		Nine-month period ended September 30,
	(Unaudited)		(Unaudited)
	2023	2022	2023	2022

Numerator:
Net loss	$2,223	$928	$4,685	$3,148
Deemed dividend related to trigger of down round protection feature (see Note 3A below)	-	-	855	-
Net loss attributable to common stockholders	$2,223	$928	$5,540	$3,148

Denominator:
Shares of Common Stock used in computing basic and diluted net loss per common stock	20,892,193	15,473,521	18,792,950	15,468,279
Shares of Common Stock to be issued upon exercise of pre-funded warrants	-	1,976,470	1,206,228
Shares of Common Stock to be issued upon achievement of performance milestone		100,000	33,456
Basic and diluted net loss per common stock	$(0.10)	$(0.06)	$(0.28)	$(0.2)

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

NOTE 3 - SIGNIFICANT TRANSACTIONS

A.	Completion of underwritten U.S. public offering

On April 13, 2023, the Company completed an underwritten public offering under which the Company received gross proceeds of approximately $10 million for issuance of (i) 5,376,472 shares of common stock and (ii) 1,976,470 pre-funded warrants at a price to the public of $1.36 per share. The pre-funded warrants are exercisable for the same number of shares of common stock and may be exercised at any time until exercised in full at an exercise price of $0.001.

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

In the middle of June 2023, the Company achieved the first performance milestone out of the five performance milestones outlined in the Intellectual Property Purchase Agreement (the “Agreement”) executed between the Company and Paul Goode, which is the Company’s Chief Executive Officer (the “Seller”) as October 7, 2022 (the “Closing Date”). As a result, upon the date of fulfillment of the performance milestone the Company is committed to issue 100,000 restricted shares to the Seller. During the periods of three and nine months ended September 30, 2023, the Company recorded stock-based compensation expenses of $0 and $131 thousand, respectively, which represents the quoted price of its Common Stock at the Closing Date, after taking into consideration a discount for lack of marketability at a rate of 30.4% over a restriction period of 1-year. As of September 30, 2023, achievement of all other performance milestones was not considered probable and thus no stock-based compensation expenses were recorded with respect to thereof.

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

NOTE 4 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed interim consolidated financial statements were issued November 14, 2023. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Overview

We are a medical device company focused on the design, development and commercialization of novel technologies for use by people with diabetes. We are currently developing an Implantable (CGM) for those with Type 1 diabetes and insulin-dependent Type 2 diabetes.

The Company was founded with a mission to develop GlucoTrack®, a noninvasive glucose monitoring device designed to help people with diabetes and pre-diabetics obtain glucose level readings without the pain, inconvenience, cost and difficulty of conventional (invasive) spot finger stick devices. The first generation GlucoTrack, which successfully received CE Mark approval, obtained glucose measurements via a small sensor clipped onto one’s earlobe. A limited release beta test in Europe and the Middle East demonstrated the need for an updated product with improved accuracy and human factors. As the glucose monitoring landscape rapidly moved away from point-in-time measurement to continuous measurement since then, the Company recently determined that it would focus its efforts on developing its Implantable CGM. As such, we have since withdrawn our CE Mark for GlucoTrack and are no longer pursuing commercialization of this product or development of any further iterations.

The Company is currently developing an Implantable CGM for use by Type 1 diabetes patients as well as insulin-dependent Type 2 patients. Implant longevity is key to the success of such a device. We have recently completed a feasibility study successfully demonstrating that a minimum two-year implant life is highly probable with the current sensor design. We have also initiated an animal study with an initial prototype system that has thus far demonstrated a simple implant procedure and good functionality. The Company will initiate a long-term animal trial in late Q4 as well as initiate development of its commercial device, also in late Q4, in preparation of regulatory submission in late 2024 for a first in human study. We believe our technology, if successful, has the potential to be more accurate, more convenient and have a longer duration than other implantable glucose monitors that are either in the market or currently under development.

We are currently developing our own mobile companion application and a cloud-based solution platform to provide real time, data driven personalized tools to effectively help a user manage their diabetes. In addition to being a critical and effective management tool for the end user, we believe that third parties such as insurers, pharmaceutical companies and advertisers would be willing to pay for the de-identified data that we will obtain through our platform, and that this is an opportunity for us to develop an additional revenue source.

Our Senior Management team includes; CEO and President, Paul V. Goode PhD, who has a decorated career developing innovative medical technologies, including at DexCom and MiniMed, CFO, James Cardwell, CPA who has over 16 years of experience as a Chief Financial Officer and Chief Operating Officer with a concentration in both SEC financial reporting and tax compliance, James P. Thrower PhD, Vice President of Engineering, a seasoned executive formerly of Sterling Medical Devices, Mindray DS USA and DexCom, Inc., Mark Tapsak PhD, Vice President of Sensor Technology, a medical research scientist who brings over 25 years of experience in the diabetes industry, including previous senior roles at DexCom and Medtronic, and Drinda Benjamin, Vice President of Marketing, a medical device professional with over 20 years of experience in the medical device and diabetes industry with senior roles at Intuity Medical, Senseionics, Abbott Diabetes, and Medtronic Diabetes. Erin Carter, formerly of Medtronic and Boston Scientific, has joined as an independent board member. Several highly talented and accomplished executives joined the Company as senior advisors to the Board. These include Daniel McCaffrey MBA MA, a world-renowned behavioral scientist and digital health expert formerly at Samsung Health and Dexcom, Inc., Dr. Alexander Raykhman PhD, a measurement and artificial intelligence expert and Dr. David C. Klonoff, world renowned endocrinologist and diabetes technology thought leader. We intend to continue to invest in our talent and to expand and strengthen all areas within the Company.

Recent Events

On April 13, 2023, the Company completed an underwritten public offering under which the Company received gross proceeds of approximately $10 million for issuance of (i) 5,376,472 shares of common stock and (ii) 1,976,470 pre-funded warrants at a price to the public of $1.36 per share. After completing this transaction, the Company regained compliance with NASDAQ regarding the notice it received on November 22, 2022.

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

On May 26, 2023, the Company received a letter from Nasdaq that it no longer complies with Rule 5550(a)(2) of Nasdaq’s Listing Rules (the “Rules”) which require listed securities to maintain a minimum bid price of $1 per share. However, the Rules also provide the Company a compliance period of 180 calendar days in which to regain compliance. Pursuant to Rule 5810(c)(3)(C) if at any time during this 180-day period the closing bid price of the Company’s security is at least $1 for a minimum of ten consecutive business days, Nasdaq will provide the Company written confirmation of compliance and this matter will be closed. In the event the Company does not regain compliance by the 180th day, the Company may be eligible for additional time to regain compliance or may face delisting.

On July 25, 2023, the Company announced the completion and positive results of its feasibility study for its implantable continuous glucose monitor technology for patients with Type 1 and Type 2 insulin-dependent diabetes. The primary goal of the feasibility study was to demonstrate that the CGM sensor design could reliably report glucose measurements for two years post-implant. Laboratory bench testing confirmed that a minimum two-year implant longevity is highly probable with the current sensor design. The implant longevity was independently verified by a third-party using sensor parameters to simulate sensor performance over time. Given the positive results of the study, the Company is now preparing for long-term animal studies, which are expected to begin later this year. On October 12, 2023, the Company issued a press release with respect to its initial Animal Study.

Effective as of October 6, 2023, Jolie Kahn resigned as Chief Financial Officer of GlucoTrack, Inc. (the “Company”) to pursue other career interests. Ms. Kahn’s resignation was not because of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices, including accounting principles and practices.

On October 11, 2023, the Company appointed James S Cardwell, 63, as Chief Financial Officer of the Company, effective immediately.

James Cardwell has over 16 years of experience as a Chief Financial Officer and Chief Operating Officer with a concentration in both SEC financial reporting and tax compliance. He has served as the Chief Operating Officer of the CFO Squad LLC, an accounting firm, since July 2015. In connection with his role at the CFO Squad LLC, he also served as interim Chief Financial Officer at several entities.

Mr. Cardwell has no family relationships with any of the Company’s directors or executive officers, and he is not a party to, and does not have any direct or indirect material interest in, any transaction requiring disclosure under Item 404(a) of Regulation S-K.

On October 11, 2023, in connection with Mr. Cardwell’s appointment as the Company’s Chief Financial Officer, Mr. Cardwell entered into a consulting agreement (the “Cardwell Consulting Agreement”) with the Company. Pursuant to the terms of the Cardwell Consulting Agreement, Mr. Cardwell will perform all duties typically required of a Chief Financial Officer. As compensation for his services, the Company shall pay Mr. Cardwell One Thousand Five Hundred Dollars ($1,500) per month. The Cardwell Consulting Agreement is for a term of one year. Either party may terminate the agreement upon thirty (30) day written notice.

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

Liquidity and Capital Resources

To date, we have not generated any revenues and have experienced net losses and negative cash flows from our activities.

Since our incorporation, we have devoted substantially all our resources to research and product development and providing general and administrative support for these activities. Since our incorporation, we have incurred significant losses and negative cash flows from operations. During the nine months ended September 30, 2023, we incurred a net loss of approximately $4.7 million and used $4.1 million of cash in our operations. As of September 30, 2023, we had an accumulated deficit of approximately $107.4 million. We expect to continue to incur significant and increasing losses and do not expect positive cash flows from operations for the foreseeable future, and our net losses may fluctuate significantly from period to period depending on the timing of and expenditures on our research and development activities.

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the three- and nine-months ended September 30, 2023 compared with the same periods ended September 30, 2022. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Consolidated Results of Operations for the Three Months ended September 30, 2023 and 2022

Research and development expenses

Research and development expenses were approximately $1.7 million for the three-month period ended September 30, 2023, as compared to approximately $0.4 million for the prior-year period. The increase is attributable to staffing and professional fees for research and development expenses for two parallel projects, whereas, the prior-year period was funding only one project. Further to this, the implantable nature of the added project requires more development and manufacturing expenses than the initial hand-held product because of its additional regulatory requirements, including animal studies, which occurred during the period.

Research and development expenses consist primarily of salaries and other personnel-related expenses, materials, animal trials and other expenses. Salaries are higher than the prior-year as the Israeli operation was wound down in the third quarter of 2022 and we have since added similar staffing levels in the US, albeit at a higher functional level (senior management) because the Company was focused on building a strong US-based leadership team experienced in glucose sensing and diabetes technology. This team was established over the 2023 fiscal year, with two additions in third quarter (VP Marketing and Director Operations). This approach leveraged management of professional service organizations for hands-on engineering development activities, incurring professional service fees. We expect research and development expenses to increase in 2023 and beyond, primarily due to hiring additional personnel and developing and validating our implantable continuous glucose sensor, however, we may adjust or allocate the level of our research and development expenses based on available financial resources.

General and administrative expenses

General and administrative expenses were approximately $0.5 million for the three-month period ended September 30, 2023, as compared to approximately $0.49 million for the prior-year period. The increase is attributable to professional fees we accrued during the period.

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

Financing income (expenses), net

Financing income, net was approximately $1 thousand for the three-month period ended September 30, 2023, as compared to financing income of approximately $2 thousand for the prior-year period. The change is immaterial.

Net Loss

Net loss was approximately $2.42 million for the three-month period ended September 30, 2023, as compared to approximately $0.9 million for the prior-year period. The increase in net loss is attributable primarily to the increase in our operating expenses, as described above.

Consolidated Results of Operations for the Nine Months ended September 30, 2023 and 2022

Research and development expenses

Research and development expenses were approximately $2.96 million for the nine-month period ended September 30, 2023, as compared to approximately $1.36 million for the prior-year period. The increase is attributable to the initiation of a project for a second product, the Implantable CGM, beginning in the fourth quarter of 2022. This project required ramp-up expenses to establish a functional chemistry lab with appropriate materials, equipment, and staff. This project also incurred additional professional fees for design, development, and production activities for animal studies we accrued during the period.

Research and development expenses consist primarily of salaries and other personnel-related expenses, materials, animal trials and other expenses. Salaries are higher than the prior-year as the Israeli operation was mostly engineering staff and was winding down in the second and third quarters of 2022; whereas the Company since built a strong US-based leadership team experienced in glucose sensing and diabetes technology. This team was established in 2023. This approach leveraged management of professional service organizations for hands-on engineering development activities, incurring professional service fees. We expect research and development expenses to increase in 2023 and beyond, primarily due to hiring additional personnel and developing and validating our implantable continuous glucose sensor, however, we may adjust or allocate the level of our research and development expenses based on available financial resources.

General and administrative expenses

General and administrative expenses were approximately $1.71 million for the nine-month period ended September 30, 2023, as compared to approximately $1.78 million for the prior-year period. The decrease is attributable to professional fees we accrued during the period.

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

Financing income (expenses), net

Financing income, net was approximately $2 thousand for the nine-month period ended September 30, 2023, as compared to financing expense of approximately $2 thousand for the prior-year period. The change is immaterial.

Net Loss

Net loss was approximately $4.69 million for the nine-month period ended September 30, 2023, as compared to approximately $3.15 million for the prior-year period. The increase in net loss is attributable primarily to the increase in our operating expenses, as described above.

Cash Flows for the Nine Months Ended September 30, 2023 and 2022

Operating Activities

Net cash used in operating activities was approximately $4.14 million and approximately $2.79 million for the nine-month periods ended September 30, 2023 and 2022, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of approximately $4.69 million and approximately $3.19 million, respectively.

Investing Activities

Net cash used in investing activities was $0 thousand and $4 thousand for the nine-month periods ended September 30, 2023 and 2022, respectively. Net cash used in investing activities primarily reflects the purchasing of fixed assets.

Financing Activities

Net cash provided by financing activities was approximately $8.73 million and $0 for the nine-month periods ended September 30, 2023 and 2022, respectively. Net cash provided by financing activities primarily reflects the net proceeds received from public offering, net of offering expenses.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our condensed consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Going Concern Uncertainty

The development of the implantable continuous glucose sensor product is expected to require substantial further expenditures. We remain dependent upon external sources for financing our operations. Since inception, we have incurred substantial accumulated losses and negative operating cash flow and have a significant accumulated deficit. We do not have any committed external source of funds or other support for our development efforts, and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, government funding, strategic alliances, licensing arrangements, and other marketing or distribution arrangements, any of which may include terms that may adversely affect our stockholders’ rights. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, we may have to significantly delay, scale back or discontinue our development or commercialization initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline. However, in April 2023, we completed an underwriting U.S. public offering under which net proceeds of $8.73 million has been raised. As of September 30, 2023, we believe that our cash on hand will provide sufficient working capital to fund its current operations and animal trial program for the development of its Implantable CGM for a period of twelve-months subsequent to the reporting period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023, or the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are ineffective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is not accumulated and communicated to management, including our principal executive and financial officers, in a manner sufficient to allow timely decisions regarding required disclosure, due to the material weaknesses in internal control over financial reporting related to lack of sufficient internal accounting personnel, segregation of duties, and lack of sufficient internal controls (including IT general controls) that encompass the Company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting.

Management has identified corrective actions to remediate such material weaknesses, which includes hiring additional employees and engaging in external financial reporting consultants. Management intends to implement procedures to remediate such material weaknesses during the fiscal year 2024; however, the implementation of these initiatives may not fully address any material weaknesses that we may have in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

You should carefully consider the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report for the fiscal year ended December 31, 2022, which could materially affect our business, financial position, or future results of operations. The risks described in our Annual Report for the fiscal year ended December 31, 2022, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial position, or future results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. The risk factor set forth below supplements and updates the risk factors previously disclosed and should be read together with the risk factors described in our Annual Report for the fiscal year ended December 31, 2022 and with any risk factors we may include in subsequent periodic filings with the SEC.

We may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable product candidates.

Given the current momentum for continuous glucose monitoring (“CGM”) in the diabetes market, we have announced our decision to reset our priorities, improve our commercial outlook and refine our business strategy to focus on our implantable CGM technology. Should our efforts to focus on CGM not be successful, we will need to further evaluate our business strategy and, as a result, our Board of Directors may decide that it is in the best interest of our stockholders to dissolve our Company and liquidate our assets or otherwise modify our strategy in the future. In this regard, we may, from time to time, focus our product development efforts on different product candidates or may delay, suspend or terminate the future development of a product candidate at any time for strategic, business, financial or other reasons. As a result of changes in our strategy, we have and may in the future change or refocus our existing product development, commercialization and manufacturing activities. This could require changes in our facilities and our personnel. Any product development changes that we implement may not be successful. In particular, we may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable product candidates. Our decisions to allocate our research and development, management and financial resources toward particular product candidates may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate product development programs may also prove to be incorrect and could cause us to miss valuable opportunities.

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our Common Stock.

Our common stock is currently listed for trading on The Nasdaq Stock Market LLC. We must satisfy the continued listing requirements of Nasdaq, to maintain the listing of our common stock on The Nasdaq Stock Market LLC.

On May 26, 2023, we received notice from the Staff indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, we were not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). We have 180 days from May 26, 2023, or through November 22, 2023, to regain compliance with the Bid Price Rule.

There can be no assurance that we will be able to regain and sustain compliance with all applicable requirements for continued listing on the Nasdaq Stock Market LLC. In the event that we are unable to regain and sustain compliance with all applicable requirements for continued listing on the Nasdaq, our common stock may be delisted from Nasdaq.

If our common stock were delisted from Nasdaq, trading of our common stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. In addition, delisting would materially and adversely affect our ability to raise capital on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1	Consulting Agreement dated October 11, 2023, by and between GlucoTrack, Inc. and James S. Cardwell (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2023).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2023

GLUCOTRACK, INC.

By:	/s/ James Cardwell
Name:	James Cardwell
Title	Chief Financial Officer
(Principal Financial Officer)

