Form 10-K
period 2023-12-31
GlucoTrack, Inc.
filed 2024-03-28
CIK 1506983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission file number 000-54785

GLUCOTRACK, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0668934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Route 17 North, Suite 800 Rutherford, NJ	07070
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (201) 842-7715

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	GCTK	Nasdaq Capital Market

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

The aggregate market value of the voting stock held by non-affiliates is approximately $5,362,999 based on the closing price of $0.35 per share of the registrant’s common stock, as reported on Nasdaq on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter of 2023.

As of March 28, 2024, 26,756,369 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

GENERAL

Unless the context otherwise requires, the terms “we”, “our”, “ours” “us”, “GlucoTrack” and “Integrity”, refer to A.D. Integrity Applications, Ltd., an Israeli corporation (“Integrity Israel”) and GlucoTrack, Inc., a Delaware corporation.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) includes forward-looking statements. These forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. All statements other than statements of historical fact included in this Report, including statements regarding our future activities, events or developments, including such things as future revenues, product development, clinical trials, regulatory approval, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, projected performance and trends, and other such matters, are forward-looking statements. The words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “plan,” “may,” “will,” “could,” “would,” “should” and other similar words and phrases or the negative of such terms, are intended to identify forward-looking statements. The forward-looking statements made in this Report are based on certain historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. These statements relate only to events as of the date on which the statements are made and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. All of the forward-looking statements made in this Report are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially. Risks and uncertainties, the occurrence of which could adversely affect our business, include the risks identified in this Report under the caption “Risk Factors,” beginning on page 16. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report unless required by law.

PART I

Item 1. Business.

Overview

We are a medical device company focused on the design, development and commercialization of novel technologies for people with diabetes. Our mission is to become a leader in diabetes management by bringing to market innovative and cost-effective technologies that address multiple verticals within the diabetes market.

The Company was founded with a mission to develop GlucoTrack®, a noninvasive glucose monitoring device designed to help people with diabetes and pre-diabetics obtain glucose level readings without the pain, inconvenience, cost and difficulty of conventional (invasive) spot finger stick devices. The first generation GlucoTrack, which successfully received CE Mark approval, obtained glucose measurements via a small sensor clipped onto one’s earlobe. A limited release beta test in Europe and the Middle East demonstrated the need for an updated product with improved accuracy and human factors. As the glucose monitoring landscape rapidly moved away from point-in-time measurement to continuous measurement since then, the Company recently determined that it would focus its efforts on developing its Implantable continuous glucose monitor (“CGM”). As such, we have since withdrawn our CE Mark for GlucoTrack and are no longer pursuing commercialization of this product or development of any further iterations.

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

Our Senior Management team includes; Chief Executive Officer and President, Paul V. Goode PhD, who has a decorated career developing innovative medical technologies, including at DexCom and MiniMed, CFO, James Cardwell, CPA who has over 16 years of experience as a Chief Financial Officer and Chief Operating Officer with a concentration in both SEC financial reporting and tax compliance, James P. Thrower PhD, Vice President of Engineering, a seasoned executive formerly of Sterling Medical Devices, Mindray DS USA and DexCom, Inc. (“DexCom”), Mark Tapsak PhD, Vice President of Sensor Technology, a medical research scientist who brings over 25 years of experience in the diabetes industry, including previous senior roles at DexCom and Medtronic plc (“Medtronic”); and Drinda Benjamin, Vice President of Marketing, an experienced commercial leader with experience at Medtronic and MiniMed, Abbott Diabetes Care, Senseonics and Intuitive Surgical; and Vincent Wong, Vice President of Quality, a proven quality systems leader with extensive high-volume implantable device manufacturing experience from Cirtec Medical Corp. (“Cirtec Medical”) and TOMZ Corporation. Luis J. Malavé, formerly of Insulet Corp, Medtronic and MiniMed is the Chairman of the Company’s Board of Directors (the “Board” or “Board of Directors”). We intend to continue to invest in our talent and to expand and strengthen all areas within the Company.

History

On September 27, 2021, our shelf Registration Statement on Form S-3 (File No. 333-259664) (the “Shelf Registration Statement”) was declared effective by the Securities and Exchange Commission (the “SEC”). The shelf registration statement permits us to register up to $100,000,000 of certain equity and debt securities of the Company via prospectus supplement.

On October 7, 2022, the Company announced that it has acquired certain intellectual property related to a long-term implantable CGM from Paul V. Goode, the Chief Executive Officer and that it intends to develop the technology to address the growing Type 1 and insulin-dependent Type 2 diabetes market.

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

On October 11, 2023, the Company appointed James S Cardwell, 63, as Chief Financial Officer of the Company, effective immediately.

James Cardwell has over 16 years of experience as a Chief Financial Officer and Chief Operating Officer with a concentration in both SEC financial reporting and tax compliance. He also serves as the Chief Operating Officer of the CFO Squad LLC, an accounting firm, since July 2015 providing additional accounting and financial reporting services to the Company. In connection with his role at the CFO Squad LLC, he also served as interim Chief Financial Officer at several entities.

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

On November 13, 2023, the Company announced its decision to shift its strategic focus from non-invasive point-in-time glucose monitoring (“GlucoTrack 2.0”) to CGM technology. This decision was driven by market trends indicating a growing preference for CGM and supported by changes in clinical guidelines recommending CGM over point-in-time monitoring for certain patient populations. This historical shift reflects the Company’s proactive response to evolving industry dynamics, aiming to better align its offerings with the needs of individuals managing diabetes.

On November 24, 2023, we received a letter from the Staff of Nasdaq notifying us that we have been granted an additional 180 calendar days, or until May 20, 2024, to regain compliance with the Bid Price Rule. If at any time during the Extended Compliance Period, the closing bid price of our Common Stock is at least $1.00 per share for a minimum of 10 consecutive business days, the Staff of Nasdaq will provide written confirmation that we have achieved compliance with the Bid Price Rule. If we cannot demonstrate compliance during the Extended Compliance Period, then the Staff of Nasdaq will provide notice that our Common Stock will be subject to delisting. At that time, the Company may appeal the Staff’s determination to a hearings panel. The stock price on March 12, 2024, was $0.31. The Company agreed to do a reverse stock split if the stock does not trade for more than $1.00 for more than 10 consecutive days before May 20, 2024.

On February 13, 2024, the Company entered into an exchange agreement with certain shareholders (the “Holders”), pursuant to which the Company and the Holders agreed to exchange 4,381,953 of common stock purchase warrants owned by the Holders for 3,593,203 shares of the Company’s common stock, par value $0.001 per share.

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

Diabetes is typically classified into two major groups: Type 1 and Type 2. Type 1 diabetes is characterized by the body’s inability to produce insulin, resulting from destruction of the insulin producing cells of the pancreas. Individuals with Type 1 diabetes must rely on frequent insulin injections in order to regulate and maintain blood glucose levels. Type 1 diabetes is frequently diagnosed during childhood or adolescence, although disease onset can occur at any age. Type 2 diabetes, the more common form of diabetes, is a metabolic disorder that is characterized by the body’s inability to either properly utilize insulin or produce enough insulin. Type 2 diabetes is associated with older age, obesity, family history of diabetes, history of gestational diabetes, impaired glucose metabolism, physical inactivity and race or ethnicity. Depending on the severity of Type 2 diabetes, individuals may require diet and nutrition management, exercise, oral medications or insulin injections to regulate blood glucose levels.

According to the Diabetes Atlas (Ninth Edition) published by the International Diabetes Federation in 2021, approximately 537 million adults worldwide, between the ages of 20 and 79, or approximately 10% of the world’s adult population, were estimated to suffer from diabetes in 2021 (not including those persons who suffer from impaired glucose tolerance or gestational diabetes, diabetic conditions first arising during pregnancy). The International Diabetes Federation estimates that this number will grow to approximately 784 million adults worldwide by 2045. The Centers for Disease Control and Prevention in its National Diabetes Statistics Report, 2023 provided crude estimates for 2021 that there are approximately 38 million people with diabetes in the U.S., of which 29.7 million have diagnosed diabetes. Among US adults ages 18 years or older, there were 1.2 million new cases of diabetes diagnosed in 2021.

Glucose Monitoring

Blood glucose levels can be affected by many factors, including the carbohydrate and fat content of meals, exercise, stress, illness or impending illness, hormonal releases, medications, variability in insulin absorption and changes in the effects of insulin in the body. Given the many factors that affect blood glucose levels, maintaining glucose within a normal range can be difficult. People with diabetes generally manage their blood glucose levels by administering insulin or ingesting carbohydrates throughout the day to maintain blood glucose within normal ranges. Normal ranges vary from person to person. In order to maintain blood glucose levels within normal ranges, people with diabetes must first measure their blood glucose levels so that they can make the proper therapeutic adjustments. As adjustments are made, additional blood glucose measurements may be necessary to gauge the individual’s response to the adjustments. More frequent testing of blood glucose levels provides these individuals with information that can be used to better understand and manage their diabetes. Testing of blood glucose levels is usually done before meals, after meals and before going to sleep. People with diabetes who take insulin usually need to test more often than those who do not take insulin.

The Company is developing a CGM that will allow continuous monitoring of glucose level, which the Company believes is a significant improvement in quality compared to spot finger stick devices. Spot finger stick devices have been the most prevalent devices for blood glucose monitoring. These devices require users to insert a strip into a glucose meter, take a blood sample with a finger stick and place a drop of blood on a test strip that yields a single point in time blood glucose measurement. Despite continued developments in the field of blood glucose monitors, the routine measurement of glucose levels remains invasive, painful, inconvenient, difficult and costly. In contrast, CGM systems involve the insertion of sensors into the body to measure glucose levels in the interstitial fluid throughout the day and night, providing real-time data that shows trends in glucose measurements. Several published clinical studies demonstrate that CGMs improve glycemic control in people with type 1 diabetes or people with insulin-requiring type 2 diabetes. As a result, CGM use is rapidly increasing and has become the clinically recommended standard of care for these patients.

Despite the benefits in glycemic control, many people with diabetes still have not adopted CGM. We believe that a significant market opportunity exists for an innovative CGM devices that addresses the remaining barriers to adoption. According to a 2017 Diabetes Care study, these barriers include the hassle of wearing devices all the time, dislike for having diabetes devices on the body, and dislike for how diabetes devices look on the body. Additionally, the study reported that reasons that people discontinued using a CGM included the device being uncomfortable or painful and the belief that the device is not accurate. 4 We believe that improved CGM devices that address these barriers could provide significant benefits to patients, healthcare providers and payors, thereby increasing overall CGM adoption and ongoing satisfaction.

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

4 Tanenbaum ML, Hanes SJ, Miller KM, Naranjo D, Bensen R, Hood KK. Diabetes device use in adults with type 1 diabetes: barriers to uptake and potential intervention targets. Diabetes Care 2017 Feb 1;40(2):181-7.

Our Product

As mentioned in the “History” section above, the Company retired its non-invasive point-in-time glucose monitoring (“GlucoTrack 2.0”) and shifted its focus to CGM technology. As such, we are currently developing a long-term implantable Continuous Blood Glucose Monitor (CBGM) with no requirement for an additional wearable component with maintained calibration status. The CBGM utilizes an intravascular approach, in which the device is implanted subcutaneously and connected to a lead that is placed directly into a blood vessel. This facilitates continuous blood glucose measurements with zero lag time. In comparison, all CGM systems measure glucose in the interstitial fluid, which lags behind blood glucose. The approach is based on design elements, implant techniques, and implant tools commonly used for active implantable devices in the cardiovascular space. As a result, it employs a recognized, established, and widely utilized implant procedure and device form factor.

In the second quarter of 2023, we completed the laboratory-based feasibility study demonstrating that the CBGM sensor is capable of measuring glucose for at least two years post-implant. By the end of 2023 we completed our initial preclinical in vivo animal study. This initial preclinical study produced very strong results, demonstrating at least three months of well-sustained sensor life while also demonstrating that the sensor is safe for animals. The study also indicated the CBGM is capable of a high level of measurement accuracy as compared with conventional CGM technologies on the market.

In the fourth quarter of 2023, we also initiated a human clinical device/system design and development program and expect to begin our first-in-human (“FIH”) study in the first quarter of 2025. This will require a submission to, and eventual approval from, the eventual U.S. Food and Drug Administration (“FDA”). We are targeting up to 30 patients across up to 3 US clinical centers; however, the FDA may limit number of patients and/or clinical centers. Collecting data for sensor characterization and algorithm development, along with implant procedure characterization and refinement, will be the primary goals of the FIH study. These results will drive any necessary refinements to the system. Upon incorporation of any required refinements, we intend to conduct a pilot study of the eventual FDA pivotal trial to prepare for the larger pivotal trial for FDA clearance.

In parallel, we are also currently developing the Glucotrack CBGM a companion mobile application and a cloud-based solution to provide real time, data-driven personalized tools to effectively help a user manage their diabetes and assist healthcare providers with making treatment decisions. In addition to being a critical and effective management tool for the end user, we believe such data may be effectively monetized for use by third parties such as insurers, pharmaceutical companies and advertisers.

We do not have commercial manufacturing facilities and do not intend to build commercial manufacturing facilities of our own in the foreseeable future. Our strategy has been to select leaders in the manufacturing of similar or complementary products. We recently announced a development and manufacturing agreement with Cirtec Medical (Brooklyn Park, MN), one of the leading medical device solutions providers of implantable therapies. We require our critical suppliers and their manufacturing facilities to comply with applicable regulations in the jurisdictions in which our devices are to be marketed (including ISO 13485 in the European Union (“EU”)), current quality system regulations, which include current good manufacturing practices, and to the extent laboratory analysis is involved, current good laboratory practices. There can be no assurance that our manufacturing partners will perform as expected.

Research and Development

We focus significant time and resources on research and development in connection with our efforts to continue to develop our implantable blood continuous glucose monitor, CBGM. 2023 was focused on proving the feasibility of the acquired technology, specifically that the CBGM technology may last at least two (2) years in a human body, could accurately measure during that time, and would be safe to implant and use. This was accomplished via three major studies: in vitro (in liquid solution), in silico (computer modeling and simulation), and in vivo (animal study). These studies required development of laboratory and animal study prototypes necessary for these evaluations, as well as partnering with experts in computational modeling of chemical materials and their interaction with the body. The in vitro and in silico efforts successfully completed by late Q2, both confirming that a two-year implant life was possible. These results triggered development of the animal prototype and initiation of those studies, which were successfully completed in late Q4 demonstrating very good accuracy and safety profile.

In 2023, we began our migration from feasibility to product development. More specifically, we have partnered with an experienced contract manufacturing organization, Cirtec Medical, to manufacture the implantable products for the commercial version of the CBGM system that will be used in forthcoming clinical trials. Cirtec is one of the leading contract manufacturing organizations specializing in implantable medical device production. These efforts have already begun and are expected to provide clinical trial use units in late Q4 of 2024.

In parallel, we are developing a dedicated mobile app and cloud system for collecting and managing CBGM System data. The initial version will be scaled appropriately for a FIH clinical trial. This version will serve as a foundation for the eventual commercial version, incrementally increasing features along with regulatory guidance through clinical trials prior to commercialization.

With respect to clinical trials, we are targeting Q1 2025 for initiation of the FIH trial. This trial is expected to use the commercial version of the implantable system products (device and sensor), along with the scaled mobile app and cloud as described above. Throughout 2024, we will identify potential clinical sites, obtain regulatory approval, and prepare the sites for trial initiation. We will also be working with key physician partners to refine the implant, explant, and replacement procedures and associated tool set.

Likewise, we will continue to increment the implantable sensor design for even better performance. These efforts will focus on techniques that can lead to increased longevity of the implanted sensor, increased accuracy of the sensor, and simpler and safer implant, explant, and replacement tools and procedures. Further to that, we continue to research materials and techniques that can reduce overall system cost.

See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Results of Operation” below for a discussion of the research and development expenses for the fiscal years ended 2023 and 2022.

Regulatory Considerations

Healthcare is heavily regulated by federal, state and local governments in the United States, and by similar authorities in other countries. Any product that we develop must receive all relevant regulatory approvals or clearances, as the case may be, before it may be marketed in a particular country. The laws and regulations affecting healthcare change regularly, thereby increasing the uncertainty and risk associated with any healthcare related venture. The United States government has in the past considered, is currently considering and may in the future consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly and adversely affect reimbursement for healthcare products such as our devices. These policies have included and may in the future include: basing reimbursement policies and rates on clinical outcomes, the comparative effectiveness and costs of different treatment technologies and modalities; imposing price controls and taxes on medical device providers; and other measures. Future significant changes in the healthcare systems in any jurisdiction in which our devices, may be cleared for sale could also have a negative impact on the demand for our devices. These include changes that may reduce reimbursement or payment rates for such products.

In the United States, the federal government regulates healthcare through various agencies, including but not limited to the following: (i) the FDA, which administers the Food, Drug, and Cosmetic Act (the “FDCA”) as well as other relevant laws; (ii) the Centers for Medicare & Medicaid Services (“CMS”), which administers the Medicare and Medicaid programs; (iii) the Office of Inspector General, which enforces various laws aimed at curtailing fraudulent or abusive practices including, by way of example, the Anti-Kickback Law, the Anti-Physician Referral Law, commonly referred to as the Stark Law, the Anti-Inducement Law, the Civil Money Penalty Law, and the laws that authorize the Office of Inspector General to exclude health care providers and others from participating in federal healthcare programs; and (iv) the Office of Civil Rights which administers the privacy and security aspects of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). All of the aforementioned are agencies within the Department of Health and Human Services. Healthcare is also provided or regulated, as the case may be, by the Department of Defense through its TriCare program, the Department of Veterans Affairs under, among other laws, the Veterans Health Care Act of 1992, the Public Health Service within the Department of Health and Human Services under the Public Health Service Act, the Department of Justice through the federal False Claims Act (the “FCA”) and various criminal statutes, and state governments under the Medicaid program and their internal laws regulating all healthcare activities. If and when we receive FDA approval to market our devices in the United States, we will be subject to regulation by some or all of the foregoing agencies.

The applicable regulatory schemes in the EU are significantly more diverse than those in the United States and do not lend themselves to similar summary. Although the CE Mark system and the Medical Device Regulation (“MDR”) require a minimum level of harmonization in the EU, each EU member country may impose additional regulatory requirements. Because there are numerous EU member countries with distinct legal systems, the scope of potential regulatory requirements in each of the EU countries (additional to the harmonized EU requirements) is difficult to summarize or predict.

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

In the United States, under Section 201(h) of the FDCA, a medical device is an article which, among other things, is intended for use in the diagnosis of disease or other conditions or in the cure, mitigation, treatment or prevention of disease in man or other animals. We believe that our devices will be classified as medical devices and subject to regulation by numerous agencies and legislative bodies, including the FDA and its foreign counterparts. Devices are subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation be conducted before a device receives approval for commercial distribution. The FDA classifies medical devices into one of three classes. Class I devices are relatively simple and can be manufactured and distributed with general controls. Class II devices are somewhat more complex and require greater scrutiny. Class III devices are new and frequently help sustain life.

In the United States, a company generally can obtain permission to distribute a new device in two ways – through a so-called “510(k)” premarket notification application or through a Section 515 premarket approval (“PMA”) application. The 510(k) submission applies to any device that is substantially equivalent to a device first marketed prior to May 28, 1976 or to another device marketed after that date, but which was substantially equivalent to a pre-May 28, 1976 device. These devices are either Class I or Class II devices. Under the 510(k) submission process, the FDA will issue an order finding substantial equivalence to a predicate device (pre-May 28, 1976 or post-May 28, 1976 device that was substantially equivalent to a pre- May 28, 1976 device) and permitting commercial distribution of that device for its intended use. A 510(k) submission must provide information supporting its claim of substantial equivalence to the predicate device. The FDA permits certain low risk medical devices to be marketed without requiring the manufacturer to submit a premarket notification. In other instances, the FDA may require that a premarket notification not only be submitted, but also be accompanied by clinical data. If clinical data from human experiments are required to support the 510(k) submissions, these data must be gathered in compliance with investigational device exemption regulations for investigations performed in the United States. The FDA review process for premarket notifications submitted pursuant to section 510(k) should take about 90 days, but it can take substantially longer if the FDA has concerns, and there is no guarantee that the FDA will clear the device for marketing, in which case the device cannot be lawfully distributed in the United States. If the FDA finds that the device subject to the premarket notification is substantially equivalent to a proper predicate device, then the FDA may “clear” that device for marketing. These devices are not “approved” by the FDA. It is very unlikely, however, that the FDA will deem our CBGM subject to the 510(k) process, as opposed to the more time-consuming, resource intensive and problematic PMA application process described below.

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

The Glucotrack CBGM is still under development and has not yet been approved for commercial sale in or outside the United States. Given the implantable nature of the Glucotrack CBGM, it is most likely that the device will be assigned a Class III designation and need to follow the PMA process for regulatory approval. The Company is preparing for this approach.

Even when a clinical study has been approved or cleared by the FDA or a notified body or deemed approved, the study is subject to factors beyond a manufacturer’s control, including, but not limited to the fact that the IRB at a given clinical site might not approve the study, might decline to renew approval which is required annually, or might suspend or terminate the study before the study has been completed. Also, the interim results of a study may not be satisfactory, in which case the sponsor may terminate or suspend the study on its own initiative or the FDA or a notified body may terminate or suspend the study. There is no assurance that a clinical study at any given site will progress as anticipated; there may be an insufficient number of patients who qualify for the study or who agree to participate in the study, or the investigator at the site may have priorities other than the study. Also, there can be no assurance that the clinical study will provide sufficient evidence to assure the FDA or a notified body that the product is safe and effective, a prerequisite for FDA approval of a PMA. Even if the FDA or a notified body approves or clears a device, it may limit its intended uses in such a way that manufacturing and distributing the device may not be commercially feasible.

After approval to market is given, the FDA and foreign regulatory agencies, upon the occurrence of certain events, are authorized under various circumstances to withdraw the clearance or approval or require changes to a device, its manufacturing process or its labeling or additional proof that regulatory requirements have been met.

A manufacturer of a device approved through the PMA process is not permitted to make changes to the device which affects its safety or effectiveness without first submitting a supplement application to its PMA and obtaining FDA approval for that supplement. In some instances, the FDA may require clinical trials to support a supplement application. Any change in the intended uses of a PMA device or a 510(k) device requires an approval supplement. Exported devices are subject to the regulatory requirements of each country to which the device is exported, as well as certain FDA export requirements.

The Company plans to leverage the FDA approval for immediate ability to sell product in Switzerland (as well as the US). The Swiss competent authority, SwissMedic, allows entry into the Swiss market with FDA approval. This will be an initial entry to the central European market until CE Mark can be obtained. Geographical proximities enable servicing self-paying customers from nearby countries such as Germany, France, Austria, and Italy.

The Company plans to leverage the PMA clinical trial data, if successful, along with the associated development and manufacturing information, for CE Mark certification. The company will choose a notified body and submit via the MDR regulations to obtain this necessary clearance for marketing in EU member states. Upon approval, if granted, the Company may consider alternative markets that can leverage both the FDA and CE Mark approvals.

Reimbursement Considerations

In the U.S. market, coverage and reimbursement from Medicare, Medicaid or other governmental healthcare programs or systems, and private third-party healthcare payors is critical to the success of a medical device company. CGM systems have been broadly accepted by Medicare and commercial third-party payors. Currently, Medicare covers CGM systems, which includes supplies necessary for the use of the device under the Durable Medical Equipment, or DME, benefit category. Previously, Medicare coverage for CGM was only available to Medicare patients who take at least three doses of insulin a day. The Local Coverage Determination, or LCD, that the Medicare Administrative Contractors (MACs) released in April 2023 extends Medicare CGM coverage to all patients using insulin. The LCD also allows coverage for patients not taking insulin if the patient has a history of problematic hypoglycemia.

There is currently one commercially available implantable CGM product and the current reimbursement landscape includes coverage for the product itself, coverage for the implantation process and coverage for the removal and reinsertion process. Additionally, an LCD was recently released (NGS ICGM LCD - Effective 4/1/2024) allowing for expanded access of this product to include all people with diabetes using insulin, removing the previous requirement for at least three doses of insulin a day. Like non-implantable CGM, the LCD also allows coverage for patients not taking insulin if the patient has a history of problematic hypoglycemia.

Even though CGM coverage is broad, we anticipate that sales volumes and prices of our implantable Continuous Blood Glucose Monitor (CBGM) product will depend in large part on the availability of adequate reimbursement from Medicare and third-party payors. Medicare reimburses medical devices in a variety of ways depending on where and how the device is used. However, Medicare only provides reimbursement if CMS determines that the device should be covered and that the use of the device is consistent with the coverage criteria. A coverage determination can be made at the national level by CMS or at the local level by the Medicare administrative contractor (formerly called carriers and fiscal intermediaries) or a private contractor that processes and pays claims on behalf of CMS for the geographic area where the services were rendered. Obtaining a coverage determination, whether local or national, is a time-consuming, expensive and highly uncertain proposition, especially for a new technology, and inconsistent local determinations are possible. Our inability to obtain a favorable coverage determination for our CBGM product may adversely affect our ability to market the product and thus, the commercial viability of the product.

Additionally, we believe that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the healthcare industry to reduce the costs of products and services. There can be no assurance that third-party reimbursement and coverage will be available or adequate, or that future legislation, regulation, or reimbursement policies of third-party payors will not adversely affect the demand for our products or our ability to sell these products on a profitable basis. The unavailability or inadequacy of third-party payor coverage or reimbursement could have a material adverse effect on our business, operating results, and financial condition. Until adequate reimbursement or insurance coverage is established, patients may have to bear the financial cost of our products.

To mitigate these risks, we are starting our reimbursement planning process early, well in advance of obtaining regulatory approval. We have engaged a leading reimbursement consultancy to complete an analysis of the current landscape for CGM technologies. Additionally, since our product is an implantable device and very similar in form factor and procedure to commercially available cardiovascular devices, we are also assessing the current reimbursement landscape for those technologies. This will enable us to craft a reimbursement strategy that is best suited to our CBGM product and reflects the different healthcare providers that may be involved in utilizing the product.

Our reimbursement strategy also incorporates coverage for the product , the implantation procedure, and the removal and reinsertion procedures. While we can proactively prepare our reimbursement strategy, some activities such as coding applications, if needed, are not able to be executed until FDA approval is obtained.

Outside the United States, availability of reimbursement from third parties varies widely from country to country. Within the EU member countries, healthcare reimbursement, coverage regulations, and systems differ significantly. An EU reimbursement analysis and strategy may begin if and when we decide to enter the EU market.

Anti-Fraud and Abuse Rule

There are extensive United States federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry that can result in significant criminal and civil penalties that can materially affect us, if and when we receive FDA approval to market our products in the United States. These federal laws include, by way of example, the following:

●	The anti-kickback statute (Section 1128B(b) of the Social Security Act), which prohibits certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare, Medicaid and other federal healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs;

●	The physician self-referral prohibition (Ethics in Patient Referral Act of 1989, as amended, commonly referred to as the Stark Law, Section 1877 of the Social Security Act), which prohibits referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services in which the physicians (or their immediate family members) have ownership interests or with which they have certain other financial arrangements;

●	The anti-inducement provisions of the Civil Monetary Penalties Law (Section 1128A(a)(5) of the Social Security Act), which prohibit providers from offering anything to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program;

●	The FCA (31 U.S.C. § 3729 et seq.), which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment to the federal government (including the Medicare and Medicaid programs); and

●	The Civil Monetary Penalties Law (Section 1128A of the Social Security Act), which authorizes the United States Department of Health and Human Services to impose civil penalties administratively for fraudulent or abusive acts.

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

In the ordinary course of their business, medical device manufacturers and suppliers have been and are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. Recent federal and state legislation has greatly increased funding for investigations and enforcement actions, which have increased dramatically over the past several years. This trend is expected to continue. Private enforcement of healthcare fraud also has increased due in large part to amendments to the civil FCA that were designed to encourage private persons to sue on behalf of the government. These whistleblower suits by private persons, known as qui tam relators, may be filed by almost anyone, including present and former patients or nurses and other employees, as well as competitors. HIPAA, in addition to its privacy provisions, created a series of new healthcare-related crimes.

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

The Privacy Provisions of HIPAA

In the United States, HIPAA, among other things, protects the privacy and security of individually identifiable health information by limiting its use and disclosure. HIPAA directly regulates “covered entities,” such as healthcare providers, insurers and clearinghouses, and regulates “business associates,” with respect to the privacy of patients’ medical information. All entities that receive and process protected health information are required to adopt certain procedures to safeguard the security of that information. It is uncertain whether we would be deemed to be a covered entity under HIPAA and, owing to changes in the law, it is uncertain, based on our current business model, whether we would be a business associate. Nevertheless, we will likely be contractually required to physically safeguard the integrity and security of any patient information that we receive, store, create or transmit in the United States. If we fail to adhere to our contractual commitments, then our physician, hospital or insurance customers may be subject to civil monetary penalties, which could adversely affect our ability to market our devices. Changes in the law wrought by the provisions of Health Information Technology for Economic and Clinical Health (“HITECH”) Act, enacted as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”), increase the duties of business associates and covered entities with respect to protected health information that thereby subject them to direct government regulation, increasing its compliance costs and exposure to civil monetary penalties and other government sanctions. While HITECH does not alter the definition of a business associate, it makes it more likely that covered entities with whom we are likely to do business in the United States, if and when we receive FDA approval to market GlucoTrack in the United States, will require us to enter into business associate agreements.

Intellectual Property

We are pursuing a proactive intellectual property strategy, which includes patent filings in multiple jurisdictions, including the United States and other commercially significant markets. We understand the importance of obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend in large part on our ability to file for and obtain patent protection of our principal products and procedures, to defend existing or future patents, to maintain trade secrets and to operate without infringing upon the proprietary rights of others.

We currently have a published U.S. patent application number 17/932,238 Methods and Systems for Continuously Monitoring the Glucose Level of a Patient, awaiting review as well as its associated international application PCT/US22/76435. Multiple new filings are planned for 2024 that will broaden the intellectual property protection for our core product, the Glucotrack CBGM. We have also obtained trademark registrations for Glucotrack® in the U.S. and Europe. and various other jurisdictions.

We believe that our intellectual property and products do not and will not infringe patents or violate proprietary rights of others, although it is possible that our existing patent rights may not be valid or that infringement of existing or future patents or proprietary rights may occur. Litigation may be necessary to defend or enforce our patent rights or to determine the scope and validity of the proprietary rights of others. Defense and enforcement of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable and could result in the diversion of substantial resources and management time and attention from our other activities. An adverse outcome could subject us to significant liability to third parties, require us to obtain licenses from third parties, require us to alter our products or processes, or require that we cease altogether any related research and development activities or product sales.

Patent protection is highly uncertain and involves complex legal and factual questions and issues. The patent application and issuance process can be expected to take several years and entails considerable expense. There can be no assurance that patents will be issued as a result of any applications or that any patents resulting from such applications, or our existing patents will be sufficiently broad to afford protection against competitors with similar or competing technology. Patents that we obtain may be challenged, invalidated or circumvented, or the rights granted under such patents may not provide us with any competitive advantages.

Competition

The market for CGM devices is intensely competitive, subject to rapid change and significantly affected by new product introductions. Three companies, Abbott Laboratories (“Abbott”), DexCom and Medtronic currently account for substantially all of the worldwide sales of CGM systems. These products are all transcutaneous systems with sensor longevities of 7-15 days. These systems have a sensor that is worn on the back of the upper arm or the abdomen, depending on the system. The sensor measures glucose in the interstitial fluid, which lags glucose in the blood, so the CGM readings may lag about 15-20 minutes behind blood glucose readings. Depending on the system, the sensor provides glucose readings every one to five minutes and streams directly to the users’ compatible smartphone. Following the insertion of a new Abbott FreeStyle Libre 3 or DexCom G7 sensor, there is a warm-up period of 30-60 minutes, depending on the system, during which time no readings are available. After that period, both systems are factory-calibrated, which means that no fingersticks (blood glucose measurements using a glucometer) are required for calibration. For the Medtronic Guardian 4 system, there is a 2-hour warm-up period; after that period, no fingersticks are required for calibration when using as a part of the MiniMed 780G insulin pump system.

There is currently one implantable CGM that is commercially available in the US and Europe: Senseonics Holdings, Inc. The sensor is inserted by a doctor under the skin of the upper arm and lasts up to 180 days. The wearable smart transmitter provides on-body vibe alerts and is worn over the sensor using a daily adhesive. There is a 24-hour warm up period with this system and, after that period, fingersticks are required for calibration twice a day for the 1st 21 days and then once daily. Similar to the transcutaneous systems, this system also measures glucose in the interstitial fluid.All four competitors are either publicly traded or are divisions of publicly traded companies, and they enjoy several competitive advantages, including:

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

As a result, we cannot ensure that we will be able to compete effectively against these companies or their products.

There are several new and smaller players that have obtained clearance to market in EU or Asia. Their systems are transcutaneous systems with similar form factors and longevity as the Abbott, DexCom and Medtronic systems. None of these companies has yet achieved a significant user base.

Additionally, Medtronic and other companies have developed or are developing, insulin pumps integrated with CGM systems that provide, among other things, the ability to suspend insulin administration while the user’s glucose levels are low and to automate basal or bolus insulin dosing. Both Abbott and DexCom have received FDA clearance to integrate certain versions of their sensors into automated insulin delivery systems.

Although we face potential competition from many different sources, we believe that our technology, experience and scientific knowledge provide us with competitive advantages of accuracy, longevity, discretion and usability, though our technology is not in any way integrated with an automatic insulin delivery system.

Corporate Information

Our principal offices are located at 301 17 North, Suite 800, Rutherford NJ 07070, and our telephone number is 201-842-7715. Our website address is http://www.glucotrack.com; the reference to such website address does not constitute incorporation by reference of the information contained on the website and such information should not be considered part of this report.

Board and Committees

We have six members on our Board, five of whom are independent. The Board has an Audit Committee and a Compensation Committee and Nominating and Corporate Governance Committee, the Audit consisting solely of independent directors. We are continuing to consider expansion of the Board and the establishment of additional appropriate Board committees to support the Company.

Employees

As of December 31, 2023, we had six full-time employees. None of our employees are represented by a collective bargaining agreement. In addition, as of December 31, 2023, we had five significant consultants.

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

We are a medical device company with a limited operating history. We are not profitable and have incurred losses since our inception. To date we have not generated material revenue from the sale of products, and we do not anticipate that we will report operating income in the foreseeable future. Our initial product, Glucotrack CBGM, has not been approved for marketing in the United States and is currently under preclinical development. We continue to incur research and development and selling, marketing and general and administrative expenses related to our operations, development and commercialization of our first product. Our operating losses for the years ended December 31, 2023 and 2022 were approximately $7.1 million and $4.4 million, respectively, and we had an accumulated deficit of approximately $109.8 million as of December 31, 2023. We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we develop and prepare to commercialize Glucotrack CBGM. If we are not successful in developing, manufacturing and distributing Glucotrack CBGM, or if Glucotrack CBGM does not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

As we continue to evolve from a company primarily involved in development to a company also involved in commercialization, we may encounter difficulties in managing our growth and expanding our operations successfully.

We anticipate that, as our operations expand and, assuming that our development, testing, studies and trials are successful, we will need to expand our manufacturing, marketing and sales capabilities by contracting with third parties. Maintaining these relationships and managing our future growth will impose significant added responsibilities on members of our management. We must be able to manage our development efforts effectively; manage our clinical trials effectively; hire, train and integrate additional management, development, administrative and sales and marketing personnel; improve managerial, development, operational and finance systems; and expand our facilities, all of which may impose a strain on our administrative and operational infrastructure.

We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

Economic and credit market conditions, the performance of our industry and our financial performance, as well as other factors, may constrain our financing abilities. Our ability to secure additional financing, if available, and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, the availability of credit, economic conditions and financial, business and other factors, many of which are beyond our control.

We may require additional financing to fund our operations and growth. The failure to secure additional financing could have an adverse effect on our continued development or growth. None of our officers, directors or stockholders is required to provide any financing to us.

Raising additional capital may cause dilution to our existing stockholders and investors, restrict our operations, or require us to relinquish rights to our products and/or product candidates on unfavorable terms to us.

We will seek additional capital through a variety of means, including through private and public equity offerings and debt financings, collaborations, strategic alliances and marketing, distribution, or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, or through the issuance of shares under other types of contracts, or upon the exercise or conversion of outstanding options, warrants, convertible debt or other similar securities, the ownership interests of our stockholders will be diluted, and the terms of such financings may include liquidation or other preferences, anti-dilution rights, conversion and exercise price adjustments and other provisions that adversely affect the rights of our stockholders, including rights, preferences and privileges that are senior to those of our holders of common stock in terms of the payment of dividends or in the event of a liquidation. In addition, debt financing, if available, could include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures, entering into licensing arrangements, or declaring dividends and may require us to grant security interests in our assets. If we raise additional funds through collaborations, strategic alliances, or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, product or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may need to curtail or cease our operations.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We may not have sufficient liquidity to meet our anticipated obligations over the next year from the issuance of the financial statements contained in this Report. We have incurred net losses and negative cash flows from our operations and comprehensive loss since our inception and as of December 31, 2023, there is an accumulated deficit of $109,853. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Risks Related to Owning our Common Stock

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

Our Common Stock may be delisted from Nasdaq if we fail to comply with continued listing standards.

Our Common Stock is currently traded on Nasdaq under the symbol “GCTK.” If we fail to meet any of the continued listing standards of Nasdaq, for which we have one or more deficiencies, our Common Stock could be delisted from Nasdaq. The continued listing standards include specifically enumerated criteria, such as:

●	A $1.00 minimum closing bid price;

●	Stockholders’ equity of $2,500;

●	500,000 shares of publicly held Common Stock with a market value of at least $1,000;

●	300 round-lot stockholders; and

●	Compliance with Nasdaq’s corporate governance requirements, as well as additional or more stringent criteria that may be applied in the exercise of Nasdaq’s discretionary authority.

On May 26, 2023, we received a notice from the Staff of Nasdaq that we no longer complied with Nasdaq Listing Rule 5550(a)(2), which requires listed securities to maintain a minimum bid price of $1.00 per share. The Nasdaq letter stated that we had 180 days, or until November 22, 2023, to regain compliance with the Bid Price Rule. On November 24, 2023, we received a letter from the Staff of Nasdaq notifying us that we have been granted an additional 180 calendar days, or until May 20, 2024, to regain compliance with the Bid Price Rule. If at any time during the Extended Compliance Period, the closing bid price of our Common Stock is at least $1.00 per share for a minimum of 10 consecutive business days, the Staff of Nasdaq will provide written confirmation that we have achieved compliance with the Bid Price Rule. If we cannot demonstrate compliance during the Extended Compliance Period, then the Staff of Nasdaq will provide notice that our Common Stock will be subject to delisting. At that time, we may appeal the Staff’s determination to a hearings panel. The stock price on March 19, 2024 was $0.32, and, as such, we are not currently in compliance with the Bid Price Rule.

If Nasdaq delists our Common Stock from trading on its exchange for failure to meet the Bid Price Rule or any other listing standards, we and our stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;

●	a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

●	a limited amount of analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

We had identified a material weakness in our internal control over financial reporting, and we may not be able to successfully implement remedial measures.

We identified material weaknesses related to our internal control over financial reporting as of December 31, 2023 and concluded that internal control over financial reporting as at December 31, 2023 were not effective. The ineffectiveness of the Company’s internal control over financial reporting was due to identification of material weaknesses related to lack of sufficient internal accounting personnel, segregation of duties, and lack of sufficient internal controls (including IT general controls) that encompass the Company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting.

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

The market price of our Common Stock may fluctuate significantly.

The market price of the Common Stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

●	Results of trials or studies;

●	the announcement of new products or product enhancements by us or our competitors;

●	developments concerning intellectual property rights and regulatory approvals;

●	variations in our and our competitors’ results of operations;

●	changes in earnings estimates or recommendations by securities analysts, if the Common Stock is covered by analysts;

●	developments in the medical device industry;

●	the results of product liability or intellectual property lawsuits;

●	future issuances of Common Stock or other securities;

●	the addition or departure of key personnel;

●	announcements by us or our competitors of acquisitions, investments or strategic alliances; and

●	general market conditions and other factors, including factors unrelated to our operating performance.

Further, in recent years, the stock market in general, and the market for medical device companies in particular, have experienced extreme price and volume fluctuations. Continued or renewed market fluctuations could result in extreme volatility in the price of our Common Stock, which could cause a decline in the value of the Common Stock.

Risks Related to our Business and Industry

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

Glucotrack CBGM is not approved for sale in the United States or other jurisdictions.

We will likely be required to undertake significant clinical trials to demonstrate to the FDA that Glucotrack CBGM is safe and effective for its intended use (refer to “Management Discussion and Analysis - Government Regulatory”). We may also be required to undertake similar clinical trials by non-U.S. regulatory agencies, particularly for the European Union (CE Mark). Clinical trials for implantable medical devices are expensive and uncertain processes that take years to complete. Failure can occur at any point in the process and early positive results do not ensure that the entire clinical trial will be successful. Product candidates in clinical trials may fail to show desired efficacy and safety traits despite early promising results. A number of companies in the medical device industry have suffered significant setbacks in advanced clinical trials, even after their product candidates demonstrated promising results at earlier points.

Positive results from the limited safety and performance pre-clinical trials that we have conducted should not be relied upon as evidence that early-stage or large-scale clinical trials will succeed. Despite efforts to choose the proper animal model reflecting our intended use, our pre-clinical animal trials cannot be a guarantee of clinical trial success because human physiology and anatomy are different. Because of the sample size, possible variation in methodology, or differences in physiology, the results of these pre-clinical trials may not be indicative of future results. We will be required to demonstrate through well-controlled clinical trials that Glucotrack CBGM or future product candidates, if any, are safe and effective for their intended uses.

Further, the Glucotrack CBGM or our future product candidates, if any, may not be cleared or approved, as the case may be, even if the clinical data are satisfactory and support, in our view, it’s or their clearance or approval. The FDA or other non-U.S. regulatory authorities may disagree with our trial design or interpretation of the clinical data. In addition, any of these regulatory authorities may change requirements for the clearance or approval of a product candidate even after reviewing and providing comment on a protocol for a pivotal clinical trial that has the potential to result in FDA approval. In addition, any of these regulatory authorities may also clear or approve a product candidate for fewer or more limited uses than we request or may grant clearance or approval contingent on the performance of costly post-marketing clinical trials. In addition, the FDA or other non-regulatory authorities may not approve the labeling claims necessary or desirable for the successful commercialization of Glucotrack CBGM or our future product candidates, if any.

We are highly dependent on the success of our product candidate, Glucotrack CBGM, and cannot give any assurance that it will receive regulatory approval or clearance or be successfully commercialized.

We are highly dependent on the success of our product candidate, Glucotrack CBGM. We cannot give any assurance that the FDA will permit us to clinically test the device, nor can we give any assurance that the clinical trials will be successful or that GluctTrack CBGM will receive regulatory clearance or approval or be successfully commercialized, for a number of reasons, including, without limitation, the potential introduction by our competitors of more clinically-effective or cost-effective alternatives, failure in our sales and marketing efforts, or the failure to obtain positive coverage determinations or reimbursement. Any failure to obtain approval to conduct clinical trials, favorable clinical data, clearance or approval of or to successfully commercialize Glucotrack CBGM would have a material adverse effect on our business.

If our competitors develop and market products that are more effective, safer or less expensive than Glucotrack CBGM or our future product candidates, if any, our commercial opportunities will be adversely affected.

The life sciences industry is highly competitive; and we face significant competition from many medical device companies that are researching and marketing products designed to address the needs of people suffering from diabetes. We are currently developing medical devices that will compete with other medical devices that currently exist or are being developed. Some of our competitors have significantly greater financial, manufacturing, marketing and product development resources than we do. Large medical device companies, in particular, have extensive experience in clinical testing and in obtaining regulatory clearances or approvals for medical devices. These companies also have significantly greater research and marketing capabilities than us. Some of the medical device companies that we expect to compete with include Abbott Laboratories, DexCom, Medtronic, and Senseonics. In addition, many universities and private and public research institutions are or may become active in research involving blood glucose measurement devices.

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

If our competitors market products that are more effective, safer, easier to use or less expensive than Glucotrack CBGM or our future product candidates, if any, or that reach the market sooner than Glucotrack CBGM or our future product candidates, if any, we may not achieve commercial success. In addition, the medical device industry is characterized by rapid technological change. It may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete or less competitive.

A number of medical device companies, medical researchers and pharmaceutical companies are also pursuing new delivery technologies, procedures, drugs and other therapies for the monitoring, treatment and prevention of diabetes. If successful, these technologies could render glucose monitoring devices, like the Glucotrack CBGM, obsolete. Technological breakthroughs in diabetes treatment or prevention could reduce the potential market for Glucotrack CBGM, making it less competitive or obsolete altogether.

The diabetes market is currently seeing increasing use of GLP-1 drugs for the treatment of obesity and type 2 diabetes. While we believe that GLP-1s are a companion product and can be used in conjunction with CGM systems, such drugs could potentially compete with the Glucotrack CBGM and impact successful commercialization.

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

The regulatory approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of Glucotrack CBGM or our future product candidates, if any.

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of medical devices are subject to extensive regulation by the FDA and other non-U.S. regulatory authorities, which regulations differ from country to country. We are not permitted to market our product candidates in the United States until we receive a clearance letter under Section 515 premarket approval, from the FDA. We have not submitted an application or premarket notification for or received marketing clearance or approval for any of our product candidates. Obtaining approval of any premarket approval can be a lengthy, expensive and uncertain process, particularly those for Class III devices under which our product falls. In lieu of acting on a premarket notification, the FDA may seek additional information or additional data which would further delay our ability to market the product. In addition, failure to comply with FDA, non-U.S. regulatory authorities or other applicable U.S. and non-U.S. regulatory requirements may, either before or after product clearance or approval, if any, subject us to administrative or judicially imposed sanctions, including:

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

Regulatory approval of a PMA or PMA supplement is not guaranteed, and the approval will take several years when factoring in clinical trial timelines. The FDA also has substantial discretion in the medical device clearance or approval processes. Despite the time and expense exerted, failure can occur at any stage and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional pre-clinical studies and clinical trials. The number of pre-clinical studies and clinical trials that will be required for FDA clearance or approval varies depending on the medical device candidate, the disease or condition that the medical device candidate is designed to address, and the regulations applicable to any particular medical device candidate. The FDA can delay, limit or deny clearance or approval of a medical device candidate for many reasons, including:

●	a medical device candidate may not be deemed safe or effective;

●	FDA officials may not find the data from the clinical trials sufficient;

●	the FDA might not approve our third-party manufacturer’s processes or facilities; or

●	the FDA may change its clearance or approval policies or adopt new regulations.

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

Once regulatory clearance or approval has been granted, the cleared or approved product and its manufacturer are subject to continual review. Any cleared or approved product may only be promoted for its indicated uses. In addition, if the FDA or other non-U.S. regulatory authorities clear or approve Glucotrack CBGM or our future product candidates, if any, the labeling, packaging, adverse event reporting, storage, advertising and promotion for the product will be subject to extensive regulatory requirements. We, and the manufacturers of our products, if other than us, also will be required to comply with the FDA’s Quality System Regulation, which includes requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Moreover, device manufacturers are required to report adverse events by filing Medical Device Reports with the FDA, which are publicly available. Further, regulatory agencies must approve our manufacturing facilities before they can be used to manufacture products, and these facilities are subject to ongoing regulatory inspection. If we fail to comply with the regulatory requirements of the FDA and other non-U.S. regulatory authorities, or if previously unknown problems with our products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:

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

Even if we receive regulatory clearance or approval to market Glucotrack CBGM or our future product candidates, if any, the market may not be receptive to our products.

Even if Glucotrack CBGM or our future product candidates, if any, obtain regulatory clearance or approval, resulting products may not gain market acceptance among physicians, patients, health care payors or the medical community. We believe that the degree of market acceptance will depend on a number of factors, including:

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

If the Glucotrack CBGM or our future product candidates, if any, fail to achieve market acceptance, we may not be able to generate significant revenue or achieve or sustain profitability.

The coverage and reimbursement status of newly cleared or approved medical devices is uncertain, and failure to obtain adequate coverage and adequate reimbursement could limit our ability to market Glucotrack CBGM or future product candidates, if any, and may inhibit our ability to generate revenue from Glucotrack CBGM or our future product candidates, if any, that may be cleared or approved.

There is significant uncertainty related to the third-party coverage and reimbursement of newly cleared or approved medical devices. The commercial success of Glucotrack CBGM or our future product candidates, if any, in both domestic and international markets will depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, managed care organizations and other third-party payors. Government and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for Glucotrack CBGM or our future product candidates, if any. These payors may conclude that our products are not as safe or effective as existing devices or that the overall cost of using one of our devices exceeds the overall cost of the competing device, and third-party payors may not approve Glucotrack CBGM or our future product candidates, if any, for coverage and adequate reimbursement. Furthermore, deficit reduction and austerity measures in the United States and abroad may put further pressure on governments to limit coverage of, and reimbursement for, our products. The failure to obtain coverage and adequate reimbursement for Glucotrack CBGM or our future product candidates, if any, or health care cost containment initiatives that limit or restrict reimbursement for such products may reduce any future product revenue.

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

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently maintain product liability insurance up to $5,000 per claim and in the aggregate. Although we have product liability coverage, we may have to pay amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

If we fail to attract and retain key management and scientific personnel, we may be unable to successfully develop or commercialize Glucotrack CBGM or our future product candidates, if any.

We will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our research, development and commercialization efforts for Glucotrack CBGM or our future product candidates, if any. Our success depends on our continued ability to attract, retain and motivate highly qualified management and pre-clinical and clinical personnel. The loss of the services of any of our senior management could delay or prevent the development or commercialization of Glucotrack CBGM or our future product candidates, if any. At present, we do not have key man insurance policies with respect to any of our employees. We will need to hire additional personnel as we continue to expand our research and development activities and build a sales and marketing function.

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

We do not own or operate manufacturing facilities for clinical or commercial production of Glucotrack CBGM, other than a prototype lab. We have no experience in medical device manufacturing and lack the resources and the capability to manufacture the Glucotrack CBGM on a commercial scale. To date we have manufactured Glucotrack CBGM with a third-party manufacturer in Israel.

If our manufacturing partners are unable to produce our products in the amounts, timing or pricing that we require, we may not be able to establish a contract and obtain a sufficient alternative supply from another supplier on a timely basis and in the quantities or pricing we require. We expect to depend on third-party contract manufacturers for the foreseeable future.

Glucotrack CBGM does, and our future product candidates, if any, likely will require precise, high quality manufacturing. Any of our contract manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and other non-U.S. regulatory authorities to ensure strict compliance with quality system regulations, including current good manufacturing practices and other applicable government regulations and corresponding standards. If our contract manufacturers fail to achieve and maintain high manufacturing standards in compliance with quality system regulations, we may experience manufacturing errors resulting in patient injury or death, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, delay or prevention of filing or approval of marketing applications for our products, cost overruns or other problems that could seriously harm our business.

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

The funding that we received through the Israeli Innovation Authority (“IIA”) for research and development activities restricts our ability to manufacture products or to transfer technology outside of Israel.

On March 4, 2004, the IIA agreed to provide us with a grant of 420 New Israeli Shekels (“NIS”), or approximately $93 at an exchange rate of 4.502 NIS/dollar (the exchange rate in effect on such date), for our plan to develop a non-invasive blood glucose monitor (the “development plan”). This grant constituted 60% of our research and development budget for the development plan at that time. Due to our acceptance of this grant, we are subject to the provisions of the Israeli Law for the Encouragement of Industrial Research and Development, 1984 (the “R&D Law”). Among other things, the R&D Law restricts our ability to sell or transfer rights in technology or know-how developed with IIA funding or transfer any Means of Control (as defined in the R&D Law) of us to non-Israeli entities. The Industrial Research and Development Committee at the IIA (the “research committee”) may, under special circumstances, approve the transfer outside of Israel of rights in technology or know-how developed with IIA funding subject to certain conditions, including the condition that certain payments be made to the IIA. Additionally, we may not manufacture products developed with IIA funding outside of Israel without the approval of the research committee. The restrictions regarding the sale or transfer of technology or manufacturing rights out of Israel could have a material adverse effect on our ability to enter into strategic alliances or enter into merger or acquisition transactions in the future that provide for the sale or transfer of our technology or manufacturing rights.

Risks Related to Intellectual Property

If we are unable to obtain and enforce patent protection for our products, our business could be materially harmed.

Our success depends, among other things, on our ability to protect proprietary methods and technologies that we develop under the patent and other intellectual property laws of the United States and other countries, so that we can prevent others from unlawfully using our inventions and proprietary information. However, we may not hold proprietary rights to some patents required for us to commercialize proposed products. For this and other reasons, we may be unable to secure desired patent rights, thereby losing desired exclusivity. Although we do not believe that we need any licenses for Glucotrack CBGM, we may need to obtain licenses in the future for other products or in certain circumstances, such as if one of our patents were declared invalid in the future. If such licenses are not available to us on acceptable terms, we will not be able to market the affected products or conduct the desired activities, unless we successfully challenge the validity, enforceability or infringement of the third-party patent or otherwise circumvent the third-party patent.

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

Security threats to our information technology infrastructure could expose us to liability and damage our reputation and business.

It is essential to our business strategy that our technology and network infrastructure remain secure and are perceived by our customers and corporate partners to be secure. Despite security measures, however, any network infrastructure may be vulnerable to cyber-attacks by hackers and other security threats. We may face cyber-attacks that attempt to penetrate our network security, sabotage, or otherwise disable our research, products, and services, misappropriate our or our customers’ and partners’ proprietary information, which may include personally identifiable information, or cause interruptions of our internal systems and services.

Additionally, there are a number of state, federal and international laws protecting the privacy and security of health information and personal data. For example, HIPAA imposes limitations on the use and disclosure of an individual’s healthcare information by healthcare providers, healthcare clearinghouses, and health insurance plans, or, collectively, covered entities, and also grants individuals rights with respect to their health information. HIPAA also imposes compliance obligations and corresponding penalties for non-compliance on individuals and entities that provide services to healthcare providers and other covered entities. As part of the ARRA, the privacy and security provisions of HIPAA were amended. ARRA also made significant increases in the penalties for improper use or disclosure of an individual’s health information under HIPAA and extended enforcement authority to state attorneys general. As amended by ARRA and subsequently by the final omnibus rule adopted in 2013, HIPAA also imposes notification requirements on covered entities in the event that certain health information has been inappropriately accessed or disclosed, notification requirements to individuals, federal regulators, and in some cases, notification to local and national media. Notification is not required under HIPAA if the health information that is improperly used or disclosed is deemed secured in accordance with encryption or other standards developed by the U.S. Department of Health and Human Services. Most states have laws requiring notification of affected individuals and/or state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Many state laws impose significant data security requirements, such as encryption or mandatory contractual terms, to ensure ongoing protection of personal information. Activities outside of the U.S. implicate local and national data protection standards, impose additional compliance requirements, and generate additional risks of enforcement for non-compliance. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws, to protect against security breaches and hackers or to alleviate problems caused by such breaches.

If we are not able to adequately prevent disclosure of trade secrets and other proprietary information, the value of our technology and product could be significantly diminished.

We also rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. For example, the FDA, as part of its transparency initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We may be subject to claims that our employees or consultants have wrongfully used or disclosed alleged trade secrets.

As is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees or consultants have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail to defend any such claims, in addition to paying monetary damages, we could lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

The Company’s cybersecurity risks are theft of intellectual property, theft of other business data, fraud or extortion, lack of access to our information systems, harm to employees, harm to business partners, violation of privacy laws, potential reputational risk, and litigation or other legal risk if a cybersecurity incident were to occur. It is difficult to assign a monetary materiality assessment to these risks or to the impact if the Company were to sustain a breach of its systems. Our approach is based on the premise that any cybersecurity incident could result in material harm to the Company.

Our Audit Committee has been designated with oversight responsibility for cybersecurity risks and our Chief Financial Officer is responsible for managing our efforts in this area. Neither the Chief Financial Officer nor any member of the Audit Committee has relevant expertise in cybersecurity. Rather, the Company retains an outside technical expert to support our information technology systems including addressing cybersecurity risks.

We conduct annual risk assessments and quarterly vulnerability scans of risks posed by cybersecurity threats in conjunction with our insurance renewal cycles. As a result of these assessments, we have implemented technical, administrative, and, where appropriate, physical controls and practices to proactively monitor our systems and user accounts including, but not limited to, deploying solutions to constantly monitor users accessing systems, implementation of two factor authentication for logins, and improved rules for password maintenance.

Like many companies, we make use of cloud-based solutions provided by several large service providers for critical information technology infrastructure such as email and file storage. We do not maintain stand-alone servers for our email, file storage or other business applications. In the normal course of our relationships with the providers of these services, we regularly monitor their message boards and other formal and informal communications channels for signs of breaches of their systems. We also survey available public information for indications that they have suffered a breach of their systems.

Some of our business partners also maintain data related to our trials and ongoing product development on servers they maintain. We require these partners to comply with all HIPAA standards for maintaining security of their systems where this data resides.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Holders

As of March 28, 2024, there were approximately 341 holders of record of our Common Stock.

Dividends

We have never declared or paid any cash dividends on our Common Stock and do not anticipate paying any dividends on our Common Stock in the foreseeable future. Any cash that might be available for payment of dividends will be used to expand our business.

Securities Authorized for Issuance Under Equity Compensation Plans.

Plan category:	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity compensation plans approved by stockholders	1,031,003	$4.47	4,693,997

(a)	This column includes 100,000 shares of Common Stock due to Paul Goode after satisfying the first performance milestone of the Intellectual Property Purchase Agreement signed in October 2022 (see Item 15, Note 4).

Recent Sales of Unregistered Securities

There are no transactions that have not been previously included in a Current Report on Form 8-K.

Item 6. [Reserved.]

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

Overview

We are a medical device company focused on the design, development and commercialization of novel technologies for use by people with diabetes. Our mission is to become a leader in diabetes management by bringing to market innovative and cost-effective technologies that address multiple verticals within the diabetes market. We are developing an implantable CBGM. This product is designed to have a 2-year implant longevity without the requirement for any wearable components.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosures. Management believes that there are no critical accounting estimates in these financial statements.

Recent Accounting Pronouncements

In November 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company’s annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically relating to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company’s annual periods beginning January 1, 2025, with early adoption permitted.

The Company is currently evaluating the potential effects that ASU 2023-07 and ASU 2023-09 will have on the consolidated financial statement disclosures.

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the years ended December 31, 2023 and December 31, 2022. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Research and development expenses

Research and development expenses were $4,704 for the year ended December 31, 2023, as compared to $1,967 for the prior-year period. The increase is attributable to professional fees we accrued during the year.

Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, travel expenses, clinical trials and other expenses. We expect research and development expenses to increase in 2024 and beyond, primarily due to hiring additional personnel, as well the development of Glucotrack CBGM; however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs, including the FDA registration process, specific requirements from customers, development of new Glucotrack CBGM models and others.

General and administrative expenses

General and administrative expenses were $2,278 for the year ended December 31, 2023, as compared to $2,465 for the prior-year period. The change is primarily attributable to the decrease in stock based compensation expense in 2023 versus 2022.

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

Financing Income, net

Financing income, net was $7 for the year ended December 31, 2022, as compared to $11 for the prior-year period. The decrease in the financing income is attributed to the reduction in the company’s cash balance over the year.

Net Loss

Net loss was $7,097 for the year ended December 31, 2023, as compared to a net loss of $4,435 for the prior-year period. The increase in net loss is attributable primarily to the increase in our general and administrative expenses and development expenses as described above.

Liquidity and Capital Resources

For the years ended December 31, 2023 and December 31, 2022, our net losses were $7,097 million and $4,435, respectively. As of December 31, 2023, we had an accumulated deficit of $109,853. Our primary requirements for liquidity have been to fund our clinical trial activity and general corporate and working capital needs.

On April 13, 2023, the Company completed an underwritten public offering under which the Company received gross proceeds of approximately $10 million for issuance of (i) 5,376,472 shares of common stock and (ii) 1,976,470 pre-funded warrants at a price to the public of $1.36 per share.

Based on our operating plans, we do not expect that our current cash and cash equivalents as of December 31, 2023, will be sufficient to fund our operating, investing, and financing cash flow needs for at least the next twelve months, assuming our programs advance as currently contemplated. Based upon this review and our current financial condition, the Company has concluded that substantial doubt exists as to our ability to continue as a going concern. We have and believe we will continue to be able to raise additional capital through debt financing, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. However, there can be no assurances that such financing will be available or will be at terms acceptable to us, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our clinical trials or other operations. If any of these events occur, our ability to achieve our operational goals would be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on commercially acceptable terms favorable to us, or at all.

Going Concern Uncertainty

As of December 31, 2023, cash on hand was $4,492. The development and commercialization of non-invasive glucose monitoring devices for use by people, are expected to require substantial further expenditures. We remain dependent upon external sources for financing our operations. Since inception, we have incurred substantial accumulated losses and negative operating cash flow and have a significant accumulated deficit. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We plan to finance our operations through the sale of equity (including shelf registration statement on Form S-3 was declared effective on September 27, 2021 by the Securities and Exchange Commission (SEC) which allows the Company to register up to $90,000 of certain equity and/or debt securities of the Company through prospectus supplement). There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations.

During the years 2003-2004, Integrity Israel received loans from stockholders (four separate lenders). The loans are indexed to the Israeli Consumer Price Index from their origination date and bear no interest. The Company will be required to pay the loans, in quarterly installments, commencing on the first quarter following the first fiscal year in which the Company reports net profit in its annual report. At such time, the Company will be required to make quarterly payments equal to 10% of its total sales for each quarter until the loans have been repaid in full. Notwithstanding the repayment mechanism, the Company will not be required to repay the loans during any period in which such payment would cause a deficit in the Company’s working capital. As of December 31, 2023, the Company does not expect to make any material repayments during the following 12-month period, if any, and accordingly the balance of $196 of the loans from stockholders, have been presented as long-term liabilities.

We are required to pay royalties to the IIA at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the development plan up to an amount equal to $93, plus interest at LIBOR from the date of grant. As to the replacement of the LIBOR benchmark rate, even though the IIA has not declared the alternative benchmark rate to replace the LIBOR, we do not believe it will have a significant impact. As of December 31, 2023, the contingent liability with respect to royalty payment on future sales equals to approximately $73, excluding interest.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Net Cash Used in Operating Activities for the Years Ended December 31, 2023 and December 31, 2022

Net cash used in operating activities was $6,558 and $3,729 for the years ended December 31, 2023 and 2022, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of $7,097 and $4,435, respectively, less reduction in stock-based compensation expenses and change in working capital.

Net Cash Provided by Investing Activities for the Years Ended December 31, 2023 and December 31, 2022

Net cash provided by investing activities was $0 and $1 for the years ended December 31, 2023 and 2022, respectively, mainly consisting of equipment sales and purchases (such as computers, research and development and office equipment).

Net Cash Provided by Financing Activities for the Years Ended December 31, 2023 and December 31, 2022

Net cash provided by financing activities was $8,730 for the year ended December 31, 2023, due to the proceeds from the April 2023 public offering. There were no financing activities during the year ended December 31, 2022.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this Item 8 are filed herewith commencing on page F-1 hereto and are incorporated herein by reference.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1924, as amended (the “Exchange Act”)) as of December 31, 2023, or the evaluation date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are ineffective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is not accumulated and communicated to management, including our principal executive and financial officers, in a manner sufficient to allow timely decisions regarding required disclosure, due to the material weaknesses in internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based principally on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of the end of the period covered by this report. Based on that evaluation, we have identified material weaknesses related to our internal control over financial reporting as of December 31, 2023 and concluded that internal control over financial reporting as at December 31, 2023 were not effective. As defined in Regulation 12b-2 under the Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected on a timely basis. Specifically, as of December 31, 2023, the ineffectiveness of the Company’s internal control over financial reporting was due to identification of material weaknesses related to lack of sufficient internal accounting personnel, segregation of duties, and lack of sufficient internal controls (including IT general controls) that encompass the Company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Report.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspection

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following individuals serve as Directors and Executive Officers of the Company as of the date of this Report. Directors of the Company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. Executive officers of the Company are appointed by our board of directors and hold office until their death, resignation or removal from office.

All directors serve for terms of one year each and are subject to re-election at Annual Meeting of Shareholders, unless they earlier resign.

There are no material proceedings to which any of our directors, officers or affiliates, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, officer, affiliate, or security holder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

We have attempted and will continue to attempt to ensure that any transactions between we and our officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to us than could be obtained from unaffiliated third parties on an arm’s length basis.

The table below sets forth (1) the names and ages of our Directors as of the date of this Proxy Statement, (2) all positions with the Company presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Age	Position
Dr. Robert Fischell	95	Director, Member of the Audit, Nominating and Governance and Compensation Committees
Luis J. Malave	61	Director, Member of the Audit, Nominating and Governance and Compensation (Chair) Committees
Andrew G. Sycoff	57	Director
Shimon D. Rapps	44	Director, Member of the Audit Committee
Allen Danzig	68	Director, Chair of the Nominating and Governance Committee and Member of the Compensation Committee
Erin Carter	54	Director, Chair of the Audit Committee

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

Dr. Robert Fischell has served as one of GlucoTrack’s directors since 2010. He also serves on GlucoTrack’s Nominating, Governance and Compensation Committee. Dr. Fischell is an inventor and serial entrepreneur with over 160 issued U.S. patents. Starting in 1959, Dr. Fischell spent over 30 years with the Johns Hopkins University Applied Physics Laboratory, which resulted in 53 patents in both aerospace and biomedical technology. His interests at Johns Hopkins then turned to the invention of new medical devices such as pacemakers and implantable heart defibrillators. Starting in 1969, Dr. Fischell began the formation of 14 private companies that licensed his patents on medical devices. These companies include Pacesetter Systems, Inc. (purchased by Siemens and now part of St. Jude Medical, Inc.), IsoStent, Inc. (merged with Cordis Company, a Johnson and Johnson Company), NeuroPace, Inc., Neuralieve, Inc., Angel Medical Systems, Inc., and Svelte Medical Systems, Inc. As it relates to diabetes management devices, he was the inventor of the first implantable insulin pump (which became Minimed, which was sold to Medtronic). Dr. Fischell’s honors include Inventor of the Year for the USA in 1984, election to the National Academy of Engineering in 1989, the Distinguished Physics Alumnus Award of the University of Maryland, and several medals for distinguished accomplishments in science, engineering and innovation. In 2004, Discover magazine gave Dr. Fischell their annual Technology for Humanity award. In 2008, Dr. Fischell received the honorary degree of Doctor of Humane Letters from the Johns Hopkins University in recognition of his many lifesaving inventions. From June 2009 until March 2011, Dr. Fischell was a director of InspireMD, Inc. (OTCBB: NSPR), a medical device company focusing on the development and commercialization of its proprietary stent system, MGuard. Dr. Fischell received his BSME degree from Duke University and MS and Sc.D. degrees from the University of Maryland. At the White House on May 16, 2016, President Obama presented to Dr. Fischell the National Medical of Technology and Innovation, the highest award in the USA for achievements in innovative technology. The Board has determined that Dr. Fischell is suited to serve due to his extensive diabetes and medical device experience.

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

Shimon Rapps was appointed as a Director of the Company on July 31, 2019. He is member of the Audit Committee. Mr. Rapps currently serves as Director of Venture and Private Equity for a New York based single family office and is the founder of Three Strands Capital Group, a boutique merchant banking and investment advisory firm. Previously he served as Head of Investment Banking at Andrew Garrett, Inc., a full-service investment bank and wealth management firm. His experience spans equity and debt financings, mergers and acquisitions, private placements and IPO’s. He has extensive expertise with both public and private, emerging growth and lower middle market companies, and regularly advises CEO’s, CFO’s and Boards of Directors on matters of corporate governance and strategy. He holds the Series 7, 24, 63, and 66 licenses and is a Certified Public Accountant (inactive). The Board has determined that Mr. Rapps is suited to serve due to his extensive investment banking and public company experience.

Andrew Sycoff has served as a Director of the Company since July 8, 2019, and is a member of the Nominating, Governance and Compensation Committee. Mr. Sycoff is the founder, Chief Executive Officer and Chairman of the Board of Andrew Garrett, Inc., a full-service investment bank providing wealth management and corporate advisory services, for which he has served as CEO and Chairman continuously since 1992. Client sectors include high net worth individuals and early to middle market stage companies. Mr. Sycoff holds Series 7 and 24 licenses. Mr. Sycoff has been actively investing in and advising companies for over 25 years and has extensive experience in the areas of securities brokerage, Capital Markets, Corporate Advisory and Mergers & Acquisitions. Mr. Sycoff previously served on the board of Brokerage America and Paragon Industries Corp., an electronics contract manufacturer. The Board has determined that Mr. Sycoff is suited to serve due to his extensive investment banking and public company experience.

Erin Carter has served as a Director of the Company since August 25, 2023, and is the Chair of its Audit Committee. Ms. Carter brings 30 years of executive level finance experience in the medical device industry. From 2012 until March of 2023, she held various senior roles with Medtronic, most recently serving as Chief Financial Officer and Vice President of Finance for their $9B Neuroscience division. In addition, during her tenure at Medtronic she grew the Gastrointestinal Solutions division from early tech start-up acquisition of $36M to revenue of $450M in 5 years through organic growth and multiple acquisitions. Prior to Medtronic, Ms. Carter served as Director of Finance at Boston Scientific and as VP of Accounting and Reporting at UnitedHealth Group. Prior to that, she served as Assistant Controller for Arterial Vascular Engineering, where she was instrumental in guiding the rapid growth of the company from 200 employees to over 4,000 in under five years. During this time, she managed the integration of two acquisitions and subsequently that company’s sale to Medtronic. Ms. Carter holds a B.S. in Business Administration from California Polytech State University and is a Certified Public Accountant (inactive) in the State of California.

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

Name	Age	Position
Paul V Goode, PhD	56	Chief Executive Officer
James S Cardwell	64	Chief Financial Officer
JP Thrower	54	Vice President of Engineering
Mark Tapsak, PhD	55	Vice President of Technology
Drinda Benjamin	48	Vice President of Marketing

Paul V Goode, PhD most recently served as Vice President of Product Development at Orchestra Biomed where he oversaw development of its implantable cardiac stimulator system for hypertension. Prior to Orchestra, from 2010 until July 2019 Paul served in several executive roles at EndoStim, including Senior Vice President of R&D, Chief Technology Officer, and Interim CEO. From 2006 through 2010 he served as VP of Research and Development at Metacure and from 2004 through 2006 Mr. Goode served as Director of Engineering at Impulse Dynamics. Prior to that, Mr. Goode was employed as Director of Engineering at DexCom and as Senior Engineer at MiniMed. Paul received his BS, MS and PhD degrees from North Carolina State University.

James S Cardwell appointed October 11, 2023 has over 16 years of experience as a Chief Financial Officer and Chief Operating Officer with a concentration in both SEC financial reporting and tax compliance. He has served as the Chief Operating Officer of the CFO Squad LLC, an accounting firm, since July 2015. In connection with his role at the CFO Squad LLC, he also served as interim Chief Financial Officer at several public entities and currently serving including Cerro de Pasco Resources, Inc. (CSE:CDPR), a Canadian mining company; Stemtech Corporation (OTC:GNTW) , a nutrition supplement company; and previously served as CFO for NanoVibronix, Inc. (Nasdaq: NAOV), a medical device company; Esports Entertainment Group (Nasdaq: GMBL), an esports and online gambling company; Artemis Acquisition Corporation, a SPAC in the Healthcare Industry and others. Mr. Cardwell started his public accounting career at Arthur Andersen & Co. (St. Louis). Mr. Cardwell has extensive experience in corporate structure, financial reporting and modelling, mergers and acquisition, quality of earnings and business analysis, SEC reporting, tax and compliance.

James P Thrower joined the Company in December 2021 as its second U.S. employee. He is a seasoned engineering and global product development leader with a track record of successfully leading large healthcare technology-focused projects across multiple geographies from prototype design through clinical trials and FDA submissions. From June 2019 until December 2021, he held senior positions at Sterling Medical Devices and from 2005 to June 2019 he held various senior positions at Mindray DS USA Inc. Prior to that Mr. Thrower was a senior software and electrical engineer at DexCom, Inc. He earned his bachelor’s degree in both Electrical Engineering and Computer Engineering, as well as his MSc and PhD in Electrical Engineering from North Carolina State University. He is a published author in numerous industry publications and is a named inventor on over 120 patents.

Mark Tapsak, PhD joined the Company in September 2022 as its Vice President of Technology. Mark brings over 25 years of experience in the diabetes industry as a medical device research scientist, focused on polymer synthesis, polymer characterization, medical device design and intellectual property. At GlucoTrack, he will lead the recently announced R&D program for a novel implantable CGM for those with Type 1 diabetes. Mark joins the Company from Diabetic Health, Inc., a developer of specialty coatings utilized in continuous glucose monitoring sensors and insulin infusion sets, where he served as President. Over his career, Mark held senior positions at several diabetes management companies including as Senior Scientist at DexCom where he oversaw sensor electrochemical performance, biointerface design and membrane technology, and as Senior Chemist at Medtronic, Inc. He has also taught as a Professor of Chemistry and Biochemistry and served as the Assistant Dean of Science and Technology and as Dean of Graduate Programs and Sponsored Research at Bloomsburg University. He has authored dozens of industry publications with thousands of citations and is a named inventor of 68 patents, of which over 50 are DexCom assigned patents. He received his Bachelor of Educational Studies in Chemistry and Photographic Sciences from St. Cloud State University and his PhD in Polymer Chemistry from the University of Southern California.

Drinda Benjamin joined the Company in July 2023 as its Vice President of Marketing. Drinda has 25 years of experience in the medical device industry from diabetes to surgical robotics. She brings extensive diabetes device experience with a focus on the commercialization of health technology. Within diabetes, she has past experiences in product development, strategic marketing, and both upstream and downstream marketing in the areas of blood glucose monitoring, CGM, insulin delivery and closed loop systems. Drinda joins the company from Intuity Medical where she developed and executed commercial strategies for a novel integrated blood glucose monitoring system. Prior to this, she led business development, partnership strategy and closed loop system programs for Senseonics, manufacturer of the 1st implantable CGM launched in the US and Europe. She has also held marketing roles with Abbott Diabetes Care and Medtronic Diabetes. Drinda has an M.B.A. from Georgetown University’s McDonough School of Business and a Bachelor of Science in Engineering degree from Princeton University.

We maintain a Code of Business Conduct and Ethics (“Code”) that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions, and including our independent directors, who are not employees of the Company, with regard to their Integrity-related activities. The Code incorporates guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws, rules and regulations. The Code also incorporates our expectations of our employees that enables us to provide accurate and timely disclosure in our filings with the SEC and other public communications. In addition, the Code incorporates guidelines pertaining to topics such as complying with applicable laws, rules, and regulations; insider trading; reporting Code violations; and maintaining accountability for adherence to the Code. The full text of our Code is published on our web site at http://www.integrity-app.com/investor-relations/corporate-governance/ and is incorporated by reference herein. We intend to disclose future amendments to certain provisions of our Code, or waivers of such provisions granted to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions on our web site. Except as expressly stated herein, the information contained on our website does not constitute a part of this Report and is not incorporated by reference herein.

Audit Committee

Our Audit Committee consists of Erin Carter, who is the chair of the committee, Shimon Rapps, and Luis Malave. Our Board has determined that each of the members of our Audit Committee satisfies the Nasdaq Marketplace Rules and SEC independence requirements. The functions of this committee include, among other things:

●	evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;

●	reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;

●	reviewing our annual and quarterly financial statements and reports, including the disclosures contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and discussing the statements and reports with our independent auditors and management;

●	reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy, and effectiveness of our financial controls;

●	reviewing and approving, in accordance with the Company’s policies, any related party transaction as defined by applicable rules and regulations

●	reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented; and

●	reviewing and evaluating on an annual basis the performance of the audit committee, including compliance of the audit committee with its charter.

The Board has determined that Erin Carter qualifies as an “audit committee financial expert” within the meaning of applicable SEC regulations and meets the financial sophistication requirements of the Nasdaq Marketplace Rules. In making this determination, the Board has considered her 30 years’ extensive financial experience and business background. Both our independent registered public accounting firm and management periodically meet privately with our Audit Committee.

Insider Trading Policy

Effective January 1, 2024, we adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers, and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC reports of beneficial ownership and reports of changes in beneficial ownership in the Company’s securities. Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, filed electronically with the SEC during the year ended December 31, 2023, the Company believes that all Section 16(a) filings applicable to its directors, officers, and 10% stockholders were filed on a timely basis during the year ended December 31, 2023, except that Erin Carter filed one late Form 3.

Item 11. Executive Compensation.

The following table sets forth the compensation paid to our officers for the years ended December 31, 2023 and 2022. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

Name and Principal Position	Year	Salary	Equity Awards(1)	All Other Compensation(2)		Total

Paul V Goode	2023	$225,000	$258,243		$-	$356,237
Chief Executive Officer	2022	$200,641	$318,348		$21,267	$485,685

James Thrower	2023	$230,000	$34,112	$		$264,112
Vice President of Engineering	2022	$230,000	$92,892		$38,470	$361,362

Mark Tapsak, PhD	2023	$165,000	$11,214		$-	$176,214
Vice President of Technology	2022	$41,250	$5,411		-	$46,661

Jolie Kahn	2023	$135,000	$-		$98,500	$233,500
Chief Financial Officer	2022	$180,000	$-		$-	$120,000

(1)	In accordance with SEC rules, the amounts in this column reflect the dollar amounts to be recognized for financial statement reporting purposes with respect to the years ended December 31, 2023 and 2022 in accordance with ASC Topic 718. Fair value is based on the Black-Scholes option pricing model using the market price of the underlying shares at the grant date. The Company recognized $131,237 of stock compensation expense related to Common Stock due to Paul Goode after satisfying the first performance milestone of the Intellectual Property Purchase Agreement signed in October 2022. This milestone was the successful completion of the Feasibility Phase for the Glucotrack CBGM project.

(2)	Jolie Kahn received $62,500 as compensation for services during the April 2023 financing and $36,000 severance as part of her separation agreement with the Company.

Employment and Consulting Agreements

James S Cardwell

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

Drinda Benjamin

On July 21, 2023, entered into an employment agreement with Drinda Benjamin as its Vice President of Marketing. Under the terms of the agreement, the Company agrees to pay base salary of $215,000 per annum and subject to annual increases or 3%. The Company also granted 222,016 options to purchase Common Stock at $1.36 per share which vests monthly over three years. Drinda Benjamin is eligible to receive an annual bonus of up to 15% of the base salary, to be paid in cash, as reasonably determined by the Compensation Committee. There was no accrued bonus for 2023.

Outstanding Equity Awards at Fiscal Year-End Table

Option Awards
Name	Number of securities underlying outstanding options (#) exercisable	Number of securities underlying outstanding options (#) unexercisable	Option exercise price ($)	Option expiration date
Paul Goode	227,550	100,105	5.20	10/30/2031
James P. Thrower	174,864	87,414	5.20	12/01/2031
Mark Tapsak, PhD	68,895	96,434	5.20	10/10/2032
Drinda Benjamin	104,856	117,160	1.36	8/21/2033

Compensation of Directors

Name	Fees earned and paid in cash ($)	Fees earned and paid Stock awards ($)	Total ($)
Dr. Robert Fischell	70,000		70,000
Luis Malave	54,238	15,762	70,000
Andrew Sycoff	52,500	17,500	70,000
Shimon Rapps	70,000		70,000
Allen Danzig	70,000		70,000
Erin Carter	-	23,333	23,333

We pay each of our non-employee directors an annual retainer either in cash or stock, at the director’s election, for service on the Board. All retainers are payable in arrears in four equal quarterly installments. The retainers paid to non-employee directors for service on the Board is $70,000 per year in 2023 and there is no additional fee for committee service. Beginning in 2024, compensation to Board members increased to $100,000 and the Chairman increased to $120,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information regarding the beneficial ownership of our Common Stock by (i) our directors and named executive officers (including persons who served as principal executive officer and principal financial officer during a portion of the fiscal year ended December 31, 2023) and all the named executives and directors as a group and (ii) any other person or group that to our knowledge beneficially owns more than five percent of our outstanding shares of Common Stock.

The information contained in this table is as of March 4, 2024. At that date, we had 26,756,369 shares of Common Stock outstanding.

A person is deemed to be a beneficial owner of shares if he has the power to vote or dispose of the shares. This power can be exclusive or shared, direct or indirect. In addition, a person is considered by SEC rules to beneficially own shares underlying options or warrants that are presently exercisable or that will become exercisable within sixty (60) days.

Name of Beneficial Owner		Amount and Nature of Beneficial Ownership	Percent of Ownership
Named Executives and Directors
Drinda Benjamin	(1)	61,680	*
Allen E. Danzig		19,435	*
Dr. Robert Fischell	(2)	38,247	*
Paul Goode	(3)	375,010	1.4%
James Cardwell		-	-
Erin Carter		90,197	*
Luis Malave		99,508	*
Shimon Rapps	(4)	1,030,550	3.9%
Andrew Sycoff	(5)	2,768,718	10.4%
Mark Tapsak	(6)	143,360	*
James Thrower	(7)	211,294	*

All directors and Named Executive Officers as a group (11 persons)		4,837,999	17.7%

Over 5% Shareholders
John A Ballentyne Rev Trust 08/01/2017	(8)	5,100,166	19.1%
Hal Mintz	(9)	2,087,130	7.9%
Alma Diversified Holdings LLC	(10)	2,575,938	9.7%
Over 5% Shareholders

* Less than 1%.

(1) 61,680 options deemed vested within 60 days of March 4, 2024.

(2) Ownership includes (i) 31,734 shares of Common Stock owned individually, (ii) 3,316 owned jointly by Dr. Fischell and his wife; and (iii) 3,197 Options deemed vested within 60 days of March 4, 2024.

(3) Ownership includes (i) 101,950 shares of Common Stock owned individually and (ii) 273,060 Options deemed vested within 60 days of March 4, 2024.

(4) Ownership includes only 10,598 shares of Common Stock owned individually. SDR Diversified Holdings, LLC, an entity owned by Leah Rapps, the wife of Shimon Rapps, owns 1,009,354 shares of common stock. Leah Rapps has voting control and investment power over SDR Diversified Holdings, LLC. Ms. Rapps also owns 10,598 shares in her personal name. Mr. Rapps disclaims beneficial ownership in the shares and warrants held by his wife and by SDR Diversified Holdings, LLC.

(5) Ownership includes: (i) 76,279 shares of common stock owned by Mr. Sycoff; and (ii) 116,501 common stock owned by Andrew Garrett, Inc. Mr. Sycoff has voting power and investment control over the shares of common stock held by Andrew Garrett, Inc. Alma Diversified Holdings LLC, an entity owned by Sharon Sycoff, the wife of Mr. Sycoff owns 2,575,938 shares of common stock. Sharon Sycoff has voting power and investment control over the shares held by Alma Diversified Holdings LLC and Mr. Sycoff disclaims beneficial ownership in the shares held by Alma Diversified Holdings LLC.

(6) Ownership includes: (i) 50,000 shares of common stock owned by Tapsak Enterprises LLC (ii) 1,500 shares of common stock owned by Stephen Tapsak, son of Mark Tapsak, and iii) 91,860 Options deemed vested within 60 days of March 4, 2024. Tapsak Enterprises LLC is jointly owned by Mark Tapsak and his wife, Karena Tapsak.

(7) 211,294 Options deemed vested within 60 days of March 4, 2024.

(8) Ownership includes: (i) 1,396 shares of common stock owned individually and (ii) 5,098,770 owned by John A. Ballantyne Revocable Trust 08/01/2017. The address of John A. Ballantyne Rev Trust 08/01/2017 is 7410 Claire Drive South, Fargo ND 58104. John A. Ballantyne has voting and investment control over the shares held by John A. Ballantyne Rev Trust 08/01/2017.

(9) Ownership includes 2,087,130 shares of common stock held by Sabby Volatility Warrant Master Fund, Ltd. Hal Mintz has control over Sabby Management LLC that has voting and control over the shares held by Sabby Volatility Warrant Master Fund, Ltd. The address of Sabby Volatility Warrant Master Fund, Ltd. is c/o Ogier Fiduciary Services (Cayman) Limited 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007 Cayman Islands.

(10) Ownership includes 2,575,938 directly by Alma Diversified Holdings LLC. The address of Alma Diversified Holdings LLC is 1294 Albany Post Rd, Gardiner NY 12525.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On February 13, 2024, the Company entered into an Exchange Agreement with Andrew Garrett Inc and affiliates (the “Holders”), pursuant to which the Company and the Holders agreed to replace 4,381,953 warrants exercisable to common shares owned by the Holders in exchange for 3,593,203 shares of Common Stock to be issued by the Company.

On October 7, 2022, the Company announced that it has acquired certain intellectual property related to a long-term implantable continuous blood glucose monitor (“CBGM”) from Paul V. Goode, the Chief Executive Officer and that it intends to develop the technology to address the growing Type 1 and insulin-dependent Type 2 diabetes market.

Mark Tapsak, Officer was also providing services including the laboratory and consultants via Tapsak Enterprises, LLC to the Company. In 2024, the consultants have become employees of the Company, and the laboratory has been leased directly by the Company and Tapsak Enterprises will have limited, or no related party transactions in 2024.

James Cardwell, an officer and CFO is also the COO of CFO Squad LLC providing financial reporting services to the Company.

Director Independence

The Board has evaluated each of its directors’ independence from the Company based on the definition of “independence” established by Nasdaq and has determined that each of the current members of GlucoTrack’s Board of Directors is independent directors. The Board has further determined that each member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee is “independent” under applicable Nasdaq rules.

The Board has also determined that each member of our audit committee is “independent” for purposes the Exchange Act.

In its evaluation of each director’s or nominee’s independence from the Company, the Board reviewed whether any transactions or relationships currently exist or existed during the past year between each director or nominee and the Company and its subsidiaries, affiliates, equity investors, or independent registered public accounting firm, and whether there were any transactions or relationships between each director or nominee and members of the senior management of the Company or their affiliates.

Item 14. Principal Accountant Fees and Services.

Fahn Kanne served as the independent registered public accounting firm to audit our books and accounts for the fiscal years ended December 31, 2022 and 2023.

The table below presents the aggregate fees billed for professional services rendered by Fahn Kanne for the year ended December 31, 2023 and 2022.

	2023	2022
Audit fees	$145,000	96,000
Audit-related fees	-	-
Tax fees	$-	10,000
All other fees	-	-
Total fees	$145,000	106,000

In the above table, “audit fees” are fees billed for services provided related to the audit of our annual financial statements, quarterly reviews of our interim condensed financial statements, and services normally provided by Fahn Kanne in connection with regulatory filings or engagements for those fiscal periods. “Tax fees” consist of amounts billed by an associated entity of Fahn Kanne for services in connection with the preparation of our federal and state tax returns.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

The financial statements of the Company filed herewith are set forth in Part II, Item 8 of this report.

Exhibit Index

Exhibit Number	Description
2.1	Merger Agreement and Plan of Reorganization, dated as of May 25, 2010, by and among Integrity Applications, Inc., Integrity Acquisition Ltd. and A.D. Integrity Applications Ltd. (1)
3.1	Certificate of Incorporation of Integrity Applications, Inc. (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (1)
3.3	Bylaws of Integrity Applications, Inc. (1)
3.4	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (16)
3.5	Amendments to The Company’s Certificate of Incorporation **
4.1	Specimen Certificate Evidencing Shares of Common Stock (1)
4.2	Form of Common Stock Purchase Warrant (1)
4.3	Form of Series A Securities Purchase Agreement (2)
4.4	Form of Series A Common Stock Purchase Warrant (2)
4.5	Form of Series A Registration Rights Agreement (2)
4.6	Certificate of Designation of Preferences and Rights of Series A 5% Convertible Preferred Stock (2)
4.7	Form of Series B Securities Purchase Agreement (3)
4.8	Form of Series B-1 Common Stock Purchase Warrant (3)
4.9	Form of Series B-2 Common Stock Purchase Warrant (3)
4.10	Form of Series B Registration Rights Agreement (3)
4.11	Certificate of Designation of Preferences and Rights of Series B 5.5% Convertible Preferred Stock (3)
4.12	Form of Series C Securities Purchase Agreement (6)
4.13	Form of Series C-1 Common Stock Purchase Warrant (6)
4.14	Form of Series C-2 Common Stock Purchase Warrant (6)
4.15	Form of Series C Registration Rights Agreement (6)
4.16	Certificate of Designation of Preferences and Rights of Series C 5.5% Convertible Preferred Stock (6)
4.17	Form of Series D Securities Purchase Agreement (10)
4.18	Form of Series D-1 Common Stock Purchase Warrant (10)
4.19	Form of Series D-2 Common Stock Purchase Warrant (10)
4.20	Form of Series D-3 Common Stock Purchase Warrant (10)
4.21	Form of Series D Registration Rights Agreement (10)
4.22	Form of Prefunded Warrant (12)
10.1*	Integrity Applications, Inc. 2010 Incentive Compensation Plan (1)
10.2*	Amendment No. 1 to Integrity Applications, Inc. 2010 Incentive Compensation Plan (11)
10.3*	Amendment No. 2 to Integrity Applications, Inc. 2010 Incentive Compensation Plan (9)
10.4*	Form of Director and Officer Indemnification Agreement (1)
10.5*	Personal Employment Agreement, dated as of October 19, 2010, between A.D. Integrity Applications Ltd. and Avner Gal (1)
10.6*	Letter Agreement, effective as of April 7, 2017, among Integrity Applications, Inc., A.D. Integrity Applications Ltd., and Avner Gal (9)
10.7*	Amended and Restated Personal Employment Agreement, effective as of April 7, 2017, between A.D. Integrity Applications Ltd. and David Malka (9)
10.8	Irrevocable Undertaking of Indemnification, dated as of July 26, 2010, by and among Integrity Applications, Inc., Avner Gal, Zvi Cohen, Ilana Freger, David Malka and Alexander Raykhman (1)
10.9	Investment Agreement, dated February 18, 2003, between A.D. Integrity Applications Ltd., Avner Gal, Zvi Cohen, David Freger and David Malka and Yigal Dimri (1)
10.10*	Form of Stock Option Agreement (1)
10.11*	Form of Stock Option Agreement (ESOP) (1)
10.12	Letter of Approval, addressed to Integrity Applications Ltd. from the Ministry of Industry, Trade and Employment of the State of Israel (5)
10.13	Letter of Undertaking, addressed to the Ministry of Industry, Trade and Employment of the State of Israel – Office of the Chief Scientist from Integrity Applications Ltd. (4)
10.14	Investment Agreement, dated March 16, 2004, by and among A.D. Integrity Applications Ltd., Yitzhak Fisher, Asher Kugler and Nir Tarlovsky. (4)
10.15	Form of Underwriting Agreement, dated April 13, 2023, between GlucoTrack, Inc. and Aegis Capital Corp. (12)
10.16*	Consulting Agreement, dated October 11, 2023, by and between GlucoTrack, Inc. and James S. Cardwell (13)
10.17	Form of Exchange Agreement, dated February 13, 2024, by and among GlucoTrack, Inc. and certain holders thereof (14)
10.18*	Consulting Agreement, dated August 1, 2019, by and between Integrity Applications, Inc. and Jolie Kahn (15)
10.19*	Employment Agreement, dated October 19, 2021, by and between Integrity Applications, Inc. and Paul V. Goode (17)

14.1	Code of Ethics (7)
19	Insider Trading Policies and Procedures, adopted March 22, 2024.***
21.1	Subsidiaries of Integrity Applications, Inc. (8)
23.1	Consent of Grant Thornton Israel
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 ***
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 ***
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 ***
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 ***
97.1	Policy Related to Recovery of Erroneously Awarded Compensation, adopted November 30, 2023.***
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Schema Document *
101.CAL	Inline XBRL Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase *
101.LAB	Inline XBRL Label Linkbase Document *
101.PRE	Inline PRE XBRL Presentation Linkbase Document *
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on August 22, 2011.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 18, 2013.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on September 5, 2014.
(4)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1, as filed with the SEC on October 7, 2011.
(5)	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1, as filed with the SEC on November 10, 2011.
(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 14, 2016.
(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on March 31, 2017.
(8)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on November 7, 2017.
(9)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 15, 2017
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 7, 2018.
(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 23, 2016.
(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 17, 2023.
(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on October 12, 2023.
(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 16, 2024.
(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on August 8, 2019.
(16)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 23, 2020.
(17)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on October 25, 2021.
*	Compensation Plan or Arrangement or Management Contract.

**	Previously filed.

***	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 28, 2024.

GLUCOTRACK, INC.

By:	/s/ Paul Goode
Name:	Paul Goode
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ James Cardwell
Name:	James Cardwell
Title:	Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Cardwell	Chief Financial Officer	March 28, 2024
James Cardwell	(Principal Executive and Financial Officer and Principal Accounting Officer)

/s/ Robert Fischell	Director	March 28, 2024
Dr. Robert Fischell

/s/ Shimon Rapps	Director	March 28, 2024
Shimon Rapps

/s/ Paul V. Goode	CEO	March 28, 2024
Paul V. Goode

/s/ Luis Malave	Director	March 28, 2024
Luis Malave

GLUCOTRACK INC.

Consolidated Financial Statements

as of December 31, 2023

Fahn Kanne & Co.
Head Office
32 Hamasger Street
Tel-Aviv 6721118, ISRAEL
PO Box 36172, 6136101

T +972 3 7106666
F +972 3 7106660
www.gtfk.co.il

Report of Independent Registered Public Accounting Firm

Board of Directors and the Stockholders of

GLUCOTRACK INC.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of GlucoTrack Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1B to the financial statements, the Company has incurred net losses and negative cash flows from its operations and comprehensive loss since its inception and as of December 31, 2023, there is an accumulated deficit of $109,853. These conditions, along with other matters as set forth in Note 1B, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

As described further in Note 1B, the Company has not yet generated significant revenues from its previous product and the development and commercialization of its current product is expected to require substantial additional expenditures. Thus, the Company is dependent upon external sources for financing its operations. As of December 31, 2023, the Company has incurred accumulated deficit of $109,853. Furthermore, the Company has generated recurring operating losses and negative operating cash flow. As of December 31, 2023, the remaining balance of cash and cash equivalents was determined by the Company’s management as insufficient for the Company to realize its business plans for the twelve-month period subsequent to the reporting period. Accordingly, the Company’s management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company plans to finance its operations through the sale of equity and/or debt securities. However, Company’s management has concluded that such plans do not alleviate the substantial doubt regarding to the Company’s ability to continue as a going concern as it was determined by management that there can be no assurance that the Company will succeed in obtaining the necessary financing or generating sufficient revenues from sales of its current product in order to continue its operations as a going concern.

We identified the assessment of the Company’s ability to continue as a going concern as a critical audit matter. The principal considerations for our determination are due to significant judgment required by management when assessing the Company’s ability to continue as a going concern, taking into consideration management plans, the Company’s available funds, the ability of the Company to generate revenues from sales of its current product and the risk of bias in management’s judgments and assumptions in their determination.

Our audit procedures related to this matter included the following, among others. We reviewed and evaluated management’s plans for dealing with the adverse effect of these conditions and events. We inquired Company management and reviewed the company records to assess whether there are additional factors that might contribute to the uncertainties disclosed. We evaluated the reasonableness of significant assumptions used by management in its determination. We assessed whether the Company’s determination that there is substantial doubt about its ability to continue as a going concern was adequately disclosed.

/s/ FAHN KANNE & CO. GRANT THORNTON ISRAEL

Certified Public Accountants (Isr.)
We have served as the Company’s auditor since 2010.

Tel-Aviv, Israel
March 28, 2024

GLUCOTRACK INC.

CONSOLIDATED BALANCE SHEETS

	In thousands of US dollars (except stock data)
	December 31, 2023	December 31, 2022

Current Assets
Cash and cash equivalents (Note 2D)	4,492	2,312
Other current assets	376	67
Total current assets	4,868	2,379

Property and equipment, net	27	40
Restricted cash (Note 2D)	10	19
TOTAL ASSETS	4,905	2,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	839	672
Other current liabilities	673	341
Total current liabilities	1,512	1,013

Non-current Liabilities
Loans from stockholders (Note 3)	196	195
Total liabilities	1,708	1,208

Commitments and contingent liabilities (Note 4)

Stockholders’ Equity (Note 5)
Common Stock of $ 0.001 par value (“Common Stock”):
500,000,000 shares authorized as of December 31, 2023 and 2022; 20,892,193 and 15,500,730 shares issued and outstanding as of December 31, 2023 and 2022, respectively	20	15
Additional paid-in capital	112,966	103,095
Receipts on account of shares	48	4
Accumulated other comprehensive income	16	17
Accumulated deficit	(109,853)	(101,901)
Total stockholders’ equity	3,197	1,230

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	4,905	2,438

The accompanying notes are an integral part of these consolidated financial statements

GLUCOTRACK INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	In thousands of US dollars (except stock and per stock amounts)
	2023	2022

Research and development expenses (Note 6)	4,704	1,967
Marketing expenses	122	-
General and administrative expenses (Note 7)	2,278	2,465
Total operating expenses	7,104	4,432

Operating loss	7,104	4,432

Other expense	-	14
Finance income, net	(7)	(11)
Loss for the year	7,097	4,435
Other comprehensive loss (income):
Foreign currency translation adjustment	1	(23)

Comprehensive loss for the year	7,098	4,412

Basic and diluted loss per share (Note 2J)	0.38	0.29

Weighted average number of Common Stock outstanding used in computing basic and diluted net loss per share	20,760,266	15,474,600

The accompanying notes are an integral part of the consolidated financial statements.

GLUCOTRACK INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	In thousands of US Dollars (except share data)
	Common Stock			Receipts on	Accumulated
	Numbers of Shares	Amount	Additional Paid-in Capital	account of shares	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

Balance as of January 1, 2022	15,470,402	15	102,612	-	(6)	(97,466)	5,155
Loss for the year	-	-	-	-	-	(4,435)	(4,435)
Other comprehensive income	-	-	-	-	23	-	23
Stock-based compensation	13,105	(*)-	439	-	-	-	439
Issuance of restricted shares as compensation towards directors	17,223	(*)-	44	4	-	-	48
Balance as of December 31, 2022	15,500,730	15	103,095	4	17	(101,901)	1,230

Balance as of January 1, 2023	15,500,730	15	103,095	4	17	(101,901)	1,230
Loss for the year	-	-	-	-	-	(7,097)	(7,097)
Other comprehensive loss	-	-	-	-	(1)	-	(1)
Net proceeds received from underwritten U.S. public offering	5,376,472	5	8,725	-	-	-	8,730
Deemed dividend resulted from trigger of down round protection feature of certain warrants granted	-	-	855	-	-	(855)	-
Stock-based compensation	-	-	281	-	-	-	281
Issuance of restricted shares as compensation towards directors	14,991	(*)	10	44	-	-	54
Balance as of December 31, 2023	20,892,193	20	112,966	48	16	(109,853)	3,197

(*)	Less than 1.

The accompanying notes are an integral part of the consolidated financial statements.

GLUCOTRACK INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2023	2022
Cash flows from operating activities:
Loss for the year	(7,097)	(4,435)

Adjustments to reconcile loss for the year to net cash used in operating activities:
Depreciation	13	23
Capital loss from sale of property and equipment	-	1
Stock-based compensation	281	439
Issuance of restricted shares as compensation to directors	54	48
Linkage difference on principal of loans from stockholders	1	11
Changes in assets and liabilities:
Increase in other current assets	(309)	(28)
Increase in accounts payable	167	74
Increase (Decrease) in other current liabilities	332	138
Net cash used in operating activities	(6,558)	(3,729)

Cash flows from investment activities:
Proceeds from sale of property and equipment	-	2
Purchase of property and equipment	-	(1)
Net cash provided by investment activities	-	1

Cash flows from financing activities
Net proceeds received from underwritten U.S. public offering (Note 5B)	8,730	-
Net cash provided by financing activities	8,730	-

Effect of exchange rate changes on cash and cash equivalents	(1)	(54)

Change in cash, cash equivalents, and restricted cash	2,171	(3,782)
Cash, cash equivalents, and restricted cash at beginning of the year	2,331	6,113
Cash, cash equivalents, and restricted cash at end of the year	4,502	2,331

The accompanying notes are an integral part of the consolidated financial statements.

GLUCOTRACK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

A.	GlucoTrack Inc. (the “Company”) was incorporated on May 18, 2010 under the laws of the State of Delaware. The Company is a medical device company, focuses on the design, development and commercialization of diabetes technology devices for use by people with diabetes.

On October 07, 2022, the Company entered into an agreement with its Chief Executive Officer under which intellectual property was purchased to be used for newly acquired continuous glucose monitoring (“CGM”) technology which is a multi-year implantable CGM targeting Type 1 patients and Type 2 patients on insulin therapy. The technology is in a feasibility assessment phase using bench testing and simulated data. Upon success, the project will migrate into development of a prototype implantable system for evaluation in animal studies. The goal of the implantable CGM technology is to provide a minimum of two years of CGM data without requiring the patient to have a wearable device, unlike current technology available in the market (see also Note 4B below).

On November 13, 2023, the Company shifted its strategic focus from non-invasive point-in-time glucose monitoring to CGM technology.

The Company and Integrity Israel are considered collectively as the “Company.”

B.	Going concern uncertainty

To date, the Company had not yet commercialized the Glucotrack CBGM product. Further development and commercialization efforts are expected to require substantial additional expenditures. Therefore, the Company is dependent upon external sources for financing its operations. As of December 31, 2023, the Company has incurred accumulated deficit of $109,853. Furthermore, the Company has generated operating losses and negative operating cash flow for all reported periods. As of December 31, 2023, the balance of cash and cash equivalents amounted to $4,492 is insufficient for the Company to realize its business plans for the twelve-month period subsequent to the reporting period.

Management has considered the significance of such conditions in relation to the Company’s ability to meet its current obligations and to achieve its business targets and determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the year ended December 31, 2023, the Company raised net proceeds of $8,730 through completion of underwritten public offering (see also Note 5B).

The Company plans to finance its operations through the sale of equity and/or debt securities (including shelf registration statement on Form S-3 that was declared effective on September 27, 2021 by the Securities and Exchange Commission (SEC) and which allows the Company to register up to $90,000 of certain equity and/or debt securities of the Company through prospectus supplement). There can be no assurance that the Company will succeed in obtaining the necessary financing or generating sufficient revenues from sales of its GlucoTrack CBGM product in order to continue its operations as a going concern.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The functional currency of the Company is the US dollar, which is the currency of the primary economic environment in which it operates. In accordance with ASC 830, “Foreign Currency Matters” (ASC 830), balances denominated in or linked to foreign currency are stated on the basis of the exchange rates prevailing at the applicable balance sheet date. For foreign currency transactions included in the statement of operations, the exchange rates applicable on the relevant transaction dates are used. Gains or losses arising from changes in the exchange rates used in the translation of such transactions are carried as financing income or expenses. The functional currency of Integrity Israel is the New Israeli Shekel (“NIS”) and its financial statements are included in consolidation, based on translation into US dollars. Accordingly, assets and liabilities were translated from NIS to US dollars using year-end exchange rates, and expense items were translated at average exchange rates during the year. Gains or losses resulting from translation adjustments are reflected in stockholders’ equity, under “accumulated other comprehensive income”.

	2023	2022
Official exchange rate of NIS 1 to US dollar	0.272	0.298
Decrease of the official exchange rate of NIS 1 to US dollar during the year:	(8.86)%	(3.72)%

C.	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

D.	Cash and cash equivalents and restricted cash

The Company considers all short-term investments, which are highly liquid investments with original maturities of three months or less at the date of purchase, to be cash equivalents.

Restricted cash is invested in certificates of deposit, which are used to secure Integrity Israel’s obligations in respect of its credit card.

For presentation of statement of cash flows purposes, restrict cash balances are included with cash and cash equivalents, when reconciling the reported period total amounts.

	In thousands of US dollars
	December 31,	December 31,
	2023	2022

Cash and cash equivalents	$4,492	$2,312
Restricted cash	$10	$19
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$4,502	$2,331

E.	Property and equipment, net

1.	Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. When an asset is retired or otherwise disposed of, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition is reflected in the statements of operations and comprehensive loss.

2.	Rates of depreciation:

Years
Computers	3
Furniture and office equipment	7-15

F.	Impairment of long-lived assets

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

G.	Income tax

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”. Accordingly, deferred income taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between the financial accounting and the tax bases of assets and liabilities under the applicable tax law. Deferred tax balances are computed using the enacted tax rates expected to be in effect when these differences reverse. Valuation allowances in respect of deferred tax assets are provided for, if necessary, to reduce deferred tax assets to amounts more likely than not to be realized.

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. According to ASC Topic 740-10, tax positions must meet a more-likely-than-not recognition threshold. The Company’s accounting policy is to classify interest and penalties relating to uncertain tax positions under income taxes, however the Company did not recognize such items in its fiscal 2023 and 2022 financial statements and did not recognize any liability with respect to unrecognized tax position in its balance sheet.

H.	Research and development expenses

Research and development expenses are charged to operations and comprehensive loss, as incurred.

I.	Royalty-bearing grants

Royalty-bearing grants from the Israeli Innovation Authority (IIA) to fund approved research and development projects are recognized at the time Integrity Israel is entitled to such grants, on the basis of the costs incurred and reduce research and development costs. To date, the cumulative research and development grants received by Integrity Israel from IIA amounted to $93. See also Note 4A below.

J.	Basic and diluted loss per share

Basic loss per share is computed by dividing the loss for the period applicable (after considering the effect of deemed dividend related to trigger of down round protection feature) for Common Stockholders and the holders of the pre-funded warrants dividend by the weighted average number of shares of Common Stock outstanding and shares of Common Stock to be issued upon achievement of first performance milestone (see Note 4A below) and upon exercise of pre-funded warrants (see Note 5B below) during the period.

In computing, diluted loss per share, basic earnings per share are adjusted to reflect the potential dilution that could occur upon the exercise of options or warrants issued or granted using the “treasury stock method”, if the effect of each of such financial instruments is dilutive.

In computing diluted loss per share, the average stock price for the period is used in determining the number of Common Stock assumed to be purchased from the proceeds to be received from the exercise of stock options or stock warrants.

Shares that will be issued upon exercise of all stock options and stock warrants, have been excluded from the calculation of the diluted net loss per share for all the reported periods for which net loss was reported because the effect of the common shares issuable as a result of the exercise or conversion of these instruments was anti-dilutive

	In thousands of US dollars
	(except share data)
	Year ended
	December 31,
	2023	2022

Numerator:
Net loss	$7,097	$4,435
Deemed dividend related to trigger of down round protection feature (see Note 5C3 below)	855	-
Net loss attributable to common stockholders	$7,952	$4,435

Denominator:
Shares of Common Stock used in computing basic and diluted net loss per common stock	19,313,063	15,474,600
Shares of Common Stock to be issued upon exercise of pre-funded warrants (see Note 5B below)	1,397,066	-
Shares of Common Stock to be issued upon achievement of first performance milestone (see Note 4B below)	50,137	-
Weighted average number of Common Stock outstanding used in computing basic and diluted net loss per share	20,760,266	15,474,600
Basic and diluted net loss per common stock	$0.38	$0.29

K.	Stock-based compensation

The Company measures and recognizes the compensation expense for all equity-based payments to employees based on their estimated fair values in accordance with ASC 718, “Compensation-Stock Compensation”. Share-based payments including grants of stock options are recognized in the consolidated statement of operations and comprehensive loss as an operating expense based on the fair value of the award at the date of grant. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model. The Company has expensed compensation costs, net of estimated forfeitures, applying the accelerated vesting method, over the requisite service period or over the implicit service period when a performance condition affects the vesting, and it is considered probable that the performance condition will be achieved.

Since January 1, 2019, share-based payments to non-employees are accounted in accordance with ASC 718.

L.	Fair value of financial instruments

ASC Topic 825-10, “Financial Instruments” defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and other current liabilities balances, to approximate their fair values due to the short-term maturities of such financial instruments. ASC Topic 825-10, establishes the following fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2 - Observable prices that are based on inputs not quoted on active markets but corroborated by market data.
Level 3 - Unobservable inputs are used when little or no market data is available. Level 3 inputs are considered as the lowest priority under the fair value hierarchy.

The fair value of the financial instruments included in the working capital of the Company (cash and cash equivalents, accounts payable and other current assets and liabilities) approximates their carrying value.

The Company did not estimate the fair value of the loans received from stockholders since their repayment schedule has not yet been determined.

M.	Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and restricted cash. Cash and cash equivalents and restricted cash are deposited with a major bank in the United States. Management believes that such financial institutions are financially sound, accordingly, minimal credit risk exists with respect to these financial instruments. The Company does not have any significant off-balance-sheet concentration of credit risk, such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

N.	Contingencies

The Company records accruals for loss contingencies arising from claims, litigation and other sources when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Legal costs incurred in connection with loss contingencies are expensed as incurred.

O.	Warrants with down-round protection

The Company disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification in accordance with the provisions of ASU 2017-11, “Earnings Per Share” (ASU 2017-11). Based on its evaluation, management has determined that such warrants with down-round protection feature are eligible for equity classification.

Accordantly, upon the occurrence of an event that triggers a down round protection feature (i.e., when the exercise price of the warrants is adjusted downward because of the down round feature), the effect is accounted for as a deemed dividend and as a reduction of income available to common shareholders for purposes of basic earnings per share calculation. See also Note 2K above.

P.	Modification of equity-classified contracts

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

Q.	Recently issued accounting pronouncements, not yet adopted

1.	In November 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company’s annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted.

The Company is currently evaluating the potential effect that the updated standard will have on the consolidated financial statement disclosures.

2.	In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically relating to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company’s annual periods beginning January 1, 2025, with early adoption permitted.

The Company is currently evaluating the potential effect that the updated standard will have on the consolidated financial statement disclosures.

NOTE 3 – LOANS FROM STOCKHOLDERS

During the years 2003-2004, Integrity Israel received loans from stockholders (four separate lenders) in a total amount of approximately $400. However, following the repayment of the entire balance to certain lender in 2015, the remaining balance as of December 31, 2022 is approximately $196. The loans are indexed to the Israeli consumer price index from their origination date and bear no interest.

The Company will be required to pay the loans, in quarterly installments, commencing on the first quarter following the first fiscal year in which the Company reports net profit in its annual report. At such time, the Company will be required to make quarterly payments equal to 10% of its total sales for each quarter until the loans have been repaid in full. Notwithstanding the repayment mechanism, the Company will not be required to repay the loans during any period in which such payment would cause a deficit in the Company’s working capital.

As of December 31, 2023, the Company does not expect to make any material repayments during the following 12-month period, if any, and accordingly the entire remaining balance of the loans from stockholders have been presented as non-current liability.

NOTE 4 – COMMITMENTS AND CONTINGENT LIABILITIES

A.	On March 4, 2004, the IIA provided Integrity Israel with a grant of approximately $93 (NIS 420), for its plan to develop a non-invasive blood glucose monitor (the “Development Plan”). Integrity Israel is required to pay royalties to the IIA at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the Development Plan up to an amount equal to $93, plus interest at LIBOR from the date of grant. As to the replacement of the LIBOR benchmark rate, even though the IIA has not declared the alternative benchmark rate to replace the LIBOR, the Company does not believe it will have a significant impact. As of December 31, 2023, the remaining contingent liability with respect to royalty payment on future sales equals approximately $73, excluding interest. Such contingent obligation has no expiration date.

B.	On October 7, 2022 (“the Closing Date”), the Company entered into Intellectual Property Purchase Agreement (the “Agreement”) with Paul Goode, which is the Company’s Chief Executive Officer (the “Seller”), under which it was agreed that on and subject to the terms and conditions of the Agreement, at the Closing Date, Seller shall sell, assign, transfer, convey and deliver to the Company, all of Seller’s right, title and interest in and to the following assets, properties and rights (collectively, the “Purchased Assets”):

(a)	All rights, title, interests in all current and future intellectual property, including, but not limited to patents, trademarks, trade secrets, industry know-how and other IP rights relating to an implantable continuous glucose sensor (collectively, the “Conveyed Intellectual Property”); and

(b)	All the goodwill relating to the Purchased Assets.

In consideration for the sale by Seller of the Purchased Assets to the Company, at the Closing Date, the Company paid to Seller cash in the amount of one dollar and obligated to issue up to 1,000,000 Common Stock to be issued based upon specified performance milestones as set forth in the Agreement (the “Purchase Price”). In addition, if upon the final issuance, the aggregate 1,000,000 shares represent less than 1.5% of the then outstanding Common Stock of the Company, the final issuance will include such number of additional shares so that the total aggregate issuance equals 1.5% of the outstanding shares (the “True-Up Shares”). All shares of Common Stock of the company that will be issued under this agreement shall be (i) restricted over a limited period of 1-year and issued in transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended and (ii) subject to the lockup provisions.

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

At the Closing Date, it was determined that the asset acquisition represent the purchase of IPR&D with no alternative future use. However, the achievement of each of the performance milestones is considered as contingent event outside the Company’s control and thus the contingent consideration which is equal to the fair value of the Purchase Price as measured at the Closing Date will be recognized when it becomes probable that each target will be achieved within the reasonable period of time. Such additional contingent consideration will be recognized in subsequent periods if and when the contingency (the achievement of targets) is resolved, or when it will be considered as reasonably estimable under ASC 450, Contingencies.

In the middle of June 2023, the Company achieved the first performance milestone out of the five performance milestones outlined in the Agreement executed between the Company and the Seller as of the Closing Date. As a result, upon the date of fulfillment of the performance first milestone the Company was committed to issue 100,000 restricted shares to the Seller (such shares have been issued on February 6, 2024). During the year ended December 31, 2023, the Company recorded stock-based compensation expenses of $131 (as part of research and development expenses), which represents the quoted price of its Common Stock at the Closing Date, after taking into consideration a discount for lack of marketability at a rate of 30.4% over a restriction period of 1-year. As of December 31, 2023, achievement of all other performance milestones was not considered probable and thus stock-based compensation expenses were not recorded with respect to thereof.

NOTE 5 – COMMON STOCK AND WARRANTS WITH-DOWN ROUND PROTECTION

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

Upon satisfaction of customary closing conditions, the closing date of the above underwritten public offering was April 17, 2023 (the “Closing Date”). The Company received substantially all the pre-funded warrant’s proceeds upfront (without any conditions) as part of the pre-funded warrant’s purchase price and in return the Company is obligated to issue fixed number of 1,976,470 shares of Common Stock to the holders. Thus, pre-funded warrants were accounted for and were classified as additional paid-in capital as part of the Company’s stockholders’ equity.

Total incremental and direct issuance costs amounted to $1,270 thousand. These expenses were deducted from additional paid-in capital as they were allocated to shares of Common Stock and pre-funded warrants.

On January 3, 2024, the above pre-funded warrants have been fully exercised to 1,976,470 shares of Common Stock of the Company.

C.	Stock-based compensation

1.	Plan

On January 11, 2010, the Company’s Board of Directors approved and adopted the 2010 Share Incentive Plan (the “Plan”), pursuant to which the Company’s Board of Directors may award share options to purchase the Company’s Common Stock as well as restricted shares, Restricted Stock Units (the “RSU”) and other share-based awards to designated participants. Subject to the terms and conditions of the Plan, the Company’s Board of Directors has full authority in its discretion, from time to time and at any time, to determine (i) the designate participants; (ii) the terms and provisions of the respective award agreements, including, but not limited to, the number of share options to be granted to each optionee, the number of shares to be covered by each share option, provisions concerning the time and the extent to which the share options may be exercised and the nature and duration of restrictions as to the transferability or restrictions constituting substantial risk of forfeiture and to cancel or suspend awards, as necessary; (iii) determine the fair market value of the shares covered by each award; (iv) make an election as to the type of approved 102 Option under Israeli tax law; (v) designate the type of share options; (vi) take any measures, and to take actions, as deemed necessary or advisable for the administration and implementation of the Plan; (vii) interpret the provisions of the Plan and to amend from time to time the terms of the Plan.

2.	Grant of equity awards to employees

A.	In October 2022, the Company granted Mr. Mark Tapsak, the Vice President, Sensor Science of the Company, 115,857 options estimated at fair value of $22, to purchase the same number of Common Stock, with an exercise price per share equals to the greater of (A) $5.2 per share or (B) the closing price of a share of Common Stock on the grant date, as reported by Bloomberg L.P., which shall vest in equal monthly installments over a period of 3-years following the grant date.

B.	In August 2023, the Company granted Mrs. Drinda Benjamin, the Vice President, Marketing of the Company, 222,016 options estimated at fair value of $51, to purchase the same number of Common Stock, with an exercise price per share equals to the greater of (A) $1.36 per share or (B) the closing price of a share of Common Stock on the grant date, as reported by Bloomberg L.P., which shall vest in equal monthly installments over a period of 3-years following the grant date.

C.	During the years ended December 31, 2023 and 2022, the Company recorded stock-based compensation expenses of $281 and $439, respectively.

D.	The following table presents the Company’s stock options (excluding RSU) activity for employees and members of the Board of Directors of the Company under the Plan, for the years ended December 31, 2023 and 2022:

	Number of Share Options	Weighted Average Exercise Price	Weighted average remaining contractual life	Intrinsic value
		$	(years)	$

Outstanding as of December 31, 2021	620,053	8.0	3.0	-
Granted	115,857	5.2	2.7	-
Outstanding as of December 31, 2022	735,910	7.6	2.1	-
Exercisable as of December 31, 2022	245,535	12.4	2.6	-

	Number of Share Options	Weighted Average Exercise Price	Weighted average remaining contractual life	Intrinsic value
		$	(years)	$

Outstanding as of December 31, 2022	735,910	7.6	2.1	-
Granted	222,016	1.4	9.7	-
Forfeited or expired	(26,923)	64.5	1.7	-
Outstanding as of December 31, 2023	931,003	4.5	8.0	-
Exercisable as of December 31, 2023	500,984	5.6	7.9

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

E.	During the years ended December 31, 2023 and 2022, stock options have not been exercised into Common Stock.

F.	The following table presents the assumptions used to estimate the fair values of the share options granted in the reported periods presented:

	Years ended December 31
	2023	2022

Volatility (%)	220%	72.15%
Risk-free interest rate (%)	4.7%	2.5%
Dividend yield (%)	-	-
Expected life (years)	3	3
Exercise price ($)	1.4	5.2
Share price ($)	0.3	1.9

G.	As of December 31, 2023, there was $83 of unrecognized compensation expense related to unvested stock options. The Company recognizes compensation expense on an accelerated vesting basis over the requisite service periods, which results in a weighted average period of approximately 1.9 years over which the unrecognized compensation expense is expected to be recognized.

3.	Grant of equity awards to non-employees

A.

In connection with 2017 Offering, the Company has issued to Andrew Garrett Inc, who served as a placement agent in fundraising transaction (a) 5-years warrants to purchase up to 4,068,498 shares of Common Stock at an exercise price of $3.35 per share, (b) 5-years warrants to purchase up to 8,331 shares of Common Stock at an exercise price of $23.4 per share, (c) 5-years warrants to purchase up to 8,331 shares of Common Stock at an exercise price of $46.8 per share and (d) 5-years warrants to purchase up to 8,331 shares of Common Stock at an exercise price of $70.2 per share.

In connection with February 2020 Offering, the Company has issued to the Andrew Garrett Inc, who served as a placement agent a 5-years warrants to purchase up to 288,462 shares of Common Stock at an exercise price of $5.2 per share.

B.	On September 12, 2022, the Company signed on Advisory agreement with Andrew Garrett Inc, under which the Company agreed to extend the exercise through July 1, 2026, for all warrants issued pursuant to the Exchange Agreement dated December 31, 2018. The Company accounted for the extension of the warrants exercise period pursuant to ASC 718 as a modification. Accordingly, additional compensation of $56 was calculated as the fair value of the modified award in excess of the fair value of the original award measured immediately before its terms have been modified. The incremental fair value was recognized as an immediate expense in 2022 as the warrants were fully vested at the modification date.

C.	Upon closing of underwritten U.S. public offering as noted in Note 5B above, a down round protection feature of all the above warrants, was triggered through the reduction of their original exercise prices from a price in a range of $3.35-$70.2 to a price of $1.36 which represented the public offering price. Such reduction was accounted for in accordance with the provisions of ASU 2017-11as a deemed dividend estimated at a total amount of $855 thousand which was recorded as part of the additional paid-in capital versus increase of accumulated deficit. Regarding the effect of the loss per share, see also Note 2K above.

D.	For more information regarding the exchange of the above warrants to share of the Company’s Common Stock, see also Note 10A below.

The total compensation cost related to all of the Company’s equity-based awards recognized during the years ended December 31, 2023 and 2022 was comprised as follows:

	In thousands of US dollars
	December 31, 2023	December 31, 2022

Research and development	176	92
General and administrative	159	395
	335	487

NOTE 6 – RESEARCH AND DEVELOPMENT EXPENSES

	In thousands of US dollars
Research and Development	December 31, 2023	December 31, 2022

Salaries and related expenses	930	749
Professional fees	3,709	1,124
Depreciation	10	20
Vehicle maintenance	-	12
Other	55	62
	4,704	1,967

NOTE 7 – GENERAL AND ADMINISTRATIVE EXPENSES

	In thousands of US dollars
General and Administrative	December 31, 2023	December 31, 2022

Salaries and related expenses	340	617
Professional fees (including directors’ fee)	1,527	1,281
Vehicle maintenance	-	8
Depreciation	3	3
Insurance	336	457
Other	72	99
	2,278	2,465

GLUCOTRACK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 8 – INCOME TAX

A.	Measurement of results for tax purposes under the Israeli Income Tax (Inflationary Adjustments) Law, 1985 (the “Inflationary Adjustment Law”)
Commencing January 1, 2008, the results of operations of Integrity Israel for tax purposes have been measured on a nominal basis.
B.	Tax assessments

For federal, state and local income tax purposes the Company remains open for examination by the tax authorities for the tax years from 2019 through 2022 under the general statute of limitations.

Notwithstanding, pursuant and subject to the provisions of article 145 of the Income Tax Ordinance, Integrity Israel’s tax returns that were filed with the tax authority up to and including 2018 are considered final.

C.	Loss for the years ended December 31, 2023 and 2022 consists of the following:

	Year ended December 31
	2023	2022
Domestic	$6,945	$3,528
Foreign entity (Integrity Israel)	152	907
	7,097	4,435

D.	Net Operating Losses (NOL) carryforward

As of December 31, 2023, the Company had cumulative Net Operating Losses (NOL) carry forward for US federal purposes of approximately $17 million to offset against future taxable income for an indefinite period of time. Integrity Israel has cumulative NOL carry forward for Israeli income tax purposes of approximately $38.4 million to offset against future taxable income for an indefinite period of time.

E.	For the years ended December 31, 2023 and 2022, the main reconciling item is the recognition of valuation allowance in respect of deferred taxes relating to accumulated net operating losses carried forward and other permanent and temporary differences due to the uncertainty of the realization of such deferred taxes.

F.	Deferred taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of the Company’s future tax assets are as follows:

	As of December 31
Composition of deferred tax assets:	2023	2022
Vacation accrual	66	-
Research and development credits	1,033	174
Net operating losses carry forwards	12,368	11,805
Net deferred tax asset before deferred tax liabilities and valuation allowance	13,467	11,979

Valuation allowance	(13,467)	(11,979)
Net deferred tax assets	-	-

NOTE 9 – RELATED PARTIES

A.	For more information regarding warrants granted to Andrew Garrett, Inc. as placement agent and two parties associated with, including modification of terms and triggering of down round protection feature, see Note 5C3 above and Note 10 below.

B.	For more information regarding the intellectual property purchase agreement from the company’s CEO - See Note 4B above.

C.	For more information regarding the loans received from certain Stockholders - See Note 3 above.

D.

Tapsak Enterprises LLC, dba Virginia Analytical

On October 25, 2022, the Company entered into agreement with Tapsak Enterprises LLC dba Virginia Analytical, which fully owned by Mark Tapsak, who serves as the Vice President of Sensor Science of the Company, under which, Tapsak Enterprises LLC dba Virginia Analytical, is providing laboratory space, equipment and materials to support the Company sensor development activities. During the years ended December 31, 2023 and 2022, a total amount of $162 and $76 were recorded as part of the Company’s research and development expenses, respectively.

For more information regarding execution of lease agreement with Tapsak Enterprises LLC dba Virginia Analytical, see Note 10B below.

NOTE 10 – SUBSEQUENT EVENTS

A.

Exchange Agreement

On February 13, 2024, the Company entered into an Exchange Agreement with certain shareholders (the “Holders”), pursuant to which the Company and the Holders agreed to replace (the “Exchange”) warrants exercisable to common shares (the “Warrants”) owned by the Holders in exchange for shares of Common Stock to be issued by the Company.

On February 13, 2024, the Company closed the Exchange and issued to the Holders on February 15, 2024 an aggregate of 3,593,203 shares of Common Stock in exchange for 4,381,953 Warrants.

It was also agreed that the Holders will not, during the period (“Lock-Up Period”) (i) offer, pledge, announce the intention to sell, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any Shares, (ii) enter into any swap or other agreement that transfers, in whole or in part, any of the economic consequences of ownership of the Shares of, whether any such transaction described in clause (i) or (ii) above is to be settled by delivery of Shares or such other securities, in cash or otherwise, (iii) make any demand for or exercise any right with respect to, the registration of any Shares or any security convertible into or exercisable or exchangeable for shares of common stock, or (iv) publicly announce an intention to effect any transaction specific in clause (i), (ii) or (iii) above, provided however that the Holder, during the Lock-Up Period, may (a) sell or contract to sell Shares at a price higher than $0.50 per Share on any trading day up to 10% of the daily volume of Shares or (b) sell or contract to sell Shares at a price higher than $0.80 per Share on any trading day with no limitation on volume.

The Lock-Up Period shall expire at the earliest of (i) 365 days after the date hereof or (ii) until the Shares trade above $1.00 per Share for five consecutive trading days.

B.

Lease Agreement

On February 19, 2024, the Company entered into Lease Agreement (the “Agreement”) with Tapsak Enterprises LLC dba Virginia Analytical (the “Landlord”) under which it was agreed that the Company will lease from the Landlord a premises located in Front Royal, Virginia area for a monthly rental fee of $2.5 over a period of 3-years commencing March 1, 2024 through March 31, 2027 (the “Initial Lease Period”). Security deposit of one month or $2.5 will be held by the Landlord and will be return to the Company at the end of the Initial Lease Period.

In addition, the Company has an option to renew the Lease Period for another two additional periods of 3-years each following the Initial Lease Period (the “Option Term”), following to advanced notice as defined in the Agreement. The monthly rental fee over the Option Term shall be the fair market rate determined as what is a comparable cost for similar property in the Front Royal, Virginia area.

