Form 10-Q
period 2024-03-31
GlucoTrack, Inc.
filed 2024-05-15
CIK 1506983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 14, 2024, 27,393,002 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

GLUCOTRACK INC.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements regarding our future activities, events or developments, including such things as future revenues, product development, clinical trials, regulatory approval, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, projected performance and trends, and other such matters, are forward-looking statements. The words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “plan,” “may,” “will,” “could,” “would,” “should” and other similar words and phrases or the negative of such terms, are intended to identify forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q are based on certain historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. These statements relate only to events as of the date on which the statements are made and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. All of the forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially. Risks and uncertainties, the occurrence of which could adversely affect our business, include the risks identified in our Annual Report on Form 10-K for year ended December 31, 2023, under the caption “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report unless required by law.

GLUCOTRACK INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLUCOTRACK INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of US dollars except share data)

	In thousands of US dollars (except stock data)
	March 31, 2024	December 31, 2023
	Unaudited

Current Assets
Cash and cash equivalents	1,497	4,492
Other current assets	440	376
Total current assets	1,937	4,868

Operating lease right-of-use asset, net (Note 3C)	77	-
Property and equipment, net	82	27
Restricted cash	10	10
TOTAL ASSETS	2,106	4,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	1,014	839
Operating lease liability, current (Note 3C)	24	-
Other current liabilities	444	673
Total current liabilities	1,482	1,512

Non-current Liabilities
Loans from stockholders	195	196
Operating lease liability, non-current (Note 3C)	53	-
Total liabilities	1,730	1,708

Commitments and contingent liabilities (Note 4)

Stockholders’ Equity
Common Stock of $ 0.001 par value (“Common Stock”):
500,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 26,756,369 and 20,892,193 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	27	20
Additional paid-in capital	113,029	112,966
Receipts on account of shares	78	48
Accumulated other comprehensive income	22	16
Accumulated deficit	(112,780)	(109,853)
Total stockholders’ equity	376	3,197

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,106	4,905

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands of US dollars except share data) (unaudited)

	Three-month period ended March 31,
	2024	2023

Research and development	$2,148	$642
General and administrative	733	642
Selling and marketing expenses	70	-
Total operating expenses	2,951	1,284

Operating loss	2,951	1,284

Finance expenses (income), net	(24)	2

Net Loss	2,927	1,286
Other comprehensive income:
Foreign currency translation adjustment	(6)	(5)

Comprehensive loss for the period	$2,921	$1,281

Basic and diluted net loss per common stock	$(0.12)	$(0.08)

Weighted average number of common stock used in computing basic and diluted loss per common stock	24,959,768	15,503,632

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands of US Dollars except share data) (unaudited)

	In thousands of US Dollars (except share data)
	Common Stock		Additional	Receipts on	Accumulated Other		Total
	Numbers of Shares	Amount	Paid-in Capital	account of shares	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity

Balance as of January 1, 2023	15,500,730	15	103,095	4	17	(101,901)	1,230
Loss for the period	-	-	-	-	-	(1,286)	(1,286)
Other comprehensive income	-	-	-	-	5	-	5
Stock-based compensation	-	-	57	-	-	-	57
Issuance of restricted shares as compensation towards directors	2,902	(*) -	4	(4)	-	-	-
Restricted shares to be issued as compensation towards directors	-	-	-	5	-	-	5
Balance as of March 31, 2023	15,503,632	15	103,156	5	22	(103,187)	11

Balance as of January 1, 2024	20,892,193	20	112,966	48	16	(109,853)	3,197
Loss for the period	-	-	-	-	-	(2,927)	(2,927)
Other comprehensive income	-	-	-	-	6	-	6
Stock-based compensation	-	-	22	-	-	-	22
Issuance of restricted shares as compensation towards directors	194,503	-	48	(48)	-	-	-
Issuance of restricted shares as payment for achievement of milestone pursuant to purchase agreement (Note 4B)	100,000	1	(1)	-	-	-	-
Restricted shares to be issued as compensation towards directors	-	-	-	78	-	-	78
Exercise of prefunded warrants into shares (Note 3A)	1,976,470	2	(2)	-	-	-	-
Exchange of warrants into shares (Note 3B)	3,593,203	4	(4)	-	-	-	-
Balance as of March 31, 2024	26,756,369	27	113,029	78	22	(112,780)	376

(*)	Represents amount lower than $1.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US Dollars)

	Three-month period ended March 31,
	2024	2023
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(2,927)	$(1,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4	4
Stock-based compensation	22	57
Issuance of restricted shares as compensation towards directors	78	5
Linkage difference on principal of loans from stockholders	(1)	2
Changes in assets and liabilities:
Increase in other current assets	(64)	(137)
Increase (decrease) in accounts payable	175	(13)
Increase (Decrease) in other current liabilities	(229)	55
Net cash used in operating activities	(2,942)	(1,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(59)	-
Net cash used in investing activities	(59)	-

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	6	(5)

Change in cash and cash equivalents, and restricted cash	(2,995)	(1,318)

Cash and cash equivalents, and restricted cash at beginning of the period	4,502	2,331

Cash and cash equivalents, and restricted cash, end of period	$1,507	$1,013

	Three-month period ended March 31,
	2024	2023
	(Unaudited)
Supplemental disclosure of cash flow activities:

(a) Net cash paid during the year for:

Interest	$28	$-

(b) Non-cash activities:

Recognition of right for usage asset against a lease liability	$79	$-

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands of US Dollars)

NOTE 1 – GENERAL

A.	Glucotrack Inc. (the “Company”) was incorporated on May 18, 2010 under the laws of the State of Delaware. The Company is a medical device company, focused on the design, development and commercialization of novel technologies for use by people with diabetes. The Company is currently developing an Implantable Continuous Blood Glucose Monitor (“CBGM”) for persons with Type 1 diabetes and insulin-dependent Type 2 diabetes (the “Glucotrack CBGM Product”).

B.	Liquidity and capital resources

To date, the Company has not yet commercialized the Glucotrack CBGM Product. Further development and commercialization efforts are expected to require substantial additional expenditures. Therefore, the Company is dependent upon external sources for financing its operations. As of March 31, 2024, the Company has incurred accumulated deficit of $112,780. Furthermore, the Company has generated operating losses and negative operating cash flow for all reported periods. As of March 31, 2024, the balance of cash and cash equivalents which amounted to $1,497,000 is insufficient for the Company to realize its business plans for the twelve-month period subsequent to the reporting period.

Management has considered the significance of such conditions in relation to the Company’s ability to meet its current obligations and to achieve its business targets and has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the year ended December 31, 2023, the Company raised net proceeds of $8,730 through completion of an underwritten public offering. In addition, during the year ended December 31, 2023, the Company entered into exchange agreement with certain shareholders under which warrants with down round protection feature have been exchanged into shares of common stock in order to improve its equity structure to enable the completion of a planned equity financing (see also Note 3A). Moreover, in April 2024, the Company raised net proceeds of $500,000 through completion of private placement transaction (see also Note 5A).

The Company plans to finance its operations through the sale of equity and/or debt securities (including shelf registration statement on Form S-3 that was declared effective on September 27, 2021 by the Securities and Exchange Commission (“SEC”) and which allows the Company to register up to $90,000 of certain equity and/or debt securities of the Company through prospectus supplement). There can be no assurance that the Company will succeed in obtaining the necessary financing or generating sufficient revenues from sales of its Glucotrack CBGM Product, if any, in order to continue its operations as a going concern.

The condensed interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as was filed with the SEC on March 28, 2024. The unaudited condensed interim consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature.

The results for the period of three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or for any future period.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands of US Dollars)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

B. Use of Estimates in the Preparation of Financial Statements

The preparation of the condensed interim consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of expenses during the reported periods. Actual results could differ from those estimates. Management believes that there are no critical accounting estimates in these financial statements.

C. Principles of Consolidation

The condensed interim consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany balances and transactions have been eliminated in consolidation.

D. Cash and Cash Equivalents

Cash equivalents are short-term highly liquid investments which include short term bank deposits (up to three months from the date of deposit), that are not restricted as to withdrawals or use that are readily convertible to cash with maturities of three months or less as of the date acquired.

E. Leases

The Company applies ASC Topic 842, “Leases” (“ASC 842”) under which the Company determines if an arrangement is a lease at inception. The Company’s assessment is based on: (i) whether the contract involves the use of an identified asset, (ii) whether the Company obtains the right to substantially all of the economic benefits from the use of the asset throughout the period of use, and (iii) whether the Company has the right to direct the use of the asset.

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: (i) the lease transfers ownership of the asset by the end of the lease term, (ii) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (iii) the lease term is for a major part of the remaining useful life of the asset, (iv) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset, or (v) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of lease term. A lease is classified as an operating lease if it does not meet any one of these criteria. Since all the Company’s lease contracts for premises do not meet any of the criteria above, the Company concluded that all its lease contracts should be classified as operating leases.

Right of Usage (“ROU”) assets and liabilities are recognized on the commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As the Company’s leases do not provide an implicit rate, the Company uses its Incremental Borrowing Rate (“IBR”) based on the information available on the commencement date in determining the present value of lease payments. The Company’s IBR is estimated to approximate the interest rate for collateralized borrowing with similar terms and payments and in economic environments where the leased asset is located. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. Moreover, the ROU asset may also include initial direct costs, which are incremental costs of a lease that would not have been incurred if the lease had not been obtained. The Company uses the long-lived assets impairment guidance in ASC 360-10, “Property, Plant, and Equipment - Overall”, to determine whether a ROU asset is impaired, and if so, the amount of the impairment loss to recognize. Certain leases include options to extend or terminate the lease. An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain that the Company will exercise that option. An option to terminate is considered unless it is reasonably certain that the Company will not exercise the option.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands of US Dollars)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

F. Modification of equity-classified contracts

The modification or exchange of equity-classified contracts, such as warrants that were classified as equity before the modification or exchange and remained eligible for equity classification after the modification, is accounted for in a similar manner to a modification of stock-based compensation. Accordingly, the incremental fair value from the modification or exchange (the change in the fair value of the instrument before and after the modification or exchange), if any, is recognized as a reduction of retained earnings of increase of accumulated deficit as a deemed dividend. Modifications or exchanges that result in a decrease in the fair value of an equity-classified instrument are not reflected in accumulated deficit. In addition, the amount of the deemed dividend is also recognized as an adjustment to earnings available to common shareholders for purposes of calculating earnings per share.

G. Basic and diluted loss per share

Basic loss per share is computed by dividing the loss for the period applicable for Common Stockholders by the weighted average number of shares of Common Stock outstanding.

In computing, diluted loss per share, basic earnings per share are adjusted to reflect the potential dilution that could occur upon the exercise of options or warrants issued or granted using the “treasury stock method,” if the effect of each of such financial instruments is dilutive.

In computing diluted loss per share, the average stock price for the period is used in determining the number of Common Stock assumed to be purchased from the proceeds to be received from the exercise of stock options or stock warrants.

Shares that will be issued upon the exercise of all stock options and stock warrants (other than pre-funded warrants), have been excluded from the calculation of the diluted net loss per share for all the reported periods for which net loss was reported because the effect of the common shares issuable as result of the exercise or conversion of these instruments was anti-dilutive.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONT.)

(in thousands of US Dollars)

NOTE 3 - SIGNIFICANT TRANSACTIONS

A.	Exercise of pre-funded warrants

On January 3, 2024, a number of 1,976,470 pre-funded warrants granted through underwritten public offering in April 2023 have been fully exercised into the same number of shares of Common Stock of the Company.

B.	Exchange Agreement

On February 13, 2024, the Company entered into an Exchange Agreement with certain warrantholders (the “Holders”), pursuant to which the Company and the Holders agreed to exchange (the “Exchange”) warrants with down round protection feature exercisable to common shares (the “Warrants”) owned by the Holders for shares of Common Stock to be issued by the Company.

On February 13, 2024, the Company closed the Exchange and issued to the Holders on February 15, 2024 an aggregate of 3,593,203 shares of Common Stock in exchange for 4,381,953 Warrants (the “Shares”).

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

The Lock-Up Period shall expire at the earliest of (i) 365 days after the date hereof or (ii) until the Shares traded above $1.00 per Share for five consecutive trading days.

The Company accounted for the Exchange of the aforesaid warrants as deemed dividend which was calculated at the closing date by the management using the assistance of external appraiser as the excess of fair value of the share to be issued after taking into consideration a discount for lack of marketability at a rate of 16.81% over the Lock-Up Period over the fair value of the original equity instrument (i.e. warrants which included down round protection feature). However, since the fair value of the new equity instrument was estimated as lesser than the fair value of the replaced equity instrument, deemed dividend was not recorded.

C.	Lease Agreement

On February 19, 2024, the Company entered into Lease Agreement (the “Agreement”) with Tapsak Enterprises LLC dba Virginia Analytical (the “Landlord”) under which it was agreed that the Company will lease from the Landlord a premises located in Front Royal, Virginia area for a monthly rental fee of $2.5 over a period of 3-years commencing March 1, 2024 through February 28, 2027 (the “Initial Lease Period”). A security deposit of $2.5 which represents a one month payment is held by the Landlord and will be returned to the Company at the end of the Initial Lease Period.

In addition, the Company has an option to renew the Initial Lease Period for another two additional periods of 3-years each following the Initial Lease Period (the “Option Term”), following advanced notice as defined in the Agreement. The monthly rental fee over the Option Term shall be the fair market rate which is determined as the comparable cost for similar property in the Front Royal, Virginia area.

In accordance with the provision of ASC 842, Leases, at the commencement date of the Agreement, the Company recognized the right to usage asset equals to lease liability in total amount of $79. The lease liability was measured at the present value of the future lease payments, which are discounted based on an estimate of the estimated interest rate that the Company would be required to pay in order to borrow a similar amount for a similar period in order to obtain a similar amount on the date of first recognition of the lease (using a discount rate of 9.03%).

As part of the lease term, the Company considered only the Initial Lease Period, as the exercise of the option to extend the period was not considered as reasonably certain.

Right of usage asset:

Premises
Cost
Balance as of January 1, 2024	-
Additions	79
Balance as of March 31, 2024	79
Accumulated amortization
Balance as of January 1, 2024	-
Additions	2
Balance as of March 31, 2024	2

Amortized cost as of March 31, 2024	77

Lease liability:

Premises

Balance as of January 1, 2024	-
Additions	79
Interest expenses	1
Lease payments	(3)

Balance as of March 31, 2024	77

Amounts recognized in statements of cash flow:

Three months period ended March 31, 2024

Amortization of the right for usage asset	2
Interest expense in respect of lease liability	1
Repayment of principal in respect of lease liability	3

Total negative cash flows in respect of leasing for the period of three months ended March 31, 2024 are approximately $3.

Analysis of contractual payment dates of lease liability as of March 31, 2024:

Up to a year	$30
Between 1-2 years	30
More than 2 years	28
Total (undiscounted)	$88

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONT.)

(in thousands of US Dollars)

NOTE 4 – COMMITMENTS AND CONTINGENT LIABILITIES

A.	On March 4, 2004, the IIA provided Integrity Israel with a grant of approximately $93 (NIS 420,000), for its plan to develop a non-invasive blood glucose monitor (the “Development Plan”). Integrity Israel is required to pay royalties to the IIA at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the Development Plan up to an amount equal to $93 plus interest at LIBOR from the date of grant. As to the replacement of the LIBOR benchmark rate, even though the IIA has not declared the alternative benchmark rate to replace the LIBOR, the Company does not believe it will have a significant impact. As of March 31, 2024, the remaining contingent liability with respect to royalty payment on future sales equals approximately $73 excluding interest. Such contingent obligation has no expiration date.

B.	On October 7, 2022 (“the Closing Date”), the Company entered into an Intellectual Property Purchase Agreement (the “Agreement”) with Paul Goode, the Company’s Chief Executive Officer (the “Seller”), under which the parties agreed that on and subject to the terms and conditions of the Agreement, at the Closing Date, the Seller shall sell, assign, transfer, convey and deliver to the Company, all of the Seller’s right, title and interest in and to the following assets, properties and rights (collectively, the “Purchased Assets”):

(a)	All rights, title, interests in all current and future intellectual property, including, but not limited to patents, trademarks, trade secrets, industry know-how and other IP rights relating to an implantable continuous glucose sensor (collectively, the “Conveyed Intellectual Property”); and

(b)	All the goodwill relating to the Purchased Assets.

In consideration for the sale by the Seller of the Purchased Assets to the Company, at the Closing Date, the Company paid to Seller cash in the amount of one dollar and obligated the Company to issue up to 1,000,000 shares of its Common Stock to be issued based upon specified performance milestones as set forth in the Agreement (the “Purchase Price”). In addition, if upon the final issuance, the aggregate 1,000,000 shares represent less than 1.5% of the then outstanding Common Stock of the Company, the final issuance will include such number of additional shares so that the total aggregate issuance equals 1.5% of the outstanding shares (the “True-Up Shares”). All shares of Common Stock of the Company that will be issued under this agreement shall be (i) restricted over a limited period of 1-year and issued in transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended and (ii) subject to the lockup provisions.

When the Company acquires net assets that do not constitute a business, as defined under ASU 2017-01 Business Combinations (Topic 805) Clarifying the Definition of a Business (such as when there is no substantive process in the acquired entity) the transaction is accounted for as an asset acquisition and no goodwill is recognized. The acquired In-Process Research and Development intangible asset (“IPR&D”) to be used in research and development projects which have been determined not to have alternative future use, is expensed immediately.

At the Closing Date, it was determined that the asset acquisition represents the purchase of IPR&D with no alternative future use. However, the achievement of each of the performance milestones is considered as a contingent event outside the Company’s control and thus the contingent consideration which is equal to the fair value of the Purchase Price as measured at the Closing Date will be recognized when it becomes probable that each target will be achieved within the reasonable period of time. Such additional contingent consideration will be recognized in subsequent periods if and when the contingency (the achievement of targets) is resolved, or when it will be considered as reasonably estimable under ASC 450, Contingencies.

During June 2023, the Company achieved the first performance milestone out of the five performance milestones outlined in the Agreement executed between the Company and the Seller as of the Closing Date. As a result, upon the date of the fulfilment of the first performance milestone the Company was committed to issue 100,000 restricted shares to the Seller. Accordingly, in 2023, the Company recorded an amount of $131 as research and development expenses with a similar amount as an increase to additional paid-in capital. The shares were issued on February 6, 2024. As of March 31, 2024, the achievement of all other remaining performance milestones was not considered probable and thus nothing was accrued with respect to thereof.

NOTE 5 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed interim consolidated financial statements were issued May 15, 2024. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as follows:

A.	Private Placement Agreement

On April 22, 2024, the Company entered into private placement agreement under which the Company issued 396,825 shares of its common stock at a price of $1.26 per share for aggregate gross proceeds of $500,000 (the “Offering”). The Offering included the participation of certain members of the Company’s executive management, Board of Directors and existing shareholders.

There were no warrants issued and no commissions or brokerage fees paid in connection with the Offering.

B.	Reverse Stock Split

At the Company’s annual meeting of stockholders held on April 26, 2024, the stockholders of the Company approved a proposal to authorize the Company’s Board of Directors (the “Board”) to file a Certificate of Amendment to the Company’s Certificate of Incorporation, as amended, to effect a reverse stock split of the Company’s common stock, par value $0.001 per share at a ratio between 1-for-5 and 1-for-30, to be effected at such time and date, if at all, as determined by the Board in its sole discretion (the “Reverse Stock Split”). On April 30, 2024, the Board approved the Reverse Stock Split.

As of the date of the filing of this Quarterly Report on 10-Q, the Company has not filed the Certificate of Amendment to implement the Reverse Stock Split, and the Reverse Stock Split is not effective as of the time of filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies and prospects. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements regarding our future activities, events or developments, including such things as future revenues, capital raising and financing, product development, clinical trials, regulatory approval, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, projected performance and trends, and other such matters, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “may,” “will,” “could,” “would,” “should” and other similar words and phrases, are intended to identify forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. These statements relate only to events as of the date on which the statements are made and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. All of the forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially. Risks and uncertainties, the occurrence of which could adversely affect our business, include the risks identified under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023. The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Overview

We are a medical device company focused on the design, development and commercialization of novel technologies for use by people with diabetes. We are currently developing an implantable (“CBGM”) for those with Type 1 diabetes and insulin-dependent Type 2 diabetes.

The Company was founded with a mission to develop GlucoTrack®, a non-invasive glucose monitoring device designed to help people with diabetes and pre-diabetics obtain glucose level readings without the pain, inconvenience, cost and difficulty of conventional (invasive) spot finger stick devices. The first generation of GlucoTrack, which successfully received CE Mark approval, obtained glucose measurements via a small sensor clipped onto one’s earlobe. A limited release beta test in Europe and the Middle East demonstrated the need for an updated product with improved accuracy and human factors. As the glucose monitoring landscape rapidly moved away from point-in-time measurement to continuous measurement since then, the Company recently determined that it would focus its efforts on developing its Implantable CBGM. As such, we have since withdrawn our CE Mark for GlucoTrack and are no longer pursuing commercialization of this product or development of any further iterations.

The Company is currently developing an implantable CBGM for use by Type 1 diabetes patients as well as insulin-dependent Type 2 patients. Implant longevity is key to the success of such a device. We have recently completed a feasibility study successfully demonstrating that a minimum two-year implant life is highly probable with the current sensor design. We have also initiated an animal study with an initial prototype system that has thus far demonstrated a simple implant procedure and good functionality. The Company will initiate a long-term animal trial in late Q4 2024 as well as initiate development of its commercial device, also in late Q4, in preparation of regulatory submission in late 2024 for a first in human study. We believe our technology, if successful, has the potential to be more accurate, more convenient and have a longer duration than other implantable glucose monitors that are either in the market or currently under development.

We are currently developing our own mobile companion application and a cloud-based solution platform to provide real time, data driven personalized tools to effectively help users manage their diabetes. In addition to being a critical and effective management tool for the end user, we believe that third parties such as insurers, pharmaceutical companies and advertisers would be willing to pay for the de-identified data that we will obtain through our platform, and that this is an opportunity for us to develop an additional revenue source.

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

Recent Events

As previously reported, on May 26, 2023, the Company received a staff deficiency notice from The Nasdaq Stock Market (“Nasdaq”) indicating that the Company no longer complied with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market under Rule 5550(a)(2) of the Nasdaq Listing Rules (the “Bid Price Rule”). Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company was provided with a compliance period of 180 calendar days, or until November 22, 2023, to regain compliance with the Bid Price Rule.

On November 24, 2023, the Company received a notice from Nasdaq stating that it has been granted an additional 180 calendar days, or until May 20, 2024, to regain compliance with the Bid Price Rule (the “Extended Compliance Period”). If at any time during the Extended Compliance Period, the closing bid price of our Common Stock is at least $1.00 per share for a minimum of 10 consecutive business days, the Nasdaq will provide written confirmation that we have regained compliance with the Bid Price Rule. If we cannot demonstrate compliance during the Extended Compliance Period, then Nasdaq will provide notice that our Common Stock will be subject to delisting. At that time, the Company may appeal the Staff’s determination to a hearings panel.

At the Company’s annual meeting of stockholders held on April 26, 2024, the stockholders of the Company approved a proposal to authorize the Company’s Board of Directors (the “Board”) to file a Certificate of Amendment to the Company’s Certificate of Incorporation, as amended, to effect a reverse stock split of the Company’s common stock, par value $0.001 per share at a ratio between 1-for-5 and 1-for-30, to be effected at such time and date, if at all, as determined by the Board in its sole discretion (the “Reverse Stock Split”). On April 30, 2024, the Board approved the Reverse Stock Split. Among other considerations, the Company plans to implement the Reverse Stock Split to satisfy the Bid Price Rule for continued listing on Nasdaq. There can be no assurance that we will be able to regain and sustain compliance with all applicable requirements for continued listing on Nasdaq. In the event that we are unable to regain and sustain compliance with all applicable requirements for continued listing on the Nasdaq, our common stock may be delisted from Nasdaq.

On February 13, 2024, the Company entered into an exchange agreement with certain shareholders (the “Holders”), pursuant to which the Company and the Holders agreed to exchange 4,381,953 of common stock purchase warrants owned by the Holders for 3,593,203 shares of the Company’s common stock, par value $0.001 per share.

The summary of our significant accounting policies is included under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our fiscal 2023 Form 10-K. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. There have been no material changes to the critical accounting policies and estimates as filed in such report.

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the three-months ended March 31, 2024 compared with the same periods ended March 31, 2023. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Consolidated Results of Operations for the Three Months ended March 31, 2024 and 2023

Research and development expenses

Research and development expenses were approximately $2.1 million for the three-month period ended March 31, 2024, as compared to approximately $642,000 for the prior-year period. The increase is attributable to consulting fees we accrued during the period.

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

Marketing expenses

Marketing expenses were approximately $70,000 for the three-month period ended March 31, 2024, as compared to $0 for the prior-year period. This increase is primarily attributable to business development personnel and professional marketing services.

General and administrative expenses

General and administrative expenses were approximately $733,000 for the three-month period ended March 31, 2024, as compared to approximately $642,000 for the prior-year period. The increase is attributable to professional fees we accrued during the period.

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

Financing income (expenses), net

Financing income, net was approximately $24,000 for the three-month period ended March 31, 2024, as compared to financing expense of approximately $2,000 for the prior-year period. The increase is attributable to interest income received during the period.

Net Loss

Net loss was approximately $2.93 million for the three-month period ended March 31, 2024, as compared to approximately $1.31 million for the prior-year period. The increase in net loss is attributable primarily to the increase in our research and development operating expenses, as described above.

Cash Flows for the Nine Months Ended March 31, 2024 and 2023

Operating Activities

Net cash used in operating activities was approximately $2.94 million and approximately $1.31 million for the three-month periods ended March 31, 2024 and 2023, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of approximately $2.93 million and approximately $1.29 million, respectively.

Investing Activities

Net cash used in investing activities was $59,000 and $0 for the three-month periods ended March 31, 2024 and 2023, respectively. Net cash used in investing activities primarily reflects the purchasing of fixed assets.

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Since our incorporation, we have devoted substantially all our resources to research and product development and to providing general and administrative support for these activities. Since our incorporation, we have incurred significant losses and negative cash flows from operations. During the three months ended March 31, 2024, we incurred a net loss of approximately $3.0 million and used $2.9 million of cash in our operations. As of March 31, 2024, we had an accumulated deficit of approximately $112.8 million. We expect to continue to incur significant and increasing losses and do not expect positive cash flows from operations for the foreseeable future, and our net losses may fluctuate significantly from period to period depending on the timing of and expenditures on our research and development activities.

Based on our operating plans, we do not expect that our current cash and cash equivalents as of March 31, 2024, will be sufficient to fund our operating, investing, and financing cash flow needs for at least the next twelve months, assuming our programs advance as currently contemplated. Based upon this review and our current financial condition, the Company has concluded that substantial doubt exists as to our ability to continue as a going concern. We have and believe we will continue to be able to raise additional capital through debt financing, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. However, there can be no assurances that such financing will be available or will be at terms acceptable to us, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our clinical trials or other operations. If any of these events occur, our ability to achieve our operational goals would be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on commercially acceptable terms favorable to us, or at all.

Going Concern Uncertainty

As of December 31, 2023, cash on hand was $1,497,000. The development and commercialization of non-invasive glucose monitoring devices for use by people, are expected to require substantial further expenditures. We remain dependent upon external sources for financing our operations. Since inception, we have incurred substantial accumulated losses and negative operating cash flow and have a significant accumulated deficit. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We plan to finance our operations through the sale of equity (including a shelf registration statement on Form S-3 that was declared effective on September 27, 2021 by the SEC which allows the Company to register up to $90,000 of certain equity and/or debt securities of the Company). There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations.

However, in April 2024, the Company raised net proceeds of $500,000 through the completion of a private placement transaction.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024, or the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are ineffective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is not accumulated and communicated to management, including our principal executive and financial officers, in a manner sufficient to allow timely decisions regarding required disclosure, due to the material weaknesses in internal control over financial reporting related to lack of sufficient internal accounting personnel, segregation of duties, and lack of sufficient internal controls (including IT general controls) that encompass the Company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material legal proceedings. From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. The outcome of litigation is inherently uncertain, and there can be no assurances that favorable outcomes will be obtained. In addition, regardless of the outcome, such proceedings or claims can have an adverse impact on us, which may be material because of defense and settlement costs, diversion of resources and other factors.

Item 1A. Risk Factors.

You should carefully consider the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report for the fiscal year ended December 31, 2023, which could materially affect our business, financial position, or future results of operations. The risks described in our Annual Report for the fiscal year ended December 31, 2023, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial position, or future results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. The risk factors set forth below supplements and updates the risk factors previously disclosed and should be read together with the risk factors described in our Annual Report for the fiscal year ended December 31, 2023 and with any risk factors we may include in subsequent periodic filings with the SEC.

We may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable product candidates.

Given the current momentum for continuous blood glucose monitoring (“CBGM”) in the diabetes market, we have announced our decision to reset our priorities, improve our commercial outlook and refine our business strategy to focus on our implantable CBGM technology. Should our efforts to focus on this CBGM technology not be successful, we will need to further evaluate our business strategy and, as a result, our Board of Directors may decide that it is in the best interest of our stockholders to dissolve our Company and liquidate our assets or otherwise modify our strategy in the future. In this regard, we may, from time to time, focus our product development efforts on different product candidates or may delay, suspend or terminate the future development of a product candidate at any time for strategic, business, financial or other reasons. As a result of changes in our strategy, we have and may in the future change or refocus our existing product development, commercialization and manufacturing activities. This could require changes in our facilities and our personnel. Any product development changes that we implement may not be successful. In particular, we may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable product candidates. Our decisions to allocate our research and development, management and financial resources toward particular product candidates may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate product development programs may also prove to be incorrect and could cause us to miss valuable opportunities.

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our Common Stock.

Our common stock is currently listed for trading on The Nasdaq Stock Market LLC. We must satisfy the continued listing requirements of Nasdaq, to maintain the listing of our common stock on The Nasdaq Stock Market LLC.

As previously disclosed, on May 26, 2023, we received notice from the Staff indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, we were not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”).

We initially had 180 days from May 26, 2023, or through November 22, 2023, to regain compliance with the Bid Price Rule. However, on November 24, 2023, we received a notice from Nasdaq stating that we were granted an additional 180 calendar days, or until May 20, 2024, to regain compliance with the Bid Price Rule (the “Extended Compliance Period”). If at any time during the Extended Compliance Period, the closing bid price of our Common Stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation that we have regained compliance with the Bid Price Rule. If we cannot demonstrate compliance during the Extended Compliance Period, then Nasdaq will provide notice that our Common Stock will be subject to delisting. At that time, the Company may appeal the Staff’s determination to a hearings panel.

At the Company’s annual meeting of stockholders held on April 26, 2024, the stockholders of the Company approved a proposal to authorize the Company’s Board of Directors (the “Board”) to file a Certificate of Amendment to the Company’s Certificate of Incorporation, as amended, to effect a reverse stock split of the Company’s common stock, par value $0.001 per share at a ratio between 1-for-5 and 1-for-30, to be effected at such time and date, if at all, as determined by the Board in its sole discretion (the “Reverse Stock Split”). On April 30, 2024, the Board approved the Reverse Stock Split. Among other considerations, the Company plans to implement the Reverse Stock Split to satisfy the Bid Price Rule for continued listing on Nasdaq.

There can be no assurance that we will be able to regain and sustain compliance with all applicable requirements for continued listing on Nasdaq. In the event that we are unable to regain and sustain compliance with all applicable requirements for continued listing on the Nasdaq, our common stock may be delisted from Nasdaq.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the quarter ended March 31, 2024, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of Integrity Applications, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 22, 2011)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 22, 2011)
3.3	Bylaws of Integrity Applications, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 22, 2011)
3.4	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2020)
3.5	Amendments to The Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022)
10.1†	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2024)
31.1**	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2**	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2024

GLUCOTRACK, INC.

By:	/s/ James Cardwell
Name:	James Cardwell
Title	Chief Financial Officer
(Principal Financial Officer)

