Form 10-Q
period 2024-06-30
Glucotrack, Inc.
filed 2024-08-13
CIK 1506983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 9, 2024, 5,478,436 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

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

GLUCOTRACK INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLUCOTRACK INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of US dollars except share data)

	June 30, 2024	December 31, 2023
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	159	4,492
Other current assets	283	376
Total current assets	442	4,868

Operating lease right-of-use asset, net (Note 3C)	71	-
Property and equipment, net	86	27
Restricted cash	9	10
TOTAL ASSETS	608	4,905

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	2,736	839
Notes payable (Note 3F)	12	-
Operating lease liability, current (Note 3F)	25	-
Other current liabilities	887	673
Total current liabilities	3,660	1,512

Non-current liabilities
Loans from stockholders	191	196
Operating lease liability, non-current (Note 3F)	46	-
Total liabilities	3,897	1,708

Commitments and contingent liabilities (Note 4)

Stockholders’ equity
Common Stock of $ 0.001 par value (“Common Stock”):
100,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 5,478,436 and 4,178,274 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	5	4
Additional paid-in capital	113,903	112,982
Receipts on account of shares	50	48
Accumulated other comprehensive income	22	16
Accumulated deficit	(117,269)	(109,853)
Total stockholders’ equity (deficit)	(3,289)	3,197

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	608	4,905

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands of US dollars except share data) (unaudited)

	Six-month period ended June 30,			Three-month period ended June 30,
	2024	2023		2024	2023
Research and development expenses	$5,737		$1,269	$3,589		$627
Marketing expenses	170		-	100		-
General and administrative expenses	1,535		1,194	802		552
Total operating expenses	7,442		2,463	4,491		1,179

Operating loss	7,442		2,463	4,491		1,179

Finance income, net	(26)		(1)	(2)		(3)
Net Loss	7,416		2,462	4,489		1,176

Other comprehensive income:
Foreign currency translation adjustment	(6)		(11)	-		(6)
		$			$
Comprehensive loss for the period	$7,410		2,451	$4,489		1,170
		$			$
Basic and diluted net loss per common stock	$1.42		0.66	$0.82		0.27

Weighted average number of common stock used in computing basic and diluted loss per common stock	5,234,765		$3,706,510	5,475,748		$4,312,294

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands of US Dollars except share data) (unaudited)

	In thousands of US Dollars (except share data)
	Common Stock		Additional	Receipts on account	Accumulated Other		Total Stockholders’
	Numbers of Shares	Amount	Paid-in Capital	of shares	Comprehensive Income	Accumulated Deficit	Equity (Deficit)

Balance as of January 1, 2023	3,099,982	$3	$103,107	$4	$17	$(101,901)	$1,230
Loss for the period	-	-	-	-	-	(2,462)	(2,462)
Other comprehensive income	-	-	-	-	11	-	11
Stock-based compensation	-	-	229		-	-	229
Deemed dividend resulted from trigger of down round protection feature of certain warrants granted	-	-	855	-	-	(855)	-
Issuance of Common Stock and pre-funded warrants upon completion of public offering, net of offering expenses	1,075,294	1	8,729	-	-	-	8,730
Issuance of shares as compensation to the board of directors	2,998	(*) -	9	(4)	-	-	5
Balance as of June 30, 2023	4,178,274	$4	$112,929	$-	$28	$(105,218)	$7,743

Balance at April 1, 2023	3,100,562	$3	$103,168	$5	$22	$(103,187)	$11
Loss for the period	-	-	-	-	-	(1,176)	(1,176)
Other comprehensive income	-	-	-	-	6	-	6
Stock-based compensation	-	-	172	-	-	-	172
Deemed dividend resulted from trigger of down round protection feature of certain warrants granted	-	-	855	-	-	(855)	-
Issuance of Common Stock and pre-funded warrants upon completion of public offering, net of offering expenses	1,075,294	1	8,729	-	-	-	8,730
Issuance of restricted shares as compensation towards directors	2,418	(*) -	5	(5)	-	-	-
Balance as of June 30, 2023	4,178,274	$4	$112,929	$-	$28	$(105,218)	$7,743

Balance as of January 1, 2024	4,178,274	$4	$112,982	$48	$16	$(109,853)	$3,197

Loss for the period	-	-	-	-	-	(7,416)	(7,416)
Other comprehensive income	-	-	-	-	6	-	6
Stock-based compensation	-	-	228	-	-	-	228
Issuance of restricted shares as compensation towards directors	86,861	(*)	126	(48)	-	-	78
Restricted shares to be issued as compensation towards directors	-	-	-	50	-	-	50
Issuance of Common Stock upon private placement transaction (Note 3D)	79,366	(*)	500	-	-	-	500
Issuance of restricted shares as payment for a previous achievement of milestone pursuant to purchase agreement (Note 4B)	20,000	(*)	-	-	-	-	-
Exercise of prefunded warrants into shares (Note 3A)	395,294	(*)	-	-	-	-	-
Exchange of warrants into shares (Note 3B)	718,641	1	(1)	-	-	-	-
Issuance of warrants through private placement transaction (Note 3F)	-	-	68	-	-	-	68
Balance as of June 30, 2024	5,478,436	$5	$113,903	$50	$22	$(117,269)	$(3,289)

Balance as of April 1, 2024	5,351,110	$5	$113,050	$78	$22	$(112,780)	$375
Loss for the period	-	-	-	-	-	(4,489)	(4,489)
Stock-based compensation	-	-	207	-	-	-	207
Issuance of restricted shares as compensation towards directors	47,960	(*)	78	(78)	-	-	-
Issuance of Common Stock upon private placement transaction (Note 3D)	79,366	(*)	500	-	-	-	500
Restricted shares to be issued as compensation towards directors	-	-	-	50	-	-	50
Issuance of warrants through private placement transaction (Note 3F)	-	-	68	-	-	-	68
Balance as of June 30, 2024	5,478,436	$5	$113,903	$50	$22	$(117,269)	$(3,289)

(*)	Represents amount lower than $1.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US Dollars) (Unaudited)

	Six-month period ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(7,416)	$(2,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12	7
Stock-based compensation	228	229
Issuance of restricted shares as compensation towards directors	128	5
Linkage difference on principal of loans from stockholders	(5)	6
Changes in assets and liabilities:
Other current assets	93	(104)
Accounts payable	1,897	173
Other current liabilities	214	(121)
Net cash used in operating activities	(4,849)	(2,267)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(71)	-
Net cash used in investing activities	(71)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and warrants through private placement transaction (Note 3F)	80	-
Net proceeds received from underwritten U.S. public offering	-	8,730
Proceeds received from private placement transaction (Note 3D)	500	-
Net cash provided by financing activities	580	8,730

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	6	(10)

Change in cash and cash equivalents, and restricted cash	(4,334)	6,453

Cash and cash equivalents, and restricted cash at beginning of the period	4,502	2,331

Cash and cash equivalents, and restricted cash, end of period	$168	$8,784

Supplemental disclosure of cash flow activities:

(a) Net cash paid during the year for:

Interest	$32	$-

(b) Non-cash investment and financing activities:

Deemed dividend upon trigger of down round protection	$-	$855

Recognition of right for usage asset against a lease liability (Note 3C)	$79	$-

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands of US Dollars, except share and per share data)

NOTE 1 - GENERAL

A.	Glucotrack Inc. (the “Company”) was incorporated on May 18, 2010 under the laws of the State of Delaware. The Company is a medical device company, focused on development of an Implantable Continuous Glucose Monitor (CGM) for persons with Type 1 diabetes and insulin-dependent Type 2 diabetes (the “Glucotrack CBGM Product”).

B.	Liquidity and capital resources

To date, the Company has not yet commercialized the Glucotrack CBGM Product. Further development and commercialization efforts are expected to require substantial additional expenditure. Therefore, the Company is dependent upon external sources for financing its operations. As of June 30, 2024, the Company has incurred accumulated deficit of $117,269. Furthermore, the Company has generated operating losses and negative operating cash flow for all reported periods. As of June 30, 2024, the balance of cash and cash equivalents amounted to $159 together with additional amounts raised subsequent to the balance sheet date amounted to $4,360 thousand are insufficient for the Company to realize its business plans for the twelve-month period subsequent to the reporting period.

During the year ended December 31, 2023, the Company raised net proceeds of $8,730 through completion of underwritten public offering. In addition, during the period of six month ended June 30, 2024, the Company entered into (i) exchange agreement with certain shareholders under which warrants with down round protection feature have been exchanged into shares of common stock in order to facilitate its equity structure (see also Note 3B), (ii) private placement agreement under which the Company raised proceeds of $500 (see also Note 3D) and (iii) note and warrant agreement under which the Company raised proceeds of $80 (see also Note 3F).

In addition, subsequent to the balance sheet date, the Company entered into (i) convertible promissory notes under which the Company raised gross proceeds of $360 (see also Note 5A) and (ii) convertible promissory notes and warrants agreement under which the Company raised gross proceeds of $4,000 (see also Note 5B).

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023, as was filed with the Securities and Exchange Commission (“SEC”) on March 28, 2024. The unaudited condensed interim consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature.

The results for the period of three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or for any future period.

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

Cash equivalents are short-term highly liquid investments which include short term bank deposits (up to three months from date of deposit), that are not restricted as to withdrawals or use that are readily convertible to cash with maturities of three months or less as of the date acquired.

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

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands of US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

F.	Warrants

Certain warrants that were issued to several holders are classified as a component of permanent equity since they are freestanding financial instruments that are legally detachable and separately exercisable, do not embody an obligation for the Company to repurchase its own shares, and permit the holders to receive a fixed number of Ordinary Shares upon exercise for a fixed exercise price and thus, are considered as indexed to the Company’s own shares. As such warrants were issued together with financial instruments that are not subsequently measured at fair value and the warrants were measured based on allocation of the proceeds received by the Company in accordance with the relative fair value basis. When applicable, direct issuance expenses that were allocated to certain warrants were deducted from additional paid-in capital.

G.	Leases

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

Right of Use (“ROU”) assets and liabilities are recognized on the commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of the Company’s leases do not provide an implicit rate, the Company uses its Incremental Borrowing Rate (“IBR”) based on the information available on the commencement date in determining the present value of lease payments. The Company’s IBR is estimated to approximate the interest rate for collateralized borrowing with similar terms and payments and in economic environments where the leased asset is located. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. Moreover, the ROU asset may also include initial direct costs, which are incremental costs of a lease that would not have been incurred if the lease had not been obtained. The Company uses the long-lived assets impairment guidance in ASC 360-10, “Property, Plant, and Equipment - Overall”, to determine whether a ROU asset is impaired, and if so, the amount of the impairment loss to recognize. Certain leases include options to extend or terminate the lease. An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain that the Company will exercise that option. An option to terminate is considered unless it is reasonably certain that the Company will not exercise the option.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands of US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

G.	Basic and diluted loss per share

Basic loss per share is computed by dividing the loss for the period applicable (after considering the effect of deemed dividend related to trigger of down round protection feature) for Common Stockholders by the weighted average number of shares of Common Stock outstanding and shares of Common Stock to be issued upon achievement of performance milestone during the period and upon exercise of pre-funded warrants. In computing, diluted loss per share, basic earnings per share are adjusted to reflect the potential dilution that could occur upon the exercise of options or warrants issued or granted using the “treasury stock method”, if the effect of each of such financial instruments is dilutive. In computing diluted loss per share, the average stock price for the period is used in determining the number of Common Stock assumed to be purchased from the proceeds to be received from the exercise of stock options or stock warrants.

Shares to be issued upon exercise of all stock options and stock warrants, have been excluded from the calculation of the diluted net loss per share for all the reported periods for which net loss was reported because the effect of the common shares issuable as result of the exercise or conversion of these instruments was anti-dilutive.

The net loss and the weighted average number of shares of Common Stock used in computing basic and diluted net loss per Common Stock for the period of six and three month ended June 30, 2024 and 2023, is as follows:

	US dollars (except share data)		US dollars (except share data)
	Six-month period ended June 30,		Three-month period ended June 30,
	(Unaudited)		(Unaudited)
	2024	2023	2024	2023

Numerator:
Net loss	$7,416	$2,462	$4,489	$1,176
Deemed dividend related to trigger of down round protection feature	-	855	-	855
Net loss attributable to common stockholders	$7,416	$3,317	$4,489	$2,031

Denominator:
Shares of Common Stock used in computing basic and diluted net loss per common stock	5,226,975	3,544,000	5,460,081	3,987,275
Shares of Common Stock to be issued upon exercise of pre-funded warrants	-	162,510	-	325,019
Shares of Common Stock to be issued upon achievement of second performance milestone	7,790	-	15,667	-
Weighted average number of Common Stock outstanding used in computing basic and diluted net loss per share	5,234,765	3,706,510	5,475,748	4,312,294
Basic and diluted net loss per common stock	$1.42	$0.89	$0.82	$0.47

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONT.)

(in thousands of US Dollars)

NOTE 3 - SIGNIFICANT TRANSACTIONS

A.	Exercise of pre-funded warrants

On January 3, 2024, a number of 395,294 pre-funded warrants granted through underwritten public offering in April 2023 have been fully exercised into the same number of shares of Common Stock of the Company.

B.	Exchange Agreement

On February 13, 2024, the Company entered into an Exchange Agreement with certain warrant holders (the “Holders”), pursuant to which the Company and the Holders agreed to exchange (the “Exchange”) warrants with down round protection feature exercisable to common shares (the “Warrants”) owned by the Holders for shares of Common Stock to be issued by the Company.

On February 13, 2024, the Company closed the Exchange and issued to the Holders on February 15, 2024 an aggregate of 718,641 shares of Common Stock in exchange for 876,391 Warrants (the “Shares”).

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

The Company accounted for the Exchange of the aforesaid warrants with shares as deemed dividend which was calculated at the closing date by the management using the assistance of external appraiser as the excess of fair value of the share to be issued after taking into consideration a discount for lack of marketability at a rate of 16.81% over the Lock-Up Period over the fair value of the original equity instrument (i.e. warrants which included down round protection feature). However, since the fair value of the new equity instrument was estimated as lesser than the fair value of the replaced equity instrument, deemed dividend was not recorded.

C.	Lease Agreement

On February 19, 2024, the Company entered into Lease Agreement (the “Agreement”) with Tapsak Enterprises LLC dba Virginia Analytical (the “Landlord”) under which it was agreed that the Company will lease from the Landlord a premises located in Front Royal, Virginia area for a monthly rental fee of $2.5 over a period of 3-years commencing March 1, 2024 through February 28, 2027 (the “Initial Lease Period”). Security deposit of $2.5 which represents payment of one month is held by the Landlord which will be return to the Company at the end of the Initial Lease Period.

In addition, the Company has an option to renew the Initial Lease Period for another two additional periods of 3-years each following the Initial Lease Period (the “Option Term”), following advanced notice as defined in the Agreement. The monthly rental fee over the Option Term shall be the fair market rate determined as what is a comparable cost for similar property in Front Royal, Virginia area.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONT.)

(in thousands of US Dollars)

NOTE 3 - SIGNIFICANT TRANSACTIONS (CONT.)

C.	Lease Agreement (Cont.)

In accordance with the provision of ASC 842, Leases, at the commencement date of the Agreement, the Company recognized the right to usage asset equals to lease liability in total amount of $79. The lease liability was measured at the present value of the future lease payments, which are discounted based on an estimate of the additional interest rate that the Company would be required to pay in order to borrow a similar amount for a similar period in order to obtain a similar amount on the date of first recognition of the lease.

As part of the leasing period, the Company considered only the Initial Lease Period as the realization of the option to extend the period was not considered as reasonably certain.

Operating lease:

June 30, 2024

Operating right of use asset	$71
Current operating lease liability	$25
Non-Current operating lease liability	$46

Maturity analysis of the Company’s lease liability:

June 30, 2024

Less than one year	$30
Between 1-2 years	30
More than 2 years	20

Total operating lease payments	$80

Less: imputed interest	$(9)

Present value of lease liabilities	$71

Additional information on lease

The following is a summary of weighted average remaining lease terms and discount rate for Company’s leases:

June 30, 2024
Lease term (years)	2.92
Weighted average discount rate	9.03%

D.	Private Placement Agreement

On April 22, 2024, the Company entered into a private placement agreement under which the Company issued 79,366 shares of its common stock at a price of $6.3 per share for aggregate gross proceeds of $500 (the “Offering”). The Offering included participation of certain members of the Company’s executive management, Board of Directors and existing shareholders.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONT.)

(in thousands of US Dollars)

NOTE 3 - SIGNIFICANT TRANSACTIONS (CONT.)

E.	Adoption of 2024 Equity Incentive Plan and Reverse Share Split

On April 26, 2024, the Company held its Annual Meeting of Shareholders (the “Annual Meeting”) under which the Company’s stockholders approved, inter alia, the following proposals: (i) adoption of the Company’s 2024 Equity Incentive Plan and (ii) an amendment to Article IV of the Company’s Certificate of Incorporation, to effect a reverse stock split of the Company’s Common Stock at a ratio of between one-for-five and one-for-thirty, with such ratio to be determined at the sole discretion of the Board of Directors. Following the Annual Meeting, on April 30, 2024, the Company’s Board of Directors approved a one-for-five reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). On May 17, 2024, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware which effected the Reverse Stock Split.

For accounting purposes, all shares, options and warrants to purchase shares of common stock and loss per share amounts have been adjusted to give retroactive effect to the Reverse Share Split for all periods presented in these interim consolidated financial statements. Any fractional shares resulting from the Reverse Share Split were rounded up to the nearest whole share.

F.	Note and Warrant Purchase Agreements

On June 27, 2024, the Board of Directors approved the Company to enter into note and warrant purchase agreements with certain officers, directors and existing investors, providing for the private placement of unsecured promissory notes in the aggregate principal amount of $100 (the “Notes”) and warrants to purchase up to an aggregate of 300,000 shares of the Company’s Common Stock (the “Warrants”).

The Notes bear simple interest at the rate of 3% per annum and are due and payable in cash on the earlier of: (i) twelve months from the date of the Note; or (ii) the date the Company raises third-party equity capital in an amount equal to or in excess of $1,000 (the “Maturity Date”). The Company may prepay the Notes at any time prior to the Maturity Date without penalty. If an event of default occurs, the then-outstanding principal amount of the Notes plus any unpaid accrued interest will accelerate and become immediately payable in cash.

Each Warrant has an exercise price of $4.95 per share and immediately exercisable and have a five-year term. Such Warrant was determined as eligible for equity classification.

At the initial date, the total proceeds received of $80 were allocated to the Notes and the Warrants based on their relative fair value of the identified components (i.e. Notes and Warrants) as determined by the Company’s management as follows:

Fair value at Closing Date

Notes (1)	$12
Warrants (2)	68
$80

(1)	The fair value of the Notes was determined based on rating model using a discount rate of 12% which represented the Company’s applicable rate of risk, as determined by management.

(2)	The fair value of the Warrants determined by management based on Black-Scholes pricing model taking into account expected stock price volatility of 245% and risk-free interest rate of 4.52%.

The Note is accounted for as a financial liability measured at amortized cost. At subsequent dates, the Company recognized a discount expense over the economic life of the Notes based on the effective interest rate method. However, during the period of six month, discount expense were de minimis.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONT.)

(in thousands of US Dollars)

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES

A.	On March 4, 2004, the Israeli Innovation Authority (IIA) provided Integrity Israel with a grant of approximately $93 (NIS 420,000), for its plan to develop a non-invasive blood glucose monitor (the “Development Plan”). Integrity Israel is required to pay royalties to the IIA at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the Development Plan up to an amount equal to $93, plus interest at LIBOR from the date of grant. As to the replacement of the LIBOR benchmark rate, even though the IIA has not declared the alternative benchmark rate to replace the LIBOR, the Company does not believe it will have a significant impact. As of June 30, 2024, the remaining contingent liability with respect to royalty payment on future sales equals approximately $73, excluding interest. Such contingent obligation has no expiration date.

B.	On October 7, 2022 (“the Closing Date”), the Company entered into Intellectual Property Purchase Agreement (the “Agreement”) with Paul Goode, which is the Company’s Chief Executive Officer (the “Seller”), under which it was agreed that on and subject to the terms and conditions of the Agreement, at the Closing Date, Seller shall sell, assign, transfer, convey and deliver to the Company, all of Seller’s right, title and interest in and to the following assets, properties and rights (collectively, the “Purchased Assets”):

(a)	All rights, title, interests in all current and future intellectual property, including, but not limited to patents, trademarks, trade secrets, industry know-how and other IP rights relating to an implantable continuous glucose sensor (collectively, the “Conveyed Intellectual Property”); and

(b)	All the goodwill relating to the Purchased Assets.

In consideration for the sale by Seller of the Purchased Assets to the Company, at the Closing Date, the Company paid to Seller cash in the amount of one dollar and obligated to issue up to 200,000 shares of Common Stock to be issued based upon specified performance milestones as set forth in the Agreement (the “Purchase Price”). In addition, if upon the final issuance, the aggregate 200,000 shares represent less than 1.5% of the then outstanding Common Stock of the Company, the final issuance will include such number of additional shares so that the total aggregate issuance equals 1.5% of the outstanding shares (the “True-Up Shares”). All shares of Common Stock of the company that will be issued under this agreement shall be (i) restricted over a limited period as defined in the Agreement and issued in transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended and (ii) subject to the lockup provisions.

When the Company acquires net assets that do not constitute a business, as defined under ASU 2017-01 Business Combinations (Topic 805) Clarifying the Definition of a Business (such when there is no substantive process in the acquired entity) the transaction is accounted for as asset acquisition and no goodwill is recognized. The acquired In-Process Research and Development intangible asset (“IPR&D”) to be used in research and development projects which have been determined not to have alternative future use at the acquisition date, is expensed immediately.

At the Closing Date, it was determined that the asset acquisition represents the purchase of IPR&D with no alternative future use. However, the achievement of each of the performance milestones is considered as contingent event outside the Company’s control and thus the contingent consideration which is equal to the fair value of the Purchase Price as measured at the Closing Date will be recognized when it becomes probable that each target will be achieved within the reasonable period of time. Such additional contingent consideration will be recognized in subsequent periods if and when the contingency (the achievement of targets) is resolved.

In June 2023, the Company achieved the first performance milestone out of the five performance milestones outlined in the Agreement executed between the Company and the Seller as of the Closing Date. As a result, upon the date of the fulfilment of the first performance milestone the Company was committed to issue 20,000 restricted shares to the Seller. Accordingly, the Company recorded an amount of $131 as research and development expenses with a similar amount as an increase to additional paid-in capital. The first performance milestone shares were issued on February 6, 2024.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONT.)

(in thousands of US Dollars)

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

B.

(Cont.)

In May 2024, the Company achieved the second performance milestone out of the five performance milestones outlined in the Agreement executed between the Company and the Seller as of the Closing Date. As result, the Company is committed to issue 30,000 restricted shares to the Seller. Accordingly, the Company recorded stock-based compensation expenses amounted to $192 which representing the quoted price of its Common Stock at the Closing Date, after taking into consideration a discount for lack of marketability in a rate of 30 % over the applicable restriction period. As of June 30, 2024, the second performance milestone shares were not yet issued.

As of June 30, 2024, achievement of all other remaining performance milestones was not considered probable and thus no stock-based compensation expenses were recorded with respect to thereof.

NOTE 5 - SUBSEQUENT EVENTS

A.	On July 18, 2024, the Company entered into a series of convertible promissory notes with three directors, and one member of the Company’s executive management, providing for the private placement of unsecured convertible promissory notes in the aggregate principal amount of $360 (the “Notes” and each a “Note”).

The Notes bear simple interest at the rate of 8% per annum and are due and payable in cash on the earlier of: (i) 12-months anniversary of Note, or (ii) the date of closing of a Qualified Financing (as defined below) (the “Maturity Date”).

Except regarding conversion of the Notes as discussed below, the Company may not prepay the Notes without the written consent of the holder. If not sooner repaid, all outstanding principal and accrued but unpaid interest on the Notes (the “Note Balance”), as of the close of business on the day immediately preceding the date of the closing of the next issuance and sale of capital stock of the Company, in a single transaction or series of related transactions, to investors resulting in gross proceeds to the Company of at least $500 (excluding indebtedness converted in such financing) (a “Qualified Financing”), will automatically be converted into that number of shares of equity securities of the Company sold in the Qualified Financing equal to the number of shares calculated by dividing (X) the Note Balance by (Y) an amount equal to the price per share or other unit of equity securities issued in such Qualified Financing, and otherwise on the same terms as the security issued in the Qualified Financing, provided that the conversion price per share shall not be lower than $1.56.

Upon the occurrence of an Event of Default (as defined below), a holder may, by written notice to the Company, declare the Note to be due immediately and payable with respect to the Note Balance. An “Event of Default” means (i) failure by the Company to pay the Note Balance on the Maturity Date, (ii) voluntary bankruptcy, or (iii) involuntary bankruptcy. Upon the occurrence of an Event of Default specified in clause (iii) above, the Note Balance shall automatically and immediately become due and payable, in all cases without any action on the part of the holder.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONT.)

(in thousands of US Dollars)

NOTE 5 - SUBSEQUENT EVENTS (Cont.)

B.	On July 30, 2024, the Company entered into a convertible promissory note and three warrant agreements (the “Warrants”) with an existing investor (the “Holder”), providing for the private placement of a secured convertible promissory note in the aggregate principal amount of $4,000 (the “Note”). The Note is not convertible until and unless approved at a meeting of the Company’s stockholders (the “Stockholder Approval”). The Company has agreed to hold such a meeting to seek Stockholder Approval within 90 days.

The Note bears simple interest at the rate of 8% per annum and is due and payable in cash on the earlier of: (i) 12 months anniversary of Note, or (ii) the date of closing of a Sale Transaction (defined below) (the “Maturity Date”). The Note is secured by a first-priority security interest on all Company assets.

Except with regard to conversion of the Note a or a Sale Transaction as discussed below, the Company may not prepay the Note without the written consent of the Holder. If Stockholder Approval is obtained, the Note (i) is convertible at the discretion of the Holder at a price equal to the closing price of the Common Stock on the date of conversion and, (ii) if the Closing Price of the Common stock exceeds $5.00 per share for a period of 5 consecutive trading days, will automatically convert at a price equal to the 5 daily Volume Weighted Average Price (“VWAP”) of the Common Stock (subject to adjustment for any stock split, stock dividend, reverse stock split, combination or similar transaction).

In the event of a Sale Transaction on or prior to the Maturity Date, the Company will repay the Holder, at the Holder’s election, as follows: (i) cash equal to 200% of the Note balance, or (ii) transaction consideration in the amount to be received by the Holder in such Sale Transaction if the Note was converted pursuant to an optional conversion. “Sale Transaction” means a merger or consolidation of the Company with or into any other entity, or a sale of all or substantially all of the assets of the Company, or any other transaction or series of related transactions in which the Company’s stockholders immediately prior to such transaction(s) receive cash, securities or other property in exchange for their shares and, immediately after such transaction(s), own less than 50% of the equity securities of the surviving corporation or its parent.

Upon the occurrence of an Event of Default (defined below), a Holder may, by written notice to the Company, declare the Note to be due immediately and payable with respect to the Note balance. An “Event of Default” means (i) failure by the Company to pay the Note balance on the Maturity Date, (ii) the Company becomes subject to a judgement of more than $50,000, (iii) voluntary bankruptcy, or (iv) involuntary bankruptcy. Upon the occurrence of an Event of Default specified in clause (iii) above, the Note balance shall automatically and immediately become due and payable, in all cases without any action on the part of the Holder.

Each Warrant becomes exercisable 12 months after its issuance and has term of 10 years. The Warrants are exercisable for cash only and have no price-based antidilution. The first Warrant is for 2,133,334 shares at $1.875 per share. The second Warrant is for 1,523,810 shares at $2.625 per share. The third Warrant is for 1,185,186 shares at $3.375 per share.

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

Overview

We are a medical device company focused on the design, development and commercialization of novel technologies for use by people with diabetes. We are currently developing an Implantable CBGM for those with Type 1 diabetes and insulin-dependent Type 2 diabetes.

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

The Company is currently developing an Implantable CBGM for use by Type 1 diabetes patients as well as insulin-dependent Type 2 patients. Implant longevity is key to the success of such a device. We have continued to evolve our sensor chemistry following our successful in-vitro feasibility study demonstrating that a minimum two-year implant life is highly probable with the current sensor design. Recently we announced a 3-year longevity is feasible leveraging both in-vitro and in-silico test results. We have also completed our animal study with an initial prototype system which demonstrated a simple implant procedure and good functionality. The results of both were recently presented in poster form at the American Diabetes Association annual conference. The Company has also initiated a longer-term animal trial (to support projected longevity studies) as well as development of its commercial device. A regulatory submission has been made for a first in human study, expected to initiate in Q3 2024. Further to the above progress on our CBGM product, we have also successfully demonstrated continuous glucose sensing in the epidural space. This latter approach is of importance for patients with painful diabetic neuropathy contemplating spinal cord stimulation therapy for their condition. We believe our technology, if successful, has the potential to be more accurate, more convenient and have a longer duration than other implantable glucose monitors that are either in the market or currently under development.

Our Senior Management team includes; CEO and President, Paul V. Goode PhD, who has a decorated career developing innovative medical technologies, including at Dexcom and MiniMed, CFO, James Cardwell, CPA who has over 16 years of experience as a Chief Financial Officer and Chief Operating Officer with a concentration in both SEC financial reporting and tax compliance, James P. Thrower PhD, Vice President of Engineering, a seasoned executive formerly of Sterling Medical Devices, Mindray DS USA and Dexcom, Inc., Mark Tapsak PhD, Vice President of Sensor Technology, a medical research scientist who brings over 25 years of experience in the diabetes industry, including previous senior roles at Dexcom and Medtronic, and Drinda Benjamin, Vice President of Marketing, a medical device professional with over 20 years of experience in the medical device and diabetes industry with senior roles at Intuity Medical, Senseonics, Abbott Diabetes, and Medtronic Diabetes. Erin Carter, formerly of Medtronic and Boston Scientific, has joined as an independent board member. Several highly talented and accomplished executives joined the Company as senior advisors to the Board. These include Daniel McCaffrey MBA MA, a world-renowned behavioral scientist and digital health expert formerly at Samsung Health and Dexcom, Inc., and Dr. David C. Klonoff, world renowned endocrinologist and diabetes technology thought leader. We intend to continue to invest in our talent and to expand and strengthen all areas within the Company.

Recent Events

On April 22, 2024, we entered into a private placement agreement under which we issued 79,366 shares of our common stock at a price of $6.3 per share for aggregate gross proceeds of $500,000 to certain members of our executive management, Board of Directors and existing shareholders.

On April 26, 2024, we held our Annual Meeting of Shareholders (the “Annual Meeting”) under which our stockholders approved, inter alia, the following proposals: (i) adoption of our 2024 Equity Incentive Plan; (ii) approved of an amendment to Article IV of our Certificate of Incorporation, as amended, to effect a reverse stock split of the Company’s Common Stock at a ratio of between one-for-five and one-for-thirty, with such ratio to be determined at the sole discretion of the Board of Directors. Following the Annual Meeting, on April 30, 2024, the Board of Directors approved a one-for-five reverse split of our issued and outstanding shares of Common Stock (the “Reverse Stock Split”). On May 17, 2024, we filed a Certificate of Amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware which effected the Reverse Stock Split.

On June 27, 2024, the Board of Directors approved us to enter into note and warrant purchase agreements with certain investors, providing for the private placement of unsecured promissory notes in the aggregate principal amount of $100,000 (the “Notes”) and warrants (the “Warrants”) to purchase up to an aggregate of 300,000 shares of our Common Stock. The closing of the private placement occurred on July 1, 2024. The Notes bear simple interest at the rate of 3% per annum and are due and payable in cash on the earlier of: (a) twelve months from the date of the Note; or (b) the date we raise third-party equity capital in an amount equal to or in excess of $1,000,000 (the “Maturity Date”). We may prepay the Notes at any time prior to the Maturity Date without penalty. If an event of default occurs, the then-outstanding principal amount of the Notes plus any unpaid accrued interest will accelerate and become immediately payable in cash. Each Warrant has an exercise price of $4.95 per share. The Warrants are immediately exercisable and have a five-year term.

On July 18, 2024, we entered into a series of convertible promissory notes with certain investors, providing for the private placement of unsecured convertible promissory notes in the aggregate principal amount of $360,000 (the “Notes” and each a “Note”). The Notes bear simple interest at the rate of 8% per annum and are due and payable in cash on the earlier of: (a) the twelve month anniversary of Note, or (b) the date of closing of a Qualified Financing (as defined above). Interest will be computed on the basis of a 365-day year.

On July 30, 2024, we entered into a convertible promissory note and three warrant agreements (the “Warrants”) with an existing investor (the “Holder”), providing for the private placement of a secured convertible promissory note in the aggregate principal amount of $4,000,000 (the “Note”). The Note is not convertible until and unless approved at a meeting of our stockholders. We have agreed to hold such a meeting to seek stockholder approval within 90 days. The Note bears simple interest at the rate of 8% per annum and is due and payable in cash on the earlier of: (i) 12 months anniversary of Note, or (ii) the date of closing of a Sale Transaction (as defined above) (the “Maturity Date”). The Note is secured by a first-priority security interest on all our assets. Each Warrant becomes exercisable 12 months after its issuance and has term of 10 years. The Warrants are exercisable for cash only and have no price-based antidilution. The first Warrant is for 2,133,334 shares at $1.875 per share. The second Warrant is for 1,523,810 shares at $2.625 per share. The third Warrant is for 1,185,186 shares at $3.375 per share.

The summary of our significant accounting policies is included under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of our fiscal 2023 Form 10-K. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. There have been no material changes to the critical accounting policies and estimates as filed in such report.

Liquidity and Capital Resources

To date, we have not generated any revenues and have experienced net losses and negative cash flows from our activities.

Since our incorporation, we have devoted substantially all our resources to research and product development and providing general and administrative support for these activities. Since our incorporation, we have incurred significant losses and negative cash flows from operations. During the six months ended June 30, 2024, we incurred a net loss of approximately $7.5 million and used $4.8 million of cash in our operations. As of June 30, 2024, we had an accumulated deficit of approximately $117.3 million. We expect to continue to incur significant and increasing losses and do not expect positive cash flows from operations for the foreseeable future, and our net losses may fluctuate significantly from period to period depending on the timing of and expenditures on our research and development activities.

As of June 30, 2024, the balance of cash and cash equivalents of approximately $159,000 is insufficient for the Company to realize its business plans for the twelve-month period subsequent to the reporting period.

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the three and six months ended June 30, 2024 compared with the same periods ended June 30, 2023. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Consolidated Results of Operations for the Three Months Ended June 30, 2024 and 2023

Research and development expenses

Research and development expenses were approximately $3.6 million for the three-month period ended June 30, 2024, as compared to approximately $627,000 for the prior-year period. The increase is attributable to ramping up product development actives.

Research and development expenses consist primarily of salaries and other personnel-related expenses, materials, animal trials, production labor and other expenses. We expect research and development expenses to marginally increase in 2025 and beyond, primarily due to hiring additional personnel, as well clinical trials for the Glucotrack CBGM; however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs, including the FDA registration process, specific requirements from customers, development of new Glucotrack CBGM models and others.

Marketing expenses

Marketing expenses were approximately $100,000 for the three-month period ended June 30, 2024, as compared to $0 for the prior-year period. This increase is primarily attributable to business development personnel and professional marketing services.

General and administrative expenses

General and administrative expenses were approximately $802,000 for the three-month period ended June 30, 2024, as compared to approximately $552,000 for the prior-year period. The increase is attributable to professional fees we accrued during the period.

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

Financing income, net

Financing income, net was approximately $2,000 for the three-month period ended June 30, 2024, as compared to financing income of approximately $3,000 for the prior-year period. The change is immaterial.

Net Loss

Net loss was approximately $4.5 million for the three-month period ended June 30, 2024, as compared to approximately $1.2 million for the prior-year period. The increase in net loss is attributable primarily to the increase in our operating expenses, as described above.

Consolidated Results of Operations for the Six Months Ended June 30, 2024 and 2023

Research and development expenses

Research and development expenses were approximately $5.7 million for the six-month period ended June 30, 2024, as compared to approximately $1.3 for the prior-year period. The increase is attributable to professional fees we accrued during the period.

Research and development expenses consist primarily of salaries and other personnel-related expenses, materials, animal trials and other expenses. We expect research and development expenses to marginally increase in 2025 and beyond, primarily due to hiring additional personnel, as clinical trials for the Glucotrack CBGM; however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs, including the FDA registration process, specific requirements from customers, development of new Glucotrack CBGM models and others.

Marketing expenses

Marketing expenses were approximately $170,000 for the six-month period ended June 30, 2024, as compared to $0 for the prior-year period. This increase is primarily attributable to business development personnel and professional marketing services.

General and administrative expenses

General and administrative expenses were approximately $1.5 million for the six-month period ended June 30, 2024, as compared to approximately $1.2 million for the prior-year period. The increase is attributable to professional fees we accrued during the period.

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

Financing income, net

Financing income, net was approximately $26,000 for the six-month period ended June 30, 2024, as compared to financing income of approximately $1,000 for the prior-year period. The increase is attributable to interest income received during the period.

Net Loss

Net loss was approximately $7.4 million for the six-month period ended June 30, 2024, as compared to approximately $2.5 million for the prior-year period. The increase in net loss is attributable primarily to the increase in our operating expenses, as described above.

Cash Flows for the Six Months Ended June 30, 2024 and 2023

Operating Activities

Net cash used in operating activities was approximately $4.8 million and approximately $2.3 million for the six-month periods ended June 30, 2024 and 2023, respectively. Net cash used in operating activities primarily reflects the net loss for those periods of approximately $7.4 million and approximately $2.5 million, respectively.

Investing Activities

Net cash used in investing activities was $71,000 and $0 for the six-month periods ended June 30, 2024 and 2023, respectively. Net cash used in investing activities primarily reflects the purchasing of fixed assets.

Financing Activities

Net cash provided by financing activities was approximately $580,000 and $8.7 million for the six-month periods ended June 30, 2024 and 2023, respectively. Net cash provided by financing activities primarily reflects the proceeds received from private placement transaction in 2024 versus net proceeds received upon completion of public offering.

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Going Concern Uncertainty

The development of the implantable continuous glucose sensor product is expected to require substantial further expenditures. We remain dependent upon external sources for financing our operations. Since inception, we have incurred substantial accumulated losses and negative operating cash flow and have a significant accumulated deficit. We do not have any committed external source of funds or other support for our development efforts, and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, government funding, strategic alliances, licensing arrangements, and other marketing or distribution arrangements, any of which may include terms that may adversely affect our stockholders’ rights. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, we may have to significantly delay, scale back or discontinue our development or commercialization initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline. As of June 30, 2024, we believe that our cash on hand will not provide sufficient working capital to fund its current operations and animal trial program for the development of its Implantable CGM for a period of twelve-months subsequent to the reporting period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024 (the “Evaluation Date”). Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are ineffective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is not accumulated and communicated to management, including our principal executive and financial officers, in a manner sufficient to allow timely decisions regarding required disclosure, due to the material weaknesses in internal control over financial reporting related to lack of sufficient internal accounting personnel, segregation of duties, and lack of sufficient internal controls (including IT general controls) that encompass the Company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At June 30, 2024, except as described in the preceding paragraph, the Company did not have any pending claims, charges or litigation that were expected to have a material adverse impact on its financial position, results of operations or cash flows.

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

On May 26, 2023, we received notice from the Staff indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, we were not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). We had 180 days from May 26, 2023, or through November 22, 2023, to regain compliance with the Bid Price Rule.

On November 24, 2023, we received a second letter from Nasdaq notifying the Company that it had been granted an additional 180 calendar days, or until May 20, 2024 (the “Extended Compliance Period”), to regain compliance with the Minimum Bid Price Requirement in accordance with Nasdaq Listing Rule 5810(c)(3)(A).

On May 21, 2024, we received a third letter from Nasdaq (the “Letter”) notifying us that it had not regained compliance with the Minimum Bid Price Requirement during the Extended Compliance Period. The Letter also notified us that our Form 10-Q for the period ended March 31, 2024, indicates that we no longer meet the $2,500,000 minimum stockholders’ equity requirement for continued listing set forth under Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”). Pursuant to Listing Rule 5810(d)(2), the failure to comply with the Minimum Stockholders’ Equity Requirement has become an additional and separate basis for delisting.

Because we were under review for failure to meet the Minimum Bid Price Requirement, we were not eligible to submit a plan to regain compliance. Accordingly, unless we would request an appeal of this determination by May 28, 2024, trading of our common stock would be suspended at the opening of business on May 30, 2024, and a Form 25-NSE would be filed with the Securities and Exchange Commission (the “SEC”). We timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”). The hearing request would result in a stay of any suspension or delisting action pending the hearing. On August 5, 2024, we received the decision of the Panel, and they granted us an extension to November 18, 2024 to regain compliance with the Minimum Stockholders’ Equity Requirement.

On May 17, 2024, in order to regain compliance with the Minimum Bid Price Requirement, we filed a Certificate of Amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware which effected, as of 4:30 p.m. Eastern Time, on May 17, 2024, a one-for-five Reverse Stock Split of our issued and outstanding shares of Common Stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation of Integrity Applications, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 22, 2011)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 22, 2011)
3.3	Bylaws of Integrity Applications, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 22, 2011)
3.4	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2020)
3.5	Amendments to The Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022)
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 17, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with SEC on May 20, 2024)
3.7	First Amendment to Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2024)
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with SEC on July 1, 2024)
4.2	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with SEC on July 31, 2024)
10.1	Form of Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with SEC on July 1, 2024)
10.2	Form of Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with SEC on July 1, 2024)
10.3	Form of Promissory Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with SEC on July 22, 2024)
10.4	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with SEC on July 31, 2024)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2024

GLUCOTRACK, INC.

By:	/s/ James Cardwell
Name:	James Cardwell
Title	Chief Financial Officer
(Principal Financial Officer)

