Form 10-Q
period 2024-09-30
Glucotrack, Inc.
filed 2024-11-14
CIK 1506983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 3, 2024, 5,772,026 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

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

GLUCOTRACK INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLUCOTRACK INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of US dollars except share data)

	September 30, 2024	December 31, 2023
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$346	$4,492
Other current assets	296	376
Total current assets	642	4,868

Operating lease right-of-use asset, net (Note 3C)	65	-
Property and equipment, net	109	27
Restricted cash	10	10
TOTAL ASSETS	$826	$4,905

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$1,857	$839
Operating lease liability, current (Note 3C)	25	-
Promissory notes (Note 3G and Note 3H)	1,988	-
Convertible promissory notes (Note 3F)	5	-
Derivative financial liabilities (Note 3G and Note 3H)	37	-
Other current liabilities	699	673
Total current liabilities	4,611	1,512

Non-current liabilities
Loans from stockholders	197	196
Operating lease liability, non-current (Note 3C)	40	-
Total liabilities	4,848	1,708

Commitments and contingent liabilities (Note 4)

Stockholders’ equity
Common Stock of $ 0.001 par value (“Common Stock”):
100,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 5,772,026 and 4,178,274 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	6	4
Additional paid-in capital	118,223	112,982
Receipts on account of shares	100	48
Accumulated other comprehensive income	5	16
Accumulated deficit	(122,356)	(109,853)
Total stockholders’ (deficit) equity	(4,022)	3,197

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$826	$4,905

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands of US dollars except share data) (unaudited)

	Three-month period ended September 30,		Nine-month period ended September 30,
	2024	2023	2024	2023
Research and development expenses	$2,063	$1,693	$7,800	$2,962
Marketing expenses	125	-	295	-
General and administrative expenses	1,063	531	2,598	1,725
Total operating expenses	3,251	2,224	10,693	4,687

Operating loss	3,251	2,224	10,693	4,687

Other income	(12)	-	(12)	-
Finance (income) expenses, net (Note 5)	1,848	(1)	1,822	(2)
Net Loss	5,087	2,223	12,503	4,685

Other comprehensive (income) loss:
Foreign currency translation adjustment	17	(6)	11	(17)

Comprehensive loss for the period	$5,104	$2,217	$12,514	$4,668

Basic and diluted net loss per common stock	$(0.91)	$(0.49)	$(2.39)	$(1.38)

Weighted average number of common stock used in computing basic and diluted loss per common stock	5,594,880	4,593,733	5,355,806	4,006,527

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands of US Dollars except share data) (unaudited)

	In thousands of US Dollars (except share data)
	Common Stock		Additional	Receipts	Accumulated Other		Total Stockholders’
	Numbers of Shares	Amount	Paid-in Capital	on account of shares	Comprehensive Income	Accumulated Deficit	Equity (Deficit)

Balance as of January 1, 2023	3,099,982	$3	$103,107	$4	$17	$(101,901)	$1,230
Loss for the period	-	-	-	-	-	(4,685)	(4,685)
Other comprehensive income	-	-	-	-	17	-	17
Stock-based compensation	-	-	260		-	-	260
Deemed dividend resulted from trigger of down round protection feature of certain warrants granted	-	-	855	-	-	(855)	-
Issuance of Common Stock and pre-funded warrants upon completion of public offering, net of offering expenses	1,075,294	1	8,729	-	-	-	8,730
Issuance of restricted shares as compensation towards directors	2,998	(*)	9	(4)	-	-	5
Balance as of September 30, 2023	4,178,274	$4	$112,960	$-	$34	$(107,441)	$5,557

Balance at July 1, 2023	4,178,274	$4	$112,929	$-	$28	$(105,218)	$7,743
Loss for the period	-	-	-	-	-	(2,223)	(2,223)
Other comprehensive income	-	-	-	-	6	-	6
Stock-based compensation	-	-	31	-	-	-	31
Balance as of September 30, 2023	4,178,274	$4	$112,960	$-	$34	$(107,441)	$5,557

Balance as of January 1, 2024	4,178,274	$4	$112,982	$48	$16	$(109,853)	$3,197
Loss for the period	-	-	-	-	-	(12,503)	(12,503)
Other comprehensive income	-	-	-	-	(11)	-	(11)
Stock-based compensation	-	-	239	-	-	-	239
Issuance of restricted shares as compensation towards directors	86,861	(*)	126	(48)	-	-	78
Restricted shares to be issued as compensation towards directors	-	-	-	100	-	-	100
Exercise of prefunded warrants into shares (Note 3A)	395,294	(*)	-	-	-	-	-
Exchange of warrants into shares (Note 3B)	718,641	1	(1)	-	-	-	-
Issuance of Common Stock upon private placement transaction (Note 3D)	79,366	(*)	500	-	-	-	500
Issuance of detachable warrants through private placement transactions (Note 3F and Note 3H)	-	-	2,635	-	-	-	2,635
Issuance of shares and warrants as settlement of financial liabilities (Note 3I and Note 3J)	293,590	1	1,742	-	-	-	1,743
Issuance of restricted shares as payment for a previous achievement of milestone pursuant to purchase agreement (Note 4B)	20,000	-	-	-	-	-	-
Balance as of September 30, 2024	5,772,026	$6	$118,223	$100	$5	$(122,356)	$(4,022)

Balance as of July 1, 2024	5,478,436	$5	$113,903	$50	$22	$(117,269)	$(3,289)
Loss for the period	-	-	-	-	-	(5,087)	(5,087)
Other comprehensive income	-	-	-	-	(17)	-	(17)
Stock-based compensation	-	-	11	-	-	-	11
Restricted shares to be issued as compensation towards directors	-	-	-	50	-	-	50
Issuance of detachable warrants through private placement transactions (Note 3F and Note 3H)	-	-	2,567	-	-	-	2,567
Issuance of shares and warrants as settlement of financial liabilities (Note 3I and Note 3J)	293,590	1	1,742	-	-	-	1,743
Balance as of September 30, 2024	5,772,026	$6	$118,223	$100	$5	$(122,356)	$(4,022)

(*)	Represents amount lower than $1.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US Dollars) (Unaudited)

	Nine-month period ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(12,503)	$(4,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22	21
Stock-based compensation	239	260
Issuance of restricted shares as compensation towards directors	178	5
Linkage difference on principal of loans from stockholders	1	4
Revaluation expenses incurred from settlement of financial liabilities (Note 3I and Note 3J)	1,505	-
Revaluation expenses related to derivative financial liabilities (Note 3H)	2	-
Discount amortization and interest expenses related to promissory notes (Note 3F, Note 3G and Note 3H)	330	-
Changes in assets and liabilities:
Other current assets	80	(216)
Accounts payable	1,129	598
Other current liabilities	26	(134)
Net cash used in operating activities	(8,991)	(4,147)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(104)	-
Net cash used in investing activities	(104)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from private placement transaction (Note 3D)	500	-
Issuance of promissory notes and detachable warrants through private placement transaction (Note 3F)	100	-
Issuance of convertible promissory notes and bifurcated conversion feature through private placement transaction (Note 3G)	360	-
Issuance of convertible promissory note, bifurcated conversion and redemption features and detachable warrants through private placement transaction (Note 3H)	4,000	-
Net proceeds received from underwritten U.S. public offering	-	8,730
Net cash provided by financing activities	4,960	8,730

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(11)	(17)

Change in cash and cash equivalents, and restricted cash	(4,146)	4,566

Cash and cash equivalents, and restricted cash at beginning of the period	4,502	2,331

Cash and cash equivalents, and restricted cash, end of period	$356	$6,897

Supplemental disclosure of cash flow activities:

(a) Net cash (received) paid during the year for:

Interest	$(37)	$-

(b) Non-cash investment and financing activities:

Deemed dividend upon trigger of down round protection	$-	$855
Recognition of right for use asset against a lease liability (Note 3C)	$79	$-
Issuance of shares and warrants as settlement of financial liabilities (Note 3I and Note 3J)	$238	$-

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

To date, the Company has not yet commercialized the Glucotrack CBGM Product. Further development and commercialization efforts are expected to require substantial additional expenditure. Therefore, the Company is dependent upon external sources for financing its operations. As of September 30, 2024, the Company has incurred an accumulated deficit of $122,356. in addition, the Company has generated operating losses and negative operating cash flow for all reported periods. As of September 30, 2024, the balance of cash and cash equivalents amounted to $346, together with the net proceeds in total amount of $8,873 which expected to be received upon closing of a public offering through registration statements on Form S-1 (see also Note 6 below) on November 14, 2024.

During the year ended December 31, 2023, the Company raised net proceeds of $8,730 through completion of underwritten public offering. Moreover, during the period of nine months ended September 30, 2024, the Company entered into (i) exchange agreement with certain shareholders under which warrants with down round protection feature have been exchanged into shares of common stock in order to facilitate its equity structure (see also Note 3B below), (ii) private placement agreement under which the Company raised proceeds of $500 (see also Note 3D below), (iii) unsecured promissory notes and warrant agreements under which the Company raised proceeds of $100 (see also Note 3F below), (iv) unsecured promissory notes under which the Company raised proceeds of $360 (see also Note 3G below), (v) secured promissory note and warrant agreements under which the Company raised proceeds of $4,000 (see also Note 3H below) and (vi) conversion agreements under which certain financial liabilities have been settled for issuance of shares of common stock and warrants of the Company (see also Note 3I and Note 3J below).

The Company plans to finance its operations through the sale of equity securities (including shelf registration statement on Form S-3 was declared effective on October 3, 2023 by the Securities and Exchange Commission (SEC) which allows the Company to register up to $30,000 of certain equity and/or debt securities of the Company through prospectus supplement) and/or debt securities. There can be no assurance that the Company will succeed in obtaining the necessary financing or generating sufficient revenue from sale of its Glucotrack CBGM Product in order to continue its operations as a going concern.

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

The results for the period of three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or for any future period.

B.	Use of Estimates in the Preparation of Financial Statements

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. As applicable to these interim financial statements, the most significant estimates and assumptions include identification and measurement of financial instruments.

C.	Principles of Consolidation

The condensed interim consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany balances and transactions have been eliminated in consolidation.

D.	Cash and Cash Equivalents

Cash equivalents are short-term highly liquid investments which include short-term bank deposits (up to three months from date of deposit), that are not restricted as to withdrawals or use that are readily convertible to cash with maturities of three months or less as of the date acquired.

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

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands of US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

F.	Convertible Promissory Notes

Upon initial recognition of convertible promissory notes and similar instruments, the Company considers the provisions of ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity” (“ASC 815-40”) in order to determine whether the conversion features embedded within the convertible instrument should be separated from the host instrument.

When it is determined that an embedded derivative required to be bifurcated (such as embedded conversion feature that does not qualify for equity classification), the Company recognized the embedded derivative bifurcated as a separate derivative liability upon initial recognition and on subsequent periods at fair value. The remaining consideration amount received or allocated to the entire convertible instrument is allocated to the host debt instrument. The difference between the face value of the host and such an allocated amount represents a discount which is amortized as finance expense to profit or loss using an effective interest method over the term of the note until its stated maturity.

When it is determined that the embedded conversion feature qualifies for equity classification (such when the embedded conversion option, if it were freestanding, is not qualified as a derivative in accordance with the provisions of ASC 815-10, “Derivatives and Hedging” since its terms did not require or permit net settlement or when the embedded conversion option is indexed to the entity’s own stock), the conversion option is not bifurcated. When bifurcation is not required, the Company considers whether the debt instrument involves a significant premium (i.e. when the proceeds received or allocated upon issuance exceed the principal amount that will be paid at maturity). When it is determined that a substantial premium exists, the entire premium is allocated to paid-in capital and when it is determined, otherwise no additional accounting is required and the convertible promissory note is accounted for at amortized cost using effective interest method over the term of the note until its stated maturity.

G.	Allocation of proceeds and related issuance costs

When multiple instruments are issued in a single transaction (package issuance), the total net proceeds from the transaction are allocated among the individual freestanding instruments identified. The allocation occurs after identifying all freestanding instruments and the subsequent measurement basis for those instruments.

Financial instruments that are required to be subsequently measured at fair value (such as derivative liabilities) are measured at fair value and the remaining consideration is allocated to other financial instruments that are not required to be subsequently measured at fair value (such as liabilities measured at amortized cost, common shares and warrants eligible for equity classification), based on the relative fair value basis for such instruments.

Issuance costs allocated to financial instruments that are required to be subsequently measured at fair value immediately expensed. Issuance costs allocated to shares and warrants classified as equity components and are recorded as a reduction of additional paid-in capital. Issuance costs allocated to financial liabilities measured at amortized cost are recorded as a discount and accreted over the contractual term of the financial instrument using the effective interest method.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands of US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

H.	Warrants

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

I.	Leases

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

Basic loss per share is computed by dividing the loss for the period applicable (after considering the effect of deemed dividend related to trigger of down round protection feature) for Common Stockholders by the weighted average number of shares of Common Stock outstanding and shares of Common Stock to be issued upon achievement of certain performance milestones during the period and upon exercise of pre-funded warrants. In computing, diluted loss per share, basic earnings per share are adjusted to reflect the potential dilution that could occur upon the exercise of options or warrants issued or granted using the “treasury stock method” and using the if-converted method with respect to certain convertible promissory notes and bifurcated redemption feature accounted for as derivative financial liability, if the effect of each of such financial instruments is dilutive. In computing diluted loss per share, the average stock price for the period is used in determining the number of Common Stock assumed to be purchased from the proceeds to be received from the exercise of stock options or stock warrants.

Shares to be issued upon exercise of all options and warrants, convertible promissory notes and bifurcated redemption feature, have been excluded from the calculation of the diluted net loss per share for all the reported periods for which net loss was reported because the effect of the common shares issuable as result of the exercise or conversion of these instruments was anti-dilutive.

The net loss and the weighted average number of shares of Common Stock used in computing basic and diluted net loss per Common Stock for the period of three and nine months ended September 30, 2024 and 2023, is as follows:

	US dollars (except share data)		US dollars (except share data)
	Three-month period ended September 30,		Nine-month period ended September 30,
	(Unaudited)		(Unaudited)
	2024	2023	2024	2023

Numerator:
Net loss	$5,087	$2,223	$12,503	$4,685
Deemed dividend related to trigger of down round protection feature	-	-	-	855
Net loss attributable to common stockholders	$5,087	$2,223	$12,503	$5,540

Denominator:
Shares of Common Stock used in computing basic and diluted net loss per common stock	5,564,880	4,593,733	5,340,532	3,758,590
Shares of Common Stock to be issued upon exercise of pre-funded warrants	-	-	-	241,246
Shares of Common Stock to be issued upon achievement of performance milestones	30,000	-	15,275	6,691
Weighted average number of Common Stock outstanding used in computing basic and diluted net loss per share	5,594,880	4,593,733	5,355,806	4,006,527
Basic and diluted net loss per common stock	$(0.91)	$(0.49)	$(2.39)	$(1.38)

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONT.)

(in thousands of US Dollars)

NOTE 3 - SIGNIFICANT TRANSACTIONS

A.	Exercise of pre-funded warrants

On January 3, 2024, 395,294 pre-funded warrants granted through underwritten public offering in April 2023 have been fully exercised into the same number of shares of Common Stock of the Company.

B.	Exchange Agreement

On February 13, 2024, the Company entered into an Exchange Agreement with certain warrant holders (the “Holders”), pursuant to which the Company and the Holders agreed to exchange (the “Exchange”) warrants with down round protection feature exercisable to common shares (the “Warrants”) owned by the Holders for shares of Common Stock to be issued by the Company. On February 15, 2024, 718,641 shares of Common Stock have been issued in exchange for 876,391 Warrants (the “Shares”).

It was also agreed that the Holders will not, during the period (“Lock-Up Period”) (i) offer, pledge, announce the intention to sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any Shares, (ii) enter into any swap or other agreement that transfers, in whole or in part, any of the economic consequences of ownership of the Shares of, whether any such transaction described in clause (i) or (ii) above is to be settled by delivery of Shares or such other securities, in cash or otherwise, (iii) make any demand for or exercise any right with respect to, the registration of any Shares or any security convertible into or exercisable or exchangeable for shares of common stock, or (iv) publicly announce an intention to effect any transaction specific in clause (i), (ii) or (iii) above, provided that the Holder, during the Lock-Up Period, may (a) sell or contract to sell Shares at a price higher than $0.50 per Share on any trading day up to 10% of the daily volume of Shares or (b) sell or contract to sell Shares at a price higher than $0.80 per Share on any trading day with no volume limitation.

The Lock-Up Period shall expire at the earliest of (i) 365 days after the date hereof or (ii) until the Shares traded above $1.00 per Share for five consecutive trading days.

The Company accounted for the Exchange of the aforesaid warrants with shares as deemed dividend which was calculated at the closing date by the management using the assistance of external appraiser as the excess of fair value of the share to be issued after taking into consideration a discount for lack of marketability at a rate of 16.81% over the Lock-Up Period over the fair value of the original equity instrument (i.e. warrants which included down round protection feature). However, since the fair value of the new equity instrument (common shares) was estimated as lesser than the fair value of the replaced equity instrument, deemed dividend was not recorded.

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

In accordance with the provision of ASC 842, Leases, at the commencement date of the Agreement, the Company recognized the right to use asset equals to lease liability in total amount of $79. The lease liability was measured at the present value of the future lease payments, which are discounted based on an estimate of the incremental interest rate that the Company would be required to pay to borrow a similar amount for a similar period in order to obtain a similar amount on the initial recognition date of the lease.

As part of the leasing period, the Company considered only the Initial Lease Period as the realization of the option to extend the period was not considered as reasonably certain.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONT.)

(in thousands of US Dollars)

NOTE 3 - SIGNIFICANT TRANSACTIONS (CONT.)

C.	Lease Agreement (Cont.)

Operating lease:

September 30, 2024

Operating right-of-use asset	$65
Current operating lease liability	$25
Non-Current operating lease liability	$40

Maturity analysis of the Company’s lease liability:

September 30, 2024

Less than one year	$30
Between 1-2 years	30
More than 2 years	13

Total operating lease payments	$73

Less: imputed interest	$8

Present value of lease liabilities	$65

Additional information on lease

The following is a summary of the weighted average remaining lease terms and discount rate for the lease:

September 30, 2024
Lease term (years)	2.42
Weighted average discount rate	9.03%

D.	Private Placement Agreement

On April 22, 2024, the Company entered into a private placement agreement under which the Company issued 79,366 shares of its common stock at a price of $6.30 per share for aggregate gross proceeds of $500 (the “Offering”). The Offering included participation of certain members of the Company’s executive management, Board of Directors and existing shareholders.

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

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONT.)

(in thousands of US Dollars)

NOTE 3 - SIGNIFICANT TRANSACTIONS (CONT.)

F.	Note and Warrant Purchase Agreements

On June 27, 2024, the Company entered into note and warrant purchase agreements (the “Purchase Agreement”) with certain investors (the “June 27 Investors”), providing for the private placement of unsecured promissory notes in the aggregate principal amount of $100 (the “June 27 Notes” and each a “June 27 Note”) and warrants to purchase up to an aggregate of 300,000 shares of the Company’s Common Stock (the “June 27 Warrants”).

The June 27 Notes bear simple interest at a rate of 3% per annum and are due and payable in cash on the earlier of: (a) 12 months from the date of the June 27 Note; or (b) the date the Company raises third-party equity capital in an amount equal to or in excess of $1,000 (the “Maturity Date”). The Company may prepay the June 27 Notes at any time prior to the Maturity Date without penalty. If an event of default occurs, the then-outstanding principal amount of the June 27 Notes plus any unpaid accrued interest will accelerate and become immediately payable in cash.

Each of June 27 Warrants has an exercise price of $4.95 per share. The June 27 Warrants are immediately exercisable and have a 5-year term.

Upon initial recognition, the management allocated the gross cash proceeds received based on the relative fair value of the June 27 Notes and the detachable June 27 Warrants in total amount of $15 and $85, respectively. The fair value of the June 27 Note was determined based on a rating model using a debt discount rate of 28.65% which represented the Company’s applicable rate of risk. The fair value of the June 27 Warrants was determined by using Black-Scholes pricing model taking into account, inter alia, expected stock price volatility of 245% and risk-free interest rate of 4.52%. The amount allocated to June 27 Warrants was classified as a component of permanent equity (as their terms permit the holders to receive a fixed number of shares of common stock upon exercise for a fixed exercise price).

The June 27 Notes are accounted for as a financial liability measured at amortized cost. In subsequent periods, the Company recognized a discount and interest expense over the economic life of the June 27 Notes based on the effective interest rate method.

The following tabular presentation reflects the reconciliation of the carrying amount of the June 27 Notes during the period of nine months ended September 30, 2024:

Nine-month period ended September 30, 2024
(Unaudited)
Open balance	$-
Total proceeds received	100
Total proceeds allocated to June 27 Warrants at initial recognition	(85)
Discount amortization and interest expenses related to June 27 Notes (Note 5 below)	16
Partial conversion June 27 Notes and accrued Interest (Note 3I and Note 3J below)	(26)
$5

During the period commencing the issuance date through September 30, 2024, none of the June 27 Warrants have been exercised.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONT.)

(in thousands of US Dollars)

NOTE 3 - SIGNIFICANT TRANSACTIONS (CONT.)

G.	Convertible Promissory Notes

On July 18, 2024, the Company entered into a series of convertible promissory notes with three directors, and one member of the Company’s executive management (the “July 18 Investors”), providing for the private placement of unsecured convertible promissory notes in the aggregate principal amount of $360 (the “July 18 Notes” and each a “July 18 Note”).

The July 18 Notes bear simple interest at a rate of 8% per annum. Interest on the outstanding principal will accrue and, unless converted earlier as set forth below, be due and payable on (i) the 12-month anniversary of the date hereof, or (ii) the closing date of a Qualified Financing, as defined herein (the “Maturity Date”).

Except regarding the conversion of the July 18 Notes as discussed below, the Company may not prepay the July 18 Notes without the written consent of the July 18 Investors. If not sooner repaid, all outstanding principal and accrued but unpaid interest on the July 18 Notes (the “July 18 Note Balance”), as of the close of business on the day immediately preceding the date of the closing of the next issuance and sale of capital stock of the Company, in a single transaction or series of related transactions, to investors resulting in gross proceeds to the Company of at least $500 (excluding indebtedness converted in such financing) (a “Qualified Financing”), will automatically be converted into that number of shares of equity securities of the Company sold in the Qualified Financing equal to the number of shares calculated by dividing (X) the July 18 Note Balance by (Y) an amount equal to the price per share or other unit of equity securities issued in such Qualified Financing, and otherwise on the same terms as the security issued in the Qualified Financing, provided that the conversion price per share shall not be lower than $1.56.

Upon the occurrence of an Event of Default (as defined below), each July 18 Investors may, by written notice to the Company, declare the July 18 Note to be due immediately and payable with respect to the July 18 Note Balance. An “Event of Default” means (i) failure by the Company to pay the July 18 Note Balance on the Maturity Date, (ii) voluntary bankruptcy, or (iii) involuntary bankruptcy. Upon the occurrence of an Event of Default specified in clause (iii) above, the July 18 Note Balance shall automatically and immediately become due and payable, in all cases without any action on the part of any July 18 Investors.

Upon initial date, the management measured the fair value of the embedded conversion feature which is accounted for as embedded derivative liability. The difference between the total gross cash proceeds received and the fair value of the embedded conversion feature is allocated to July 18 Notes that are measured at amortized cost under which in subsequent periods the Company recognizes a discount expense over the economic life of the July 18 Notes based on the effective interest rate method. However, the fair value of the embedded derivative liability related to the conversion feature was determined by the management at an insignificant amount since upon closing of a Qualified Financing the conversion will be done based on market conditions (i.e. conversion price will be equal to the fair value of the share upon conversion) and thus all proceeds received of $360 were allocated to the July 18 Notes.

The following tabular presentation reflects the reconciliation of the carrying amount of the July 18 Notes during the period of nine months ended September 30, 2024:

Nine-month period ended September 30, 2024
(Unaudited)

Open balance	$-
Total proceeds allocated to July 18 Notes at initial recognition	360
Interest expenses related to July 18 Notes (Note 5 below)	5
Partial conversion July 18 Notes and accrued Interest (Note 3J below)	(101)
$264

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONT.)

(in thousands of US Dollars)

NOTE 3 - SIGNIFICANT TRANSACTIONS (CONT.)

H.	Convertible Promissory Note and Warrant Agreements

On July 30, 2024, the Company entered into a convertible promissory note and three warrant agreements (the “July 30 Warrants”) with an existing investor (the “July 30 Holder”), providing for the private placement of a secured convertible promissory note in the aggregate principal amount of $4,000 (the “July 30 Note”). The July 30 Note is not convertible until and unless approved at a meeting of the Company’s stockholders (the “Stockholder Approval”).

The July 30 Note bears simple interest at a rate of 8% per annum and is due and payable in cash on earlier of: (i) 12 months anniversary of July 30 Note, or (ii) closing date of a Sale Transaction (defined below) (the “Maturity Date”). The July 30 Note is secured by a first-priority security interest on all Company’s assets.

Except regarding the conversion of the July 30 Note or a Sale Transaction as discussed below, the Company may not prepay the July 30 Note without the written consent of the July 30 Holder. If Stockholder Approval is obtained, the July 30 Note (i) is convertible at the discretion of the July 30 Holder at a price equal to the closing price of the Common Stock on the date of conversion and, (ii) if the Closing Price of the Common stock exceeds $5.00 per share for a period of 5 consecutive trading days, will automatically convert at a price equal to the 5 daily Volume Weighted Average Price (“VWAP”) of the Common Stock (subject to adjustment for any stock split, stock dividend, reverse stock split, combination or similar transaction).

Upon Sale Transaction on or prior to the Maturity Date, the Company will repay the July 30 Holder, at the July 30 Holder’s election, as follows: (i) cash equal to 200% of the Note balance, or (ii) transaction consideration in the amount to be received by the Holder in such Sale Transaction if the July 30 Note was converted pursuant to an optional conversion. “Sale Transaction” means a merger or consolidation of the Company with or into any other entity, or a sale of all or substantially all of the Company’s assets, or any other transaction or series of related transactions in which the Company’s stockholders immediately prior to such transaction(s) receive cash, securities or other property in exchange for their shares and, immediately after such transaction(s), own less than 50% of the equity securities of the surviving corporation or its parent.

Upon the occurrence of an Event of Default (defined below), the July 30 Holder may, by written notice to the Company, declare the Note to be due immediately and payable with respect to the July 30 Note balance. An “Event of Default” means (i) failure by the Company to pay the July 30 Note balance on the Maturity Date, (ii) the Company becomes subject to a judgement of more than $50,000, (iii) voluntary bankruptcy, or (iv) involuntary bankruptcy. Upon the occurrence of an Event of Default specified in clause (iii) above, the July 30 Note balance shall automatically and immediately become due and payable, in all cases without any action on the part of the July 30 Holder.

Each July 30 Warrant becomes exercisable 12 months after its issuance and has term of 10 years. The July 30 Warrants are exercisable for cash only and have no price-based antidilution. The first July 30 Warrant is for 2,133,334 shares at $1.875 per share. The second July 30 Warrant is for 1,523,810 shares at $2.625 per share. The third July 30 Warrant is for 1,185,186 shares at $3.375 per share.

At the initial date, the Company has issued two instruments that include (i) a financial instrument that is considered as “host” which comprised of July 30 Note and two embedded derivative financial instruments (i.e. an embedded conversion feature and an embedded redemption feature to receive cash equals to 200% of July 30 Note balance upon Sale Transaction) and (ii) three series of detachable warrants. At the initial date, the Company is required to estimate the fair value of both two instruments and allocate the total gross proceeds received between them based on that relative fair value identified. The fair value of the embedded derivative financial instruments (i.e. the conversion right and the redemption right) should be bifurcated from the host instrument and remeasured on recurring basis at each reporting period under marked to market approach, the July 30 Note is accounted for under carrying amount whereby discount and interest expenses are recorded over the economic life of the July 30 Note based on the effective interest rate method and the July 30 Warrants are classified into equity without any further subsequent measurement.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONT.)

(in thousands of US Dollars)

NOTE 3 - SIGNIFICANT TRANSACTIONS (CONT.)

H.	Convertible Promissory Note and Warrant Agreements (Cont.)

Upon initial recognition, the management by using the assistance of an external appraiser allocated the gross cash proceeds received based on the relative fair value of the July 30 Note and the detachable July 30 Warrants in total amount of $1,450 and $2,550, respectively. The fair value of the convertible note was determined by using hybrid method that includes conversion scenario and liquidation scenario taking into account, inter alia, a debt discount rate of 28.65%. The fair value of the July 30 Warrants was determined by using Black-Scholes pricing model taking into account, inter alia, expected stock price volatility of 122.8% and risk-free interest rate of 4.78%. The amount allocated to July 30 Warrants was classified as a component of permanent equity (as their terms permit the holders to receive a fixed number of shares of common stock upon exercise for a fixed exercise price).

Furthermore, it was determined that the embedded conversion feature and embedded redemption feature are required to be bifurcated from the host loan instrument. The fair value of the bifurcated derivatives was determined by the management using the assistance of an external appraiser in a total amount of $35 upon initial recognition and in subsequent periods as derivative liability at fair value through profit and loss. The remaining amount of $1,415 was allocated to the host loan instrument which in subsequent periods is accounted for using the effective interest method over the term of the loan, until its stated maturity.

The following tabular presentation reflects the reconciliation of the carrying amount of the July 30 Note during the period of nine months ended September 30, 2024:

Nine-month period ended September 30, 2024
(Unaudited)

Open balance	$-
Total proceeds received	4,000
Total proceeds allocated to July 30 Warrants at initial recognition	(2,550)
Total proceeds allocated to embedded redemption feature at initial recognition	(35)
Amortization of discount and interest expenses related to July 30 Note (Note 5 below)	309
$1,724

The following tabular presentation reflects the reconciliation of the fair value of the embedded conversion feature and embedded redemption feature during the period of nine months ended September 30, 2024:

Nine-month period ended September 30, 2024
(Unaudited)

Open balance	$-
Proceeds allocated to embedded redemption feature at initial recognition	35
Revaluation expenses related to embedded redemption feature (Note 5 below)	2
$37

On September 24, 2024, the Company held a special meeting of its stockholders under which shares of common stock issuable by the Company upon conversion of the July 30 Note and exercise of the July 30 Warrants has been approved. However, through September 30, 2024, July 30 Holder has not elected to trigger the conversion of July 30 Note or the exercise of the July 30 Warrants into shares of common stock.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONT.)

(in thousands of US Dollars)

NOTE 3 - SIGNIFICANT TRANSACTIONS (CONT.)

I.	August 23 Conversion

On August 23, 2024 (the “Commitment Date”), the Company and two of June 27 Investors entered into conversion agreement, under which the Company agreed to convert the principal nominal amount plus any accrued but unpaid interest pursuant to each of June 27 Notes, totalling approximately $20 each (the “Debt”), held by the Investors to Common Stock at a conversion price of $1.02 per share. On October 15, 2024, the Company issued 19,682 shares of common stock for each of the two of the June 27 Investors in respect of each respective Debt converted.

In satisfaction of the Debt, the Company also issued to each of the two June 27 Investors three warrants (each an “August 23 Warrant”). Each August 23 Warrant becomes exercisable on August 16, 2025 and has term of 10 years. The August 23 Warrants are exercisable for cash only and have no price-based antidilution. The first August 23 Warrant is for 10,707 shares of Common Stock and is exercisable at $1.875 per share. The second August 23 Warrant is for 7,648 shares of Common Stock, exercisable at $2.625 per share. The third August 23 Warrant is for 5,948 shares of Common Stock, exercisable at $3.375 per share.

The above transaction was accounted for as settlements of financial liabilities under which the instruments issued or to be issued to the June 27 Investors (i.e. shares of common stock and August 23 Warrants) are eligible for equity classification and thus both have been recorded as part of the permanent equity based on the total fair value of $238 at the Commitment Date. The difference between the fair value of these equity instruments and the carrying amount of each of the respective Debt at the Commitment Date amounted to $11 was charged immediately to the finance expenses (see also Note 5 below).

During the period commencing the issuance date through September 30, 2024, none of the August 23 Warrants have been exercised.

J.	Sep 5 Conversion

On September 5, 2024 (the “Commitment Date”), the Company and one of June 27 Investors and July 18 Investors entered into a conversion agreement, under which the Company agreed to convert outstanding board fees amounted $113 and the principal nominal amount plus any accrued but unpaid interest pursuant to June 27 Note and July 18 Note, totalling $146 (referring together as a “Debt”), held by the Investor to Common Stock at a conversion price of $1.02 per share. On October 15, 2024, the Company issued 254,226 shares of common stock for the June 27 Investor in respect of the Debt converted.

In satisfaction of the Debt, the Company also issued to June 27 Investor and July 18 Investor three warrants (each an “September 5 Warrant”). Each September 5 Warrant becomes exercisable on August 16, 2025 and has term of 10 years. The September 5 Warrants are exercisable for cash only and have no price-based antidilution. The first September 5 Warrant is for 138,299 shares of Common Stock and is exercisable at $1.875 per share. The second September 5 Warrant is for 98,785 shares of Common Stock, exercisable at $2.625 per share. The third September 5 Warrant is for 76,833 shares of Common Stock, exercisable at $3.375 per share.

The above transaction was accounted for as settlements of financial liabilities under which the instruments issued or to be issued to the July 18 Investor (i.e. shares of common stock and September 5 Warrants) are eligible for equity classification and thus both have been recorded as part of permanent equity based on the total fair value of $1,505 at the Commitment Date. The difference between the fair value of these equity instruments and the carrying amount of the Debt at the Commitment Date amounted to $227 was charged immediately to the finance expenses (see also Note 5 below).

During the period commencing the issuance date through September 30, 2024, none of the September 5 Warrants have been exercised.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONT.)

(in thousands of US Dollars)

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES

A.	In 2004, the Israeli Innovation Authority (IIA) provided Integrity Israel with a grant of approximately $93 (NIS 420,000), for develop a non-invasive blood glucose monitor (the “Development Plan”). Integrity Israel is required to pay royalties to IIA at a rate ranging between 3-5% of the proceeds from sale of the Company’s products arising from the Development Plan up to an amount equal to $93, plus interest at LIBOR from the grant date. As to replacement of the LIBOR benchmark rate, even though the IIA has not declared the alternative benchmark rate to replace the LIBOR, the Company does not believe it will have a significant impact. As of September 30, 2024, the remaining contingent liability with respect to royalty payment on future sales equals approximately $73, excluding interest. Such contingent obligation has no expiration date.

B.	On October 7, 2022 (“the Closing Date”), the Company entered into Intellectual Property Purchase Agreement (the “Agreement”) with Paul Goode, which is the Company’s Chief Executive Officer (the “Seller”), under which it was agreed that on and subject to the terms and conditions of the Agreement, at the Closing Date, Seller sold and assigned to the Company, all of Seller’s right, title and interest in and to the following assets, properties and rights (collectively, the “Purchased Assets”): (i) all rights, title, interests in all current and future intellectual property, including, but not limited to patents, trademarks, trade secrets, industry know-how and other IP rights relating to an implantable continuous glucose sensor (collectively, the “Conveyed Intellectual Property”); and (ii) all the goodwill relating to the Purchased Assets.

In consideration for the sale of the Purchased Assets to the Company, at the Closing Date, the Company paid to Seller cash in the amount of one dollar and obligated to issue up to 200,000 shares of Common Stock to be issued based upon specified performance milestones as set forth in the Agreement (the “Purchase Price”). In addition, if upon the final issuance, the aggregate 200,000 shares represent less than 1.5% of the then outstanding Common Stock of the Company, the final issuance will include such number of additional shares so that the total aggregate issuance equals 1.5% of the outstanding shares (the “True-Up Shares”). All shares of Common Stock of the Company that will be issued under the agreement shall be (i) restricted over a limited period as defined in the Agreement and (ii) subject to the lockup provisions.

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

At the Closing Date, it was determined that the asset acquisition represents the purchase of IPR&D with no alternative future use. However, the achievement of each of the performance milestones is considered as a contingent event outside the Company’s control and thus the contingent consideration which is equal to the fair value of the Purchase Price as measured at the Closing Date will be recognized when it becomes probable that each target will be achieved within the reasonable period. Such additional contingent consideration will be recognized in subsequent periods if and when the contingency (the achievement of targets) is resolved.

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

In May 2024, the Company achieved the second performance milestone out of the five performance milestones outlined in the Agreement executed between the Company and the Seller as of the Closing Date. As result, the Company is committed to issue 30,000 restricted shares to the Seller. Accordingly, the Company recorded stock-based compensation expenses amounted to $192 which represents the quoted price of its Common Stock at the Closing Date, after taking into consideration a discount for lack of marketability in a rate of 30 % over the applicable restriction period. As of September 30, 2024, the second performance milestone shares were not yet issued.

As of September 30, 2024, the achievement of all other remaining performance milestones was not considered probable and thus no stock-based compensation expenses were recorded with respect to thereof.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONT.)

(in thousands of US Dollars)

NOTE 5 - FINANCE (INCOME) EXPENSES, NET

	Three-month period ended September 30,		Nine-month period ended September 30,
	2024	2023	2024	2023
	Unaudited		Unaudited

Discount amortization and interest expenses related to June 27 Notes	$16	$-	$16	$-
Interest expenses related to July 18 Notes	5	-	5	-
Discount amortization and interest expenses related to July 30 Note	309	-	309	-
Revaluation expenses related to derivative financial liabilities	2	-	2	-
Revaluation expenses incurred from settlement of financial liabilities	1,505	-	1,505	-
Interest on bank deposits	(7)	(1)	(38)	(2)
Exchange rate differentials, bank commissions and miscellaneous	18	-	23	-
	$1,848	$(1)	$1,822	$(2)

NOTE 6 - SUBSEQUENT EVENTS

Management evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed interim consolidated financial statements were available to be issued. Based upon this review, the Company did not identify any other significant subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below.

Completion of underwritten U.S. public offering

On November 12, 2024, the Company completed a public offering (the “Offering”) under which the Company received gross proceeds of $10,000 in exchange for issuance of an aggregate of (i) 2,437,340 shares (the “Shares”) of its Common Stock, (ii) 4,756,900 pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 4,756,900 shares of Common Stock (the “Pre-Funded Warrant Shares”) in lieu of Shares, (iii) Series A Warrants (the “Series A Warrants”) to purchase up to 7,194,240 shares of Common Stock (the “Series A Warrant Shares”) and (iv) Series B Warrants (the “Series B Warrants” and, together with the Series A Warrants, the “Common Warrants”) to purchase up to 7,194,240 shares of Common Stock (“the “Series B Warrant Shares” together with the Series A Warrant Shares, the “Warrant Shares”). Each Share or Pre-Funded Warrant, as applicable, was sold together with one Series A Warrant to purchase one share of Common Stock and one Series B Warrant to purchase one Common Share. The public offering price for each Share and accompanying Common Warrants was $1.39, and the public offering price for each Pre-Funded Warrant and accompanying Common Warrants was $1.389 (the “Offering Price”).

The Pre-Funded Warrants have an exercise price of $0.001 per share, are exercisable immediately and expire when exercised in full. Each Series A Common Warrant will have an exercise price per share of $1.81 and will be exercisable beginning on the date on which Stockholder Approval (as defined below) is received and deemed effective (the “Initial Exercise Date” or the “Stockholder Approval Date”). The Series A Warrants will expire on the five-year anniversary of the Initial Exercise Date. The Series B Warrants will have an exercise price per share of $1.81 and will be exercisable beginning on the Initial Exercise Date. The Series B Warrants will expire on the two and one-half year anniversary of the Initial Exercise Date. The issuance of Common Warrant Shares upon exercise of the Common Warrants is subject to stockholder approval under applicable rules and regulations of The Nasdaq Stock Market LLC (“Nasdaq”) (“Stockholder Approval” and the date on which Stockholder Approval is received and deemed effective, the “Stockholder Approval Date”).

The exercise price of Series A Warrants and Series B Warrants is subject to certain adjustments. If at the time of exercise there is no effective registration statement registering, or the prospectus contained therein is not available for the issuance of the Series A Warrants Shares and Series B Warrant Shares to the holders, then the Series A Warrants and Series B Warrants may also be exercised, in whole or in part, at such time by means of a “cashless exercise”. In addition, the holders are entitled to an option to require the Company to purchase the Series A Warrants and Series B Warrants for cash in an amount equal to their Black-Scholes Option Pricing Model value, in the event that certain fundamental transactions (which some of them are not considered solely within the control of the Company) as defined in the Series B Warrants agreement, occur. Additionally, holders of Series B Warrants may also effect an “alternative cashless exercise” at any time while the Series B Warrants are outstanding following the Initial Exercise Date. Under the alternate cashless exercise option, the holder of the Series B Warrant has the right to receive an aggregate number of shares equal to the product of (i) the aggregate number of shares of Common Stock that would be issuable upon a cashless exercise of the Series B Warrant and (ii) 3.0.

Total incremental and direct issuance costs are estimated at the total amount of $1,127.

The closing of the public offering occurred on November 14, 2024 (the “Closing Date”).

In a private placement offering completed  concurrently with the completion of the public offering, the July 30 Investor voluntarily converted  approximately $4,089 of Debt, which represents the outstanding minimal amount of principal and accrued interest under the July 30 Note as of November 12, 2024, on substantially the same terms as the public offering, resulting in the issuance of 2,640,717 shares of Common Stock (plus 2,640,717 accompanying Series A Warrants and 2,640,717 accompanying Series B Common Warrants), based on a conversion price of $1.55 per share.

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

The Company is currently developing an Implantable CBGM for use by Type 1 diabetes patients as well as insulin-dependent Type 2 patients. Implant longevity is key to the success of such a device. We have continued to evolve our sensor chemistry following our successful in-vitro feasibility study demonstrating that a minimum two-year implant life is highly probable with the current sensor design. Recently we announced a 3-year longevity is feasible leveraging both in-vitro and in-silico test results. We have also completed four animal studies with evolving prototype systems, all four of which consistently demonstrated a simple implant procedure, good functionality, and safety. The Company has also successfully demonstrated continuous glucose sensing in the epidural space via two additional animal trials, both of which demonstrated a simple implant procedure, good functionality, and safety. This latter approach is of importance for patients with painful diabetic neuropathy contemplating spinal cord stimulation therapy for their condition. The results of these animal trials were recently presented in poster form at the American Diabetes Association, the Diabetes Technology Society, and the DiabetesMine annual conferences.

A regulatory submission has been made for a first in human study. This will be an acute study intended to demonstrate device performance and safety. All preparatory clinical activities are complete and the study is expected to initiate in Q4 2024, pending regulatory approval. In parallel, the Company is also preparing for a long-term clinical trial expected to begin in late Q2 2024. As part of this effort, the Company is working towards ISO13485 certification, an internationally agreed-upon standard of quality system requirements for the design, production, distribution, and sale of medical devices. The Company has successfully completed the first audit and is scheduled to complete the second audit in December 2024. A successful second audit results in certification of compliance to the standard, which is recognized and accepted by the FDA, the European Union, and many other geographies worldwide.

We believe our technology, if successful, has the potential to be more accurate, more convenient and have a longer duration than other implantable glucose monitors that are either in the market or currently under development.

Our Senior Management team includes; CEO and President, Paul V. Goode PhD, who has a decorated career developing innovative medical technologies, including at Dexcom and MiniMed, CFO, James Cardwell, CPA who has over 16 years of experience as a Chief Financial Officer and Chief Operating Officer with a concentration in both SEC financial reporting and tax compliance, James P. Thrower PhD, Vice President of Engineering, a seasoned executive formerly of Sterling Medical Devices, Mindray DS USA and Dexcom, Inc., Mark Tapsak PhD, Vice President of Sensor Technology, a medical research scientist who brings over 25 years of experience in the diabetes industry, including previous senior roles at Dexcom and Medtronic, Drinda Benjamin, Vice President of Marketing, a medical device professional with over 20 years of experience in the medical device and diabetes industry with senior roles at Intuity Medical, Senseonics, Abbott Diabetes, and Medtronic Diabetes, Vincent Wong, Vice President of Quality, a medical device professional with 15 years of experience in quality system for implantable medical device manufacturing with senior roles at Cirtec Medical and TOMZ, and Sandie Martha, Vice President Clinical Operations, a medical device professional with over 20 years of experience in the medical device and diabetes industry with senior roles at Dexcom and GlySens.

Andy Balo, formerly of Dexcom and St Jude Medical (now Abbott) and John Ballantyne, founder and formerly of Aldeveron have joined as independent board members. Several highly talented and accomplished executives joined the Company as senior advisors to the Board. These include Daniel McCaffrey MBA MA, a world-renowned behavioral scientist and digital health expert formerly at Samsung Health and Dexcom, Inc., and Dr. David C. Klonoff, world renowned endocrinologist and diabetes technology thought leader. We intend to continue to invest in our talent and to expand and strengthen all areas within the Company.

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

On July 18, 2024, we entered into a series of convertible promissory notes with certain investors which including three of our directors and one member of our executive management, providing for the private placement of unsecured convertible promissory notes in the aggregate principal amount of $360,000 (the “Notes” and each a “Note”). The Notes bear simple interest at the rate of 8% per annum and are due and payable in cash on the earlier of: (a) the twelve-month anniversary of Note, or (b) the date of closing of a Qualified Financing (as defined above). Interest will be computed on the basis of a 365-day year.

On July 30, 2024, we entered into a convertible promissory note and three warrant agreements (the “Warrants”) with an existing investor (the “Holder”), providing for the private placement of a secured convertible promissory note in the aggregate principal amount of $4,000,000 (the “Note”). The Note was not convertible until and the approval at a meeting of our stockholders. The Note bears simple interest at the rate of 8% per annum and is due and payable in cash on the earlier of: (i) 12 months anniversary of Note, or (ii) the date of closing of a Sale Transaction (as defined above) (the “Maturity Date”). The Note is secured by a first-priority security interest on all our assets. Each Warrant becomes exercisable 12 months after its issuance and has term of 10 years. The Warrants are exercisable for cash only and have no price-based antidilution. The first Warrant is for 2,133,334 shares at $1.875 per share. The second Warrant is for 1,523,810 shares at $2.625 per share. The third Warrant is for 1,185,186 shares at $3.375 per share.

On August 23, 2024, two of the June 27 Investors entered into conversion agreements with us, pursuant to which we agreed to convert the principal amount, plus any accrued but unpaid interest pursuant to each of the June 27 Notes, totalling approximately $20,076 each, held by the Investors to Common Stock at a conversion price of $1.02 per share. On October 15, 2024, we issued 19,682 shares of common stock for each of the two of the June 27 Investors in respect of each respective debt converted. In satisfaction of the debt, we also issued to each of the two June 27 Investors three warrants (each an “August 23 Warrant”). Each August 23 Warrant becomes exercisable on August 16, 2025 and has term of 10 years. The August 23 Warrants are exercisable for cash only and have no price-based antidilution. The first August 23 Warrant is for 10,707 shares of Common Stock and is exercisable at $1.875 per share. The second August 23 Warrant is for 7,648 shares of Common Stock, exercisable at $2.625 per share. The third August 23 Warrant is for 5,948 shares of Common Stock, exercisable at $3.375 per share.

On September 5, 2024, one of the June 27 Investors and July 18 Investors entered into a conversion agreement with us, pursuant to which we agreed to convert outstanding board fees and the principal amount, plus any accrued but unpaid interest pursuant to the June 27 Investor’s June 27 Note, totalling $259,300, held by the Investor to Common Stock at a conversion price of $1.02 per share. On October 15, 2024, we issued 254,226 shares of common stock for the June 27 Investor in respect of the Debt converted. In satisfaction of the debt, we issued to the July 18 Investor three warrants (each an “September 5 Warrant”). Each September 5 Warrant becomes exercisable on August 16, 2025 and has term of 10 years. The September 5 Warrants are exercisable for cash only and have no price-based antidilution. The first September 5 Warrant is for 138,299 shares of Common Stock and is exercisable at $1.875 per share. The second September 5 Warrant is for 98,785 shares of Common Stock, exercisable at $2.625 per share. The third September 5 Warrant is for 76,833 shares of Common Stock, exercisable at $3.375 per share.

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

Since our incorporation, we have devoted substantially all our resources to research and product development and providing general and administrative support for these activities. Since our incorporation, we have incurred significant losses and negative cash flows from operations. During the nine months ended September 30, 2024, we incurred a net loss of approximately $12.5 million and used $9.0 million of cash in our operations. As of September 30, 2024, we had an accumulated deficit of approximately $122.7 million. We expect to continue to incur significant and increasing losses and do not expect positive cash flows from operations for the foreseeable future, and our net losses may fluctuate significantly from period to period depending on the timing of and expenditures on our research and development activities.

As of September 30, 2024, the balance of cash and cash equivalents of approximately $346,000, together with the net proceeds in total amount of $8,873 which expected to be received upon closing of a public offering through registration statements on Form S-1 on November 14, 2024, is insufficient for the Company to realize its business plans for the twelve-month period subsequent to the reporting period.

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the three and nine months ended September 30, 2024 compared with the same periods ended September 30, 2023. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Consolidated Results of Operations for the Three Months Ended September 30, 2024 and 2023

Research and development expenses

Research and development expenses were approximately $2.1 million for the three-month period ended September 30, 2024, as compared to approximately $1.7 million for the prior-year period. The increase is attributable to ramping up product development actives.

Research and development expenses consist primarily of salaries and other personnel-related expenses, materials, animal trials, production labor and other expenses. We expect research and development expenses to increase in 2025 and beyond, primarily due to hiring additional personnel, as well clinical trials for the Glucotrack CBGM; however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs, including the FDA registration process, specific requirements from customers, development of new Glucotrack CBGM models and others.

Marketing expenses

Marketing expenses were approximately $0.1 million for the three-month period ended September 30, 2024, as compared to $0 for the prior-year period. This increase is primarily attributable to business development personnel and professional marketing services.

General and administrative expenses

General and administrative expenses were approximately $1.1 million for the three-month period ended September 30, 2024, as compared to approximately $0.5 million for the prior-year period. The increase is attributable to professional fees we accrued during the period.

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

Finance (income) expenses net

Finance expenses, net was approximately $1.9 million for the three-month period ended September 30, 2024, as compared to finance income of approximately $0.001 million for the prior-year period. This increase was primarily due to $1.5 million in revaluation expenses incurred from settlement of financial liabilities and $0.3 million in discount amortization and interest expenses.

Net Loss

Net loss was approximately $5.1 million for the three-month period ended September 30, 2024, as compared to approximately $2.2 million for the prior-year period. The increase in net loss is attributable primarily to the increase in our operating expenses, as described above.

Consolidated Results of Operations for the Nine Months Ended September 30, 2024 and 2023

Research and development expenses

Research and development expenses were approximately $7.8 million for the nine-month period ended September 30, 2024, as compared to approximately $3.0 million for the prior-year period. The increase is attributable to professional fees we accrued during the period.

Research and development expenses consist primarily of salaries and other personnel-related expenses, materials, animal trials and other expenses. We expect research and development expenses to increase in 2025 and beyond, primarily due to hiring additional personnel, as clinical trials for the Glucotrack CBGM; however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs, including the FDA registration process, specific requirements from customers, development of new Glucotrack CBGM models and others.

Marketing expenses

Marketing expenses were approximately $0.3 million for the nine-month period ended September 30, 2024, as compared to $0 for the prior-year period. This increase is primarily attributable to business development personnel and professional marketing services.

General and administrative expenses

General and administrative expenses were approximately $2.6 million for the nine-month period ended September 30, 2024, as compared to approximately $1.7 million for the prior-year period. The increase is attributable to professional fees we accrued during the period.

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

Finance (income) expenses, net

Finance expenses, net was approximately $1.8 million for the nine-month period ended September 30, 2024, as compared to finance income, net of approximately $0.002 million for the prior-year period. This increase was primarily due to $1.5 million in revaluation expenses incurred from settlement of financial liabilities and $0.3 million in discount amortization and interest expenses.

Net Loss

Net loss was approximately $12.5 million for the nine-month period ended September 30, 2024, as compared to approximately $4.7 million for the prior-year period. The increase in net loss is attributable primarily to the increase in our operating expenses, as described above.

Cash Flows for the Nine Months Ended September 30, 2024 and 2023

Operating Activities

Net cash used in operating activities for the nine-month period ended September 30, 2024 was approximately $9.0 million primarily due to the net loss of approximately $12.5 million offset by non-cash charges of $2.3 million and an increase in working capital excluding cash of $1.2 million. Net cash used in operating activities for the nine-month periods ended September 30, 2023 was approximately $4.1 million primarily due to the net loss of $4.7 million.

Investing Activities

Net cash used in investing activities was $0.1 million and $0 for the nine-month periods ended September 30, 2024 and 2023, respectively. Net cash used in investing activities primarily reflects the purchasing of fixed assets.

Financing Activities

Net cash provided by financing activities was approximately $5.0 million and $8.7 million for the nine-month periods ended September 30, 2024 and 2023, respectively. Net cash provided by financing activities primarily reflects the proceeds received from private placement transaction in 2024 versus net proceeds received upon completion of public offering.

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Going Concern Uncertainty

The development of the implantable continuous glucose sensor product is expected to require substantial further expenditures. We remain dependent upon external sources for financing our operations. Since inception, we have incurred substantial accumulated losses and negative operating cash flow and have a significant accumulated deficit. We do not have any committed external source of funds or other support for our development efforts, and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, government funding, strategic alliances, licensing arrangements, and other marketing or distribution arrangements, any of which may include terms that may adversely affect our stockholders’ rights. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, we may have to significantly delay, scale back or discontinue our development or commercialization initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline. We believe that our cash on hand as of September 30, 2024, together with the net proceeds expected to be received upon closing of a public offering through registration statements on Form S-1 on November 14, 2024, will not provide sufficient working capital to fund its current operations and animal trial program for the development of its Implantable CGM for a period of twelve-months subsequent to the reporting period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024 (the “Evaluation Date”). Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are ineffective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is not accumulated and communicated to management, including our principal executive and financial officers, in a manner sufficient to allow timely decisions regarding required disclosure, due to the material weaknesses in internal control over financial reporting related to lack of sufficient internal accounting personnel, segregation of duties, and lack of sufficient internal controls (including IT general controls) that encompass the Company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting.

Management has identified corrective actions to remediate such material weaknesses, which includes hiring additional employees and engaging in external financial reporting consultants. Management intends to implement procedures to remediate such material weaknesses during the fiscal year 2025; however, the implementation of these initiatives may not fully address any material weaknesses that we may have in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At September 30, 2024, except as described in the preceding paragraph, the Company did not have any pending claims, charges or litigation that were expected to have a material adverse impact on its financial position, results of operations or cash flows.

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

Any performance failure on the part of our contract manufacturers could delay clinical development or regulatory clearance or approval of our product candidates or commercialization of our future product candidates, depriving us of potential product revenue and resulting in additional losses. In addition, our dependence on a third-party for manufacturing may adversely affect our future profit margins. Our ability to replace an existing manufacturer may be difficult because the number of potential manufacturers is limited, and the FDA must approve any replacement manufacturer before it can begin manufacturing our product candidates. Such approval would require additional non-clinical testing and compliance inspections. It may be difficult or impossible for us to identify and engage a replacement manufacturer on acceptable terms in a timely manner, or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Except as disclosed below, during the quarter ended September 30, 2024, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

On August 23, 2024, two investors entered into conversion agreements (the “Conversion Agreements”) with the Company, pursuant to which the Company agreed to convert the principal amount, plus any accrued but unpaid interest pursuant to two outstanding promissory notes, totalling $20,076 each (the “Debt”), held by the Investors to Common Stock at a conversion price of $1.02 per share.

Also in satisfaction of the Debt and pursuant to the Conversion Agreement, the Company issued to each of the two Investors three warrants (each an “August 23 Warrant”). Each August 23 Warrant becomes exercisable on August 16, 2025, and has term of 10 years. The August 23 Warrants are exercisable for cash only and have no price-based antidilution. The first August 23 Warrant is for 10,707 shares of Common Stock and is exercisable at $1.875 per share. The second August 23 Warrant is for 7,648 shares of Common Stock, exercisable at $2.625 per share. The third August 23 Warrant is for 5,948 shares of Common Stock, exercisable at $3.375 per share.

The August 23 Warrants and the shares issued in satisfaction of the Debt were issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated under the Securities Act. The Company relied on this exemption from registration based in part on representations made by the investors.

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

Dated: November 14, 2024

GLUCOTRACK, INC.

By:	/s/ James Cardwell
Name:	James Cardwell
Title	Chief Financial Officer
(Principal Financial Officer)

