Form 10-Q
period 2025-03-31
Glucotrack, Inc.
filed 2025-05-14
CIK 1506983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 14, 2025, 28,642,809 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

GLUCOTRACK INC.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements regarding our future activities, events or developments, including such things as future revenues, product development, clinical trials, regulatory approval, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, projected performance and trends, and other such matters, are forward-looking statements. The words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “plan,” “may,” “will,” “could,” “would,” “should” and other similar words and phrases or the negative of such terms, are intended to identify forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q are based on certain historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. These statements relate only to events as of the date on which the statements are made and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. All of the forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially. Risks and uncertainties, the occurrence of which could adversely affect our business, include the risks identified in our Annual Report on Form 10-K for year ended December 31, 2024, under the caption “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report unless required by law.

GLUCOTRACK INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLUCOTRACK INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of US dollars except share data)

	In thousands of US dollars (except stock data)
	March 31, 2025	December 31, 2024
	Unaudited
Current Assets
Cash and cash equivalents	9,100	5,617
Other current assets	355	151
Total current assets	9,455	5,768

Operating lease right-of-use asset, net	53	59
Property and equipment, net	94	95
Restricted cash	10	10
TOTAL ASSETS	9,612	5,932

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	1,612	992
Operating lease liability, current	26	26
Convertible promissory notes	9	5
Other current liabilities	303	252
Total current liabilities	1,950	1,275

Non-Current Liabilities
Derivative financial liabilities (Note 2F and Note 3B)	177	17,421
Operating lease liability, non-current	26	33
Loans from stockholders	201	203
Total liabilities	2,354	18,932

Commitments and contingent liabilities (Note 4)

Stockholders’ Equity (Deficit)
Common Stock of $0.001 par value (“Common Stock”):
250,000,000 and 100,000,000 shares authorized as of March 31, 2025 and December 31, 2024, respectively; 25,585,853 and 791,609 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	26	1
Additional paid-in capital	146,259	119,229
Receipts on account of shares	228	228
Accumulated other comprehensive income	28	(8)
Accumulated deficit	(139,283)	(132,450)
Total stockholders’ equity (deficit)	7,258	(13,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	9,612	5,932

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands of US dollars except share data) (unaudited)

	Three-month period ended March 31,
	2025	2024
Operating expenses
Research and development	$1,871	$2,148
General and administrative	1,499	733
Selling and marketing expenses	128	70
Total operating expenses	3,498	2,951

Operating loss	3,498	2,951
Other (income) expense
Change in fair value of derivative liabilities	3,376	-
Other (income) expense, net	(4)	-
Finance expenses (income), net	(37)	(24)

Net Loss	6,833	2,927
Other comprehensive income:
Foreign currency translation adjustment	(36)	(6)

Comprehensive loss for the period	$6,797	$2,921

Basic and diluted net loss per common stock	$(0.67)	$(11.73)

Weighted average number of common stock used in computing basic and diluted loss per common stock	10,160,725	249,598

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands of US Dollars except share data) (unaudited)

	In thousands of US Dollars (except share data)
	Common Stock		Additional	Receipts on	Accumulated Other		Total
	Numbers of Shares	Amount	Paid-in Capital	account of shares	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity

Balance as of January 1, 2024 (Audited)	208,914	*	112,986	48	16	(109,853)	3,197
Loss for the period	-	-	-	-	-	(2,927)	(2,927)
Other comprehensive income	-	-	-	-	6	-	6
Stock-based compensation	-	-	22	-	-	-	22
Issuance of restricted shares as compensation towards directors	1,945	*	48	(48)	-	-	-
Issuance of restricted shares as payment for achievement of milestone pursuant to purchase agreement (Note 4B)	1,000	*	(1)	-	-	-	-
Exercise of prefunded warrants into shares	19,765	*	(2)	-	-	-	-
Exchange of warrants into shares	35,932	*	(4)	-	-	-	-
Restricted shares to be issued as compensation towards directors	-	-	-	78	-	-	78
Balance as of March 31, 2024 (Unaudited)	267,564	-	113,029	78	22	(112,780)	376

Balance as of January 1, 2025	791,609	1	119,229	228	(8)	(132,450)	(13,000)
Loss for the period	-	-	-	-	-	(6,833)	(6,833)
Other comprehensive income	-	-	-	-	36	-	36
Stock-based compensation	-	-	40	-	-	-	40
Issuance of common stock upon completion of public offering, net of offering expenses	15,016,009	15	6,379		-	-	6,394
Cashless exercise of warrants into common stock	9,723,723	10	20,610	-	-	-	20,620
Stock split adjustment	54,512	*	*		-	-	-
Balance as of March 31, 2025 (Unaudited)	25,585,853	26	146,259	228	28	(139,283)	7,258

(*)	Represents amount lower than $1.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US Dollars)

	Three-month period ended March 31,
	2025	2024
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	$(6,833)	$(2,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8	4
Stock-based compensation	40	22
Issuance of restricted shares as compensation towards directors	-	78
Change in fair value of derivative liability (Note 2H)	3,376
Amortization of debt discount and interest expense related to promissory notes	3	-
Linkage difference on principal of loans from stockholders	-	(1)
Changes in assets and liabilities:
Increase in other current assets	(204)	(64)
Increase in accounts payable	620	175
Increase (Decrease) in other current liabilities	51	(229)
Net cash used in operating activities	(2,939)	(2,942)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9)	(59)
Net cash used in investing activities	(9)	(59)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from underwritten U.S. public offerings (Note 3A)	6,395	-
Net cash provided by financing activities	6,395	-

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	36	6

Change in cash and cash equivalents, and restricted cash	3,483	(2,995)

Cash and cash equivalents, and restricted cash at beginning of the period	5,627	4,502

Cash and cash equivalents, and restricted cash, end of period	$9,110	$1,507

	Three-month period ended March 31,
	2025	2024
	(Unaudited)
Supplemental disclosure of cash flow activities:

(a) Net cash paid during the quarter for:

Interest	$4	$28

(b) Non-cash activities:

Recognition of right for usage asset against a lease liability	$-	$79

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands of US Dollars)

NOTE 1 – GENERAL

A.

The Company was incorporated on May 18, 2010 under the laws of the State of Delaware. The Company is currently developing an implantable continuous blood glucose monitor, the Glucotrack CBGM, for persons with Type 1 diabetes and insulin-dependent Type 2 diabetes.

The Glucotrack CBGM is being developed for use by Type 1 diabetes patients as well as insulin-dependent Type 2 patients. Implant longevity is key to the success of such a device. The Company has continued to evolve its sensor chemistry following the results of the in-vitro feasibility study. Recently the Company announced that a 3-year longevity is feasible leveraging both in-vitro and in-silico test results. The Company has also completed multiple animal studies with initial prototype systems which demonstrated a simple implant procedure with good safety and functionality. The results of both were presented in poster form at the 2024 American Diabetes Association annual conference.

Further to the above progress on the Glucotrack CBGM, the Company has also successfully demonstrated continuous glucose sensing in the epidural space. This latter approach is intended for patients with diabetes already contemplating spinal cord stimulation therapy for their condition.

A regulatory submission has been made for a first in human study outside of the United States. This is intended to demonstrate acute device performance and safety. All preparatory clinical activities and applicable regulatory approvals were completed in the fourth quarter of 2024. In parallel, the Company is also preparing for a long-term clinical trial outside the United States that is expected to begin in the second quarter of 2025.

The Company believes its technology, if successful, has the potential to be more accurate, more convenient and have a longer duration than other implantable glucose monitors that are either in the market or currently under development.

B.	Liquidity and Going Concern

To date, the Company has not yet commercialized the Glucotrack CBGM. Further development and commercialization efforts are expected to require substantial additional expenditure. Therefore, the Company is dependent upon external sources for financing its operations. As of March 31, 2025, the Company has incurred an accumulated deficit of $139,283. In addition, the Company has generated operating losses and negative cash flow from operations since inception. As of March 31, 2025, the balance of cash and cash equivalents amounted to $9,100.

During the three months ended March 31, 2025, the Company raised $6.4 million through the sale of shares of common stock, par value $0.001 per share (the “Common Stock”). See Note 3A. The Company plans to finance its operations through the sale of equity securities (and/or debt securities). There can be no assurance that the Company will succeed in obtaining the necessary financing or generating sufficient revenue from sale of its Glucotrack CBGM in order to continue its operations as a going concern.

Management has considered the significance of such conditions in relation to the Company’s ability to meet its current obligations and to achieve its business targets and determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

C.	2025 Reverse Stock Split and Increase in Authorized Common Stock

The Company filed with the Delaware Secretary of State a Certificate of Amendment to its Certificate of Incorporation which became effective at 4:30 p.m. on February 3, 2025, to implement a reverse stock split at a ratio of 1-for-20 (the “2025 Reverse Stock Split”) of the shares of its Common Stock. The 2025 Reverse Stock Split was approved by the Company’s stockholders at the special meeting of stockholders held on January 3, 2025 (the “Special Meeting”). All shares and per share numbers in these interim condensed consolidated financial statements have been retroactively adjusted and are reflected on a post-reverse share split basis.

On January 3, 2025, the Company filed an amendment to the Company’s Certificate of Incorporation to increase the Company’s authorized shares of Common Stock from 100,000,000 to 250,000,000. On February 3, 2025, the stockholders approved at the Special Meeting the increase in the Company’s authorized shares of Common Stock from 100,000,000 to 250,000,000, as well as the full issuance of shares of Common Stock issuable by the Company upon the exercise of Series A Warrants (defined below) and the cashless exchange of Series B Warrants (defined below). See Note 3B.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands of US Dollars)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as was filed with the SEC on March 31, 2025. The unaudited condensed interim consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature.

The results for the three months’ period ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or for any future period.

B. Use of Estimates in the Preparation of Financial Statements

The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of expenses during the reported periods. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions relate to evaluation of going concern, the classification of financial instruments as equity or liability and the determination of the fair value of derivative liabilities.

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

(in thousands of US Dollars)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

F. Fair value of financial instruments

ASC Topic 825-10, “Financial Instruments” defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and other current liabilities balances, to approximate their fair values due to the short-term maturities of such financial instruments. ASC Topic 825-10, establishes the following fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

●	Level 1 – Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

●	Level 2 – Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

●	Level 3 – Unobservable inputs are used when little or no market data is available. Level 3 inputs are considered as the lowest priority under the fair value hierarchy.

The Company did not estimate the fair value of the loans received from stockholders since their repayment schedule has not yet been determined.

The Company used Level 3 inputs for the valuation methodology of the derivative liabilities. The derivative liabilities are adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense accordingly.

There were no Level 3 assets or liabilities for the three months ended March 31, 2024. The following table provides a reconciliation of the beginning and ending balances of the Series A Warrants and Series B Warrants classified as derivative liabilities for the three months ended March 31, 2025:

Fair Value of Significant Unobservable Inputs (Level 3)

Warrant
Liability
Balance – November 14, 2024 – Warrant issuance date	$16,626
Fair value adjustments – Derivative financial liability	795
Balance – December 31, 2024	$17,421
Fair value adjustments – Derivative financial liability	3,376
Settlement of warrant liability	(20,620)
Balance – March 31, 2025	$177

G. Segment reporting

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

H. Basic and diluted loss per share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. The Company’s diluted net loss per common share is the same as our basic net loss per common share because it incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options and warrants would have an anti-dilutive effect. As of March 31, 2025 and 2024, stock options and shares issuable upon the conversion of warrants of 3,535,505 and 9,310, respectively, have been excluded from the computation of diluted shares outstanding.

	March 31,
	2025	2024
Common stock options	16,436	9,310
Shares issuable upon the conversion of warrants	3,519,069	-
Total	3,535,505	9,310

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONT.)

(in thousands of US Dollars)

NOTE 3 - SIGNIFICANT TRANSACTIONS

A.	Equity Issuances

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

On March 21, 2025, the Company sold 12,377,967 shares of Common Stock at an average offering price of $0.304 per share pursuant to the Sales Agreement for net proceeds of $3.6 million, after deducting fees owed to the Agent from such sale. As of March 31, 2025, approximately $4.5 million remains under the Sales Agreement.

Registered Direct Offering

On February 4, 2025, the Company entered into a securities purchase agreement with certain institutional investors, relating to the registered direct offering and sale of an aggregate of 2,638,042 shares of Common Stock at an offering price of $1.15 per share for gross proceeds of $3.0 million. The net proceeds to the Company from the offering were approximately $2.7 million, after deducting fees owed to the placement agent and other offering expenses. The February 2025 offering closed on February 5, 2025.

Dawson James acted as the placement agent for the offerings pursuant to a placement agency agreement, dated February 4, 2025, by and between the Company and Dawson James.

B.	Warrant Net Share Exercise into Common Stock

As previously disclosed, on November 12, 2024, the Company commenced a best efforts public offering, and concurrent with the offering entered into a private placement, collectively (the “2024 November Offerings”) whereas the Company issued an aggregate of (i) 501,507 Series A Warrants (the “Series A Warrants”) and (ii) 501,507 Series B Warrants (the “Series B Warrants”).

On January 3, 2025, subject to shareholder approval the number of shares of Common Stock issuable upon exercise of the Series A Warrants and Series B Warrants issued pursuant to the 2024 November Offerings was reset from 501,507 shares to 3,241,886 shares, respectively.

The Company accounted for the 6,483,772 warrants issued in connection with the 2024 November Offerings in accordance with the accounting guidance for derivatives. As further described in the annual financial statements for the year ended December 31, 2024, the Company analyzed the terms of the Series A and Series B Warrants and determined that such warrants are not eligible for equity classification and thus would be classified as derivative liabilities and recorded at fair value, with changes in fair value recorded through profit or loss. The Company used the Monte Carlo Simulation method for determining the fair value of the warrants. The Series A warrant assumptions used in the Monte Carlo simulations are an expected term of 4.62 years, an exercise price of $36.20, comparable company volatility of 113.5%, risk-free interest rate of 3.95% and share price of $6.17. The Series B warrant assumptions used in the Monte Carlo simulations are an expected term of 2.5 years, an exercise price of $36.20, company historical volatility of 378.6%, risk-free interest rate of 4.30% and share price of $6.17.

During the three months’ period ended March 31, 2025, there were cashless exercises of an aggregate 3,241,240 Series B Warrants issued in connection with the 2024 November Offerings, which resulted in the issuance of 9,723,723 shares of Common Stock. As these warrants were exercised, as permitted under the respective warrant agreements, the Company did not receive any cash proceeds. The warrants were measured at fair value as of the settlement dates, and the change in fair value of $5,745,851 was recognized to net loss. Upon the exercise of the Series B Warrants, the fair value of the warrants exercised as of the settlement dates of $20,260,138 was classified to equity under additional paid-in capital.

In addition, the remaining 646 Series B Warrants and 3,241,886 Series A Warrants were revalued as of March 31, 2025, resulting in a reduction to the warrant liability of $2,369,457.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONT.)

(in thousands of US Dollars)

NOTE 4 – COMMITMENTS AND CONTINGENT LIABILITIES

A.	On March 4, 2004, the Israeli Innovation Authority (the “IIA”) provided Integrity Israel with a grant of approximately $93 (NIS 420,000), for its plan to develop a non-invasive blood glucose monitor (the “Development Plan”). Integrity Israel is required to pay royalties to the IIA at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the Development Plan up to an amount equal to $93 plus interest at LIBOR from the date of grant. As to the replacement of the LIBOR benchmark rate, even though the IIA has not declared the alternative benchmark rate to replace the LIBOR, the Company does not believe it will have a significant impact. As of March 31, 2025, the remaining contingent liability with respect to royalty payment on future sales equals approximately $93 excluding interest. Such contingent obligation has no expiration date.

B.	On October 7, 2022 (“the Closing Date”), the Company entered into Intellectual Property Purchase Agreement (the “Agreement”) with Paul Goode, which is the Company’s Chief Executive Officer (the “Seller”), under which it was agreed that on and subject to the terms and conditions of the Agreement, at the Closing Date, Seller sold and assigned to the Company, all of Seller’s right, title and interest in and to the following assets, properties and rights (collectively, the “Purchased Assets”): (i) all rights, title, interests in all current and future intellectual property, including, but not limited to patents, trademarks, trade secrets, industry know-how and other IP rights relating to an implantable continuous glucose sensor (collectively, the “Conveyed Intellectual Property”); and (ii) all the goodwill relating to the Purchased Assets.

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

In June 2023, the Seller achieved the first performance milestone out of the five performance milestones outlined in the Agreement executed between the Company and the Seller as of the Closing Date. As a result, upon the date of the fulfilment of the first performance milestone the Company was committed to issue 1,000 restricted shares to the Seller. Accordingly, the Company recorded an amount of $131 as stock-based compensation expenses with a similar amount as an increase to additional paid-in capital. The first performance milestone shares were issued on February 6, 2024.

In May 2024, the second performance milestone was achieved out of the five performance milestones outlined in the Agreement executed between the Company and the Seller as of the Closing Date.

As result, the Company was committed to issue 1,500 restricted shares to the Seller. Accordingly, the Company recorded stock-based compensation expenses amounted to $192 which represents the quoted price of its Common Stock at the Closing Date, after taking into consideration a discount for lack of marketability in a rate of 30% over the applicable restriction period. The second performance milestone shares were issued on November 20, 2024, excluding 11,000 shares that were issued erroneously and were returned to the Company subsequent to the balance sheet date.

On March 26, 2025, the Board determined that the third milestone was met and that an additional 2,500 shares of Common Stock have been earned under the terms of the IP Purchase Agreement. As a result, an amount of $0.6 was recognized to stock-based compensation. The shares were issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act.

As of March 31, 2025, the achievement of all other remaining performance milestones was not considered probable and thus no stock-based compensation expenses were recorded with respect to thereof.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONT.)

(in thousands of US Dollars)

NOTE 5. SUBSEQUENT EVENTS

ATM Sales Agreement

On December 17, 2024, the Company entered into an ATM sales agreement (the “Sales Agreement”) with Dawson James Securities, Inc. (“Dawson James”), pursuant to which the Company have agreed to issue and sell shares of Common Stock, having an aggregate offering price of up to $8.23 million, from time to time, through an “at-the-market” equity offering program under which Dawson James will act as sales agent (the “Agent”). See Note 3A above.

From April 30, 2025 to May 9, 2025, the Company sold 3,056,856 shares of Common Stock at an average offering price of $0.183 per share pursuant to the Sales Agreement for net proceeds of $543, after deducting fees owed to the Agent from such sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies and prospects. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements regarding our future activities, events or developments, including such things as future revenues, capital raising and financing, product development, clinical trials, regulatory approval, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, projected performance and trends, and other such matters, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “may,” “will,” “could,” “would,” “should” and other similar words and phrases, are intended to identify forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. These statements relate only to events as of the date on which the statements are made and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. All of the forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially. Risks and uncertainties, the occurrence of which could adversely affect our business, include the risks identified under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024. The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Overview

We are a medical device company focused on the design, development and commercialization of novel technologies for use by people with diabetes. We are currently developing an implantable continuous blood glucose monitor (“CBGM”), the Glucotrack CBGM, for those with Type 1 diabetes and insulin-dependent Type 2 diabetes.

The Glucotrack CBGM is being developed for use by Type 1 diabetes patients as well as insulin-dependent Type 2 patients. Implant longevity is key to the success of such a device. We have continued to evolve the sensor chemistry following the successful in-vitro feasibility study demonstrating that a minimum two-year implant life is highly probable with the current sensor design. Recently we announced that a 3-year longevity is feasible leveraging both in-vitro and in-silico test results. We have also completed multiple animal studies with initial prototype systems which demonstrated a simple implant procedure with good safety and functionality. The results of both were presented in poster form at the 2024 American Diabetes Association annual conference.

Further to the above progress on the Glucotrack CBGM, we have also successfully demonstrated continuous glucose sensing in the epidural space. This latter approach is of importance for patients with diabetes already contemplating spinal cord stimulation therapy for their condition.

A regulatory submission has been made for a first in human study outside of the United States. This will be an acute study intended to demonstrate device performance and safety. All preparatory clinical activities and applicable regulatory approvals are complete. In parallel, we are also preparing for a long-term clinical trial outside the United States that is expected to begin in the second quarter of 2025.

We believe our technology, if successful, has the potential to be more accurate, more convenient and have a longer duration than other implantable glucose monitors that are either in the market or currently under development.

Recent Events

2025 Reverse Stock Split and Increase in Authorized Common Stock

We filed with the Delaware Secretary of State a Certificate of Amendment to its Certificate of Incorporation which became effective at 4:30 p.m. on February 3, 2025, to implement a reverse stock split at a ratio of 1-for-20 (the “2025 Reverse Stock Split”) of the shares of our Common Stock. The 2025 Reverse Stock Split was approved by our stockholders at the special meeting of stockholders held on January 3, 2025 (the “Special Meeting”). All shares and per share numbers in the consolidated financial statements have been retroactively adjusted and are reflected on a post-reverse share split basis.

On January 3, 2025, we filed an amendment to our Certificate of Incorporation, as to increase the Company’s authorized shares of Common Stock from 100,000,000 to 250,000,000. On February 3, 2025, the stockholders approved at the Special Meeting the increase in our authorized shares of Common Stock from 100,000,000 to 250,000,000, as well as the full issuance of shares of Common Stock issuable by us upon the exercise of Series A Warrants and Series B Warrants (defined herein).

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

On March 21, 2025, we sold 12,377,967 shares of Common Stock at an average offering price of $0.304 per share pursuant to the Sales Agreement. for net proceeds of $3.6 million, after deducting fees owed to the Agent from such sale. The shares of Common Stock were offered by us pursuant to a prospectus supplement dated December 17, 2024, and accompanying prospectus dated October 3, 2024, which forms a part of our registration statement on Form S-3 (Registration No. 333-282297) (the “S-3 Registration Statement”), which was declared effective by the Securities and Exchange Commission, on October 3, 2024.

Registered Direct Offering

On February 4, 2025, we entered into a securities purchase agreement with certain institutional investors, relating to the registered direct offering and sale of an aggregate of 2,638,042 shares of Common Stock at an offering price of $1.15 per share. The net proceeds to us from the offering were approximately $2.7 million, after deducting fees owed to placement agent and other offering expenses. The February 2025 offering closed on February 5, 2025.

The shares of Common Stock from the February 2025 registered direct offering was offered by us pursuant to a prospectus supplement dated February 4, 2025, and accompanying prospectus dated October 3, 2024, which forms a part of our S-3 Registration Statement. Dawson James acted as the placement agent for the offerings pursuant to a placement agency agreement, dated February 4, 2025, by and between us and Dawson James.

Warrant Exchange

Beginning on January 6, 2025, through March 15, 2025, we received exchange notices from certain holders of the Series B Warrants, with respect to an aggregate of 3,241,240 of the Series B Warrants, requiring the delivery of 9,723,724 shares of Common Stock according to the alternative cashless exercise, as applicable to the Series B Warrants under the November 2024 registered direct offering. The remaining 646 Series B Warrants are exchangeable for an aggregate of approximately 1,940 shares of Common Stock (subject to adjustment in the event of any stock dividend and split, reverse stock split, recapitalization, reorganization or similar transaction).

Appointment of Peter C. Wulff as Chief Financial Officer

Mr. Cardwell’s resigned as Chief Financial Officer of the Company, and on January 28, 2025, our board of directors (the “Board”) appointed Peter C. Wulff as Chief Financial Officer of the Company.

Financial Overview

Operating Expenses

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

Research and Development

Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, travel expenses, clinical trials and other expenses. We expect research and development expenses to increase in 2025 and beyond, primarily due to expanding clinical trial activities, hiring additional personnel, as well the development of the Glucotrack CBGM; however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs, including the FDA registration process, development of new Glucotrack CBGM models and other product candidates.

Selling and Marketing

Selling and marketing expenses consist primarily of personnel-related expenses and professional service costs.

Other (Income) Expense

Other income expense, consist primarily of the change in fair value of derivative liabilities, finance (income) expense and other (income) expense.

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the three-months ended March 31, 2024 compared with the same periods ended March 31, 2023. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Consolidated Results of Operations for the Three Months ended March 31, 2025 and 2024

General and administrative expenses

General and administrative expenses were approximately $1,499 for the three-month period ended March 31, 2025, as compared to approximately $733, for the prior-year period. The increase is primarily attributable to increased legal and professional fees, personnel costs and placement agent fees.

Research and development expenses

Research and development expenses were approximately $1,871 for the three-month period ended March 31, 2025, as compared to approximately $2,148 for the prior-year period. The decrease is attributable to a reduction in product and manufacturing fees we accrued during the period related to the development of the Glucotrack CBGM model.

Selling and marketing expenses

Selling and marketing expenses were approximately $128 for the three-month period ended March 31, 2025, as compared to $70 for the prior-year period. This increase is primarily attributable to increased professional marketing services.

Change in Derivative Liability

Change in derivative liability for the three months ended March 31, 2025, was an increase of $3,376. The change is primarily due to adjustments of the estimated fair value of the Series A Warrants, and the settlement of Series B Warrants exercised during the current quarter. See Note 3B to the condensed consolidated financial statements.

Financing income (expenses), net

Financing income, net was approximately $37 for the three-month period ended March 31, 2025, as compared to financing income of approximately $24 for the prior-year period. The increase is attributable to interest income received during the period.

Net Loss

Net loss was approximately $6,833 million for the three-months’ period ended March 31, 2025, as compared to approximately $2,927 million for the prior-year period. The increase in net loss is primarily attributed to the increase in general and administrative expenses and the fair value change of the derivative liability, as described above.

Liquidity and Capital Resources

As of March 31, 2025, we had $9,100 in cash and cash equivalents compared with $5,617 in cash and cash equivalents as of December 31, 2024. The net increase in cash and cash equivalents was attributable to the $6,395 received from financing activities offset by cash used in operating and investing activities of $2,928.

We have a history of recurring losses, and as of March 31, 2025, we have an accumulated deficit of $139,283. During the three months ended March 31, 2025, we recorded a net loss of $6,833. Our primary requirements for liquidity have been to fund product and clinical development activities and to satisfy our general corporate and working capital needs.

Subsequent to March 31, 2025, we sold 3,056,956 shares of Common Stock through the ATM Sales Agreement at an average offering price of $0.183 per share for net proceeds of $543, after deducting fees owed to the Agent from such sale.

Based on our operating plans, we do not expect that our current cash and cash equivalents as of March 31, 2025, will be sufficient to fund our operating, investing, and financing cash flow needs for at least the next twelve months, assuming our programs advance as currently contemplated. The Company estimates it will require approximately $15.0 million in cash to fund operations over this period. Based upon this review and our current financial condition, the Company has concluded that substantial doubt exists as to our ability to continue as a going concern. We have raised and believe we will continue to be able to raise additional capital through debt financing, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. However, there can be no assurances that such financing will be available or will be at terms acceptable to us, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our clinical trials or other operations. If any of these events occur, our ability to achieve our operational goals would be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on commercially acceptable terms favorable to us, or at all.

Going Concern Uncertainty

To date, we have not yet commercialized the Glucotrack CBGM. Further development and commercialization efforts are expected to require substantial additional expenditure. Therefore, we are dependent upon external sources for financing our operations. As of March 31, 2025, we have incurred an accumulated deficit of $139,283. In addition, we have generated operating losses and negative operating cash flow for all reported periods. As of March 31, 2025, the balance of cash and cash equivalents amounted to $9,100.

During the three months ended March 31, 2025, we received approximately $6,396 through public offerings. In addition, subsequent to the balance sheet date, we received $261 through the sale of shares of Common Stock. We plan to finance our operations through the sale of debt or equity securities (including the S-3 Registration Statement). There can be no assurance that we will succeed in obtaining the necessary financing or generating sufficient revenue from sale of the Glucotrack CBGM in order to continue our operations as a going concern.

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

The summary of our significant accounting policies is included under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. There have been no material changes to the critical accounting policies and estimates as filed in such report.

Off Balance Sheet Arrangements

We do not have any off balance sheet agreements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025 (the “Evaluation Date”). Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are ineffective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is not accumulated and communicated to management, including our principal executive and financial officers, in a manner sufficient to allow timely decisions regarding required disclosure.

The Company has identified material weaknesses in its internal control over financial reporting. As defined in Regulation 12b-2 under the Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected on a timely basis. The Company identified material weaknesses in its internal controls in the following areas: general IT controls; lack of sufficient accounting personnel and inadequate segregation of duties consistent with control objectives. None of these deficiencies resulted in a material misstatement to the Company’s annual or interim Consolidated Financial Statements for the periods ended March 31, 2025 and December 31, 2024.

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

Changes in Internal Control over Financial Reporting

Except for the material weaknesses and the remediation efforts described above, no other change in our internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. As of March 31, 2025, the Company did not have any pending claims, charges or litigation that were expected to have a material adverse impact on its financial position, results of operations or cash flows.

Item 1A. Risk Factors.

You should carefully consider the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report for the fiscal year ended December 31, 2024, which could materially affect our business, financial position, or future results of operations. There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. The risks described in our Annual Report for the fiscal year ended December 31, 2024, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial position, or future results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Except as disclosed below, during the quarter ended March 31, 2025, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

On February 13, 2025, the Company received exchange notices from a holder of the Series B Warrants, with respect to an aggregate of 646 of the Series B Warrants, requiring the delivery of 1,940 shares of Common Stock according to the alternative cashless exercise feature applicable to the Series B Warrants sold in the 2024 November Offerings. The remaining 646 Series B Warrants are exchangeable for an aggregate of approximately 1,940 shares of Common Stock (subject to adjustment in the event of any stock dividend and split, reverse stock split, recapitalization, reorganization or similar transaction).

The Series B Warrants contained an alternative cashless exercise feature, pursuant to which the holder of a Series B Warrant could exchange such Series B Warrant to acquire, on a cashless basis, for additional shares of Common Stock, pursuant to a formula set forth in the Series B Warrants that provided for the acquisition of up to 300% of the number of shares that could otherwise be purchased under such Series B Warrant pursuant to a cash exercise of such Series B Warrant.

The issuance of Common Stock was made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 3(a)(9) of the Securities Act, on the basis that (a) the shares of Common Stock were issued in exchange for other outstanding securities of the Company; (b) there was no additional consideration delivered by the holder in connection with the exchange; and (c) there were no commissions or other remuneration paid by the Company in connection with the exchange.

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

On March 26, 2025, the Board determined that the third milestone was met and that an additional 2,500 shares of Common Stock have been earned under the terms of the IP Purchase Agreement. The shares were issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of Integrity Applications, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 22, 2011)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 22, 2011)
3.3	Bylaws of Integrity Applications, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 22, 2011)
3.4	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2020)
3.5	Amendments to The Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022)
3.6	First Amendment to Bylaws dated June 14, 2024 (incorporated by reference to Exhibit 3.01 to the Current Report on Form 8-K filed by Glucotrack, Inc. on June 20, 2024)
3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 17, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on May 20, 2024)
3.8	Certificate of Amendment of Certificate of Incorporation of Glucotrack, Inc., dated January 3, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on January 7, 2025)
3.9	Certificate of Amendment to Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on February 3, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on February 4, 2025)
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2025)
10.2	Form of Placement Agent Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2025)
10.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2025)
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2025

GLUCOTRACK, INC.

By:	/s/ Peter C. Wulff
Name:	Peter C. Wulff
Title	Chief Financial Officer
(Principal Financial Officer)

