Form 10-Q
period 2025-06-30
Glucotrack, Inc.
filed 2025-08-14
CIK 1506983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 14, 2025, 899,410 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

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

GLUCOTRACK INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLUCOTRACK INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of US dollars except share data)

	In thousands of US dollars (except stock data)
	June 30, 2025	December 31, 2024
	Unaudited
Current Assets
Cash and cash equivalents	$9,555	$5,617
Other current assets	522	151
Total current assets	10,077	5,768

Operating lease right-of-use asset, net	46	59
Property and equipment, net	87	95
Restricted cash	-	10
TOTAL ASSETS	$10,210	$5,932

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$2,644	$992
Operating lease liability, current	27	26
Convertible promissory notes	-	5
Other current liabilities	414	252
Total current liabilities	3,085	1,275

Non-Current Liabilities
Derivative financial liabilities (Note 2F and Note 3B)	5	17,421
Operating lease liability, non-current	19	33
Loans from stockholders	221	203
Total liabilities	$3,330	$18,932

Commitments and contingent liabilities (Note 4)

Stockholders’ Equity (Deficit)
Common Stock of $0.001 par value (“Common Stock”):
250,000,000 and 100,000,000 shares authorized as of June 30, 2025 and December 31, 2024, respectively; 899,410 and 13,409 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	(*)
Additional paid-in capital	150,649	119,230
Receipts on account of shares	228	228
Accumulated other comprehensive income	41	(8)
Accumulated deficit	(144,039)	(132,450)
Total stockholders’ equity (deficit)	6,880	(13,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$10,210	$5,932

(*)	Represents amount lower than $1.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands of US dollars except share data) (unaudited)

	Six-month period ended June 30,		Three-month period ended June 30,
	2025	2024	2025	2024
Operating expenses
Research and development expenses	$5,021	$5,737	$3,150	$3,589
General and administrative expenses	2,963	1,535	1,464	802
Marketing expenses	310	170	182	100
Total operating expenses	8,294	7,442	4,796	4,491

Operating loss	8,294	7,442	4,796	4,491
Other (income) expense
Change in fair value of derivative Liabilities	3,269	-	(107)	-
Other (income) expense, net	92		96
Finance income, net	(66)	(26)	(29)	(2)

Net Loss	11,589	7,416	4,756	4,489

Other comprehensive income:
Foreign currency translation adjustment	(65)	(6)	(29)	-

Comprehensive loss for the period	$11,524	$7,410	$4,727	$4,489

Basic and diluted net loss per common stock	$34.81	$1,700	$9.62	$984

Weighted average number of common stock used in computing basic and diluted loss per common stock	332,931	4,363	494,504	4,564

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands of US Dollars except share data) (unaudited)

	In thousands of US Dollars (except share data)
	Common Stock					Accumulated
	Numbers of Shares	Amount		Additional Paid-in Capital	Receipts on account of shares	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

Balance as of December 31, 2024 (Audited)	13,409	$	(*)	$119,230	$228	$(8)	$(132,450)	$(13,000)
Loss for the period	-		-	-	-	-	(11,589)	(11,589)
Other comprehensive income	-		-	-	-	49	-	49
Stock-based compensation	-		-	80	-	-	-	80
Issuance of common stock upon the completion of public offerings, net of offering expenses of $539	665,052		1	10,714	-	-	-	10,715
Stock split adjustment	58,886		(*)	-	-	-	-	-
Cashless exchange of warrants into common shares	162,063		(*)	20,625	-	-	-	20,625
Balance as of June 30, 2025 (Unaudited)	899,410		$1	$150,649	$228	$41	$(144,039)	$6,880
Balance as of December 31, 2023 (Audited)	3,482	$	(*)	$112,986	$48	$16	$(109,853)	$3,197

Loss for the period	-		-	-	-	-	(7,416)	(7,416)
Other comprehensive income	-		-	-	-	6	-	6
Stock-based compensation	-		-	228	-	-	-	228
Issuance of restricted shares as compensation towards directors	73		(*)	126	(48)	-	-	78
Restricted shares to be issued as compensation towards directors	-		-	-	50	-	-	50
Issuance of Common Stock upon private placement transaction	67		(*)	500			-	500
Issuance of restricted shares as payment for a previous achievement of milestone pursuant to purchase agreement	17		(*)	-	-	-	-	-
Exercise of prefunded warrants into shares	330		(*)	-	-	-	-	-
Exchange of warrants into shares	599		(*)	-	-	-	-	-
Issuance of warrants through private placement transaction	-		-	68	-	-	-	68
Balance as of June 30, 2024 (Unaudited)	4,568		$-	$113,908	$50	$22	$(117,269)	$(3,289)
Balance as of March 31, 2025 (Unaudited)	426,648	$	(*)	$146,290	$228	$28	$(139,283)	$7,263
Loss for the period	-		-	-	-	-	(4,756)	(4,756)
Other comprehensive income	-		-	-	-	13	-	13
Stock-based compensation	-		-	40	-	-	-	40
Issuance of common stock upon the completion of public offerings, net of offering expenses	414,785		(*)	4,319	-	-	-	4,320
Stock split adjustment	57,977		(*)	-	-	-	-	-
Balance as of June 30, 2025 (Unaudited)	899,410		$1	$150,649	$228	$41	$(144,039)	$6,880
Balance as of March 31, 2024 (Unaudited)	4,461	$	(*)	$113,055	$78	$22	$(112,780)	$375
Loss for the period	-		-	-	-	-	(4,489)	(4,489)
Issuance of restricted shares as compensation towards directors	40		(*)	78	(78)	-	-	-
Stock-based compensation	-		-	207	-	-	-	207
Issuance of common stock upon private placement transaction	67		(*)	500		-	-	500
Restricted shares to be issued as compensation towards directors	-				50	-	-	50
Issuance of warrants through private placement transaction	-		-	68	-	-	-	68
Balance as of June 30, 2024 (Unaudited)	4,568		$-	$113,908	$50	$22	$(117,269)	$(3,289)

(*)	Represents amount lower than $1.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US Dollars)

	Six-month period ended June 30,
	2025	2024
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	$(11,589)	$(7,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19	12
Stock-based compensation	80	228
Issuance of restricted shares as compensation towards directors	-	128
Linkage difference on principal of loans from stockholders	-	(5)
Change in fair value of derivative liability	3,269
Amortization of debt discount and interest expense related to promissory notes	5	-
Loss on warrant repurchase	95	-
Changes in assets and liabilities:
Other current assets	(371)	93
Accounts payable	1,652	1,897
Other current liabilities	157	214
Net cash used in operating activities	(6,683)	(4,849)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9)	(71)
Net cash used in investing activities	(9)	(71)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from underwritten U.S. public offerings (Note 3A)	10,715	-
Series A warrant repurchase	(160)	-
Issuance of notes and warrants through private placement transaction	-	80
Net proceeds from private placement transaction	-	500
Net cash provided by financing activities	10,555	580

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	65	6

Change in cash and cash equivalents, and restricted cash	3,928	(4,334)

Cash and cash equivalents, and restricted cash at beginning of the period	5,627	4,502

Cash and cash equivalents, and restricted cash, end of period	$9,555	$168

	Six-month period ended June 30,
	2025	2024
	(Unaudited)
Supplemental disclosure of cash flow activities:

(a) Net cash paid during the quarter for:

Interest	$81	$32

(b) Non-cash activities:

Recognition of right for usage asset against a lease liability	$-	$79

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands of US Dollars)

NOTE 1 – GENERAL

A.

The Company was incorporated on May 18, 2010 under the laws of the State of Delaware. The Company is currently developing an implantable continuous blood glucose monitor (“CBGM”). The Glucotrack CBGM is a long-term fully implantable continuous glucose monitor (CGM), consisting of a sensor lead implanted into the subclavian vein and connected to subcutaneous electronics that communicate with a mobile application. It measures glucose directly from the blood, eliminating the lag time associated with interstitial fluid glucose monitors. Designed for a three-year sensor life with continuous, accurate blood glucose monitoring, the system offers a more convenient and less burdensome solution for people with diabetes, with no on-body wearable component and minimal calibration requirements.

The Glucotrack CBGM is being developed for use by diabetes patients who are dependent on daily glucose monitoring to manage their disease. These include patients who have the following conditions: Type 1 diabetes, Type 2 insulin-dependent diabetes, Type 2 diabetes using basal insulin and Type 2 diabetes at risk for hypoglycemia.

The Company has continued to evolve its sensor chemistry following the results of an initial in-vitro feasibility study. In 2024, the Company announced that a 3-year longevity is feasible leveraging both in-vitro and in-silico test results. The Company has also completed multiple animal studies with initial prototype systems which demonstrated a simple implant procedure with good safety and functionality. The results of both were presented in poster form at the 2024 American Diabetes Association annual conference. The Company believes that implant accuracy and longevity is key to the success for long term use.

The Company initiated a first-in-human (“FIH”) short-term clinical study outside of the United States in fourth quarter of 2024 and completed the study in first quarter of 2025. The Company recently presented results at the 2025 American Diabetes Association annual conference at the Innovation Hub podium as well as a poster. The ADA presentation reported that the FIH clinical study met all primary and secondary endpoints with no procedure or device related serious adverse events reported from implant through seven days post-removal of the CBGM sensor lead. The system also demonstrated excellent accuracy with a Mean Absolute Relative Difference (MARD) of 7.7% across 122 matched pairs, a 99% data capture rate, and no procedure or device-related serious adverse events. These findings validate the safety and performance of the system which measures glucose from blood rather than interstitial fluid, eliminating the typical lag time associated with traditional continuous glucose monitoring systems. The MARD value demonstrates very high accuracy and compares favorably to commercially available CGM systems. The FIH study also confirmed the function of the CBGM sensor lead in the subclavian vein. Placement and removal procedures were successfully performed by interventional cardiologists.

The Company is preparing for a long-term clinical study outside the United States to evaluate the device’s performance and safety over an initial period of 1 year. The Company obtained regulatory approval during the second quarter 2025 and patient enrollment is expected to begin in the third quarter of 2025.

During the second quarter 2025, the Company initiated discussions with the Food & Drug Administration (“FDA”) in preparations for a pre-investigational device exemption (“IDE”) submission. The discussions pertain to the protocol study design and related requirements to secure IDE approval for future long-term human clinical trials in the United States. The Company expects to file the IDE submission to the FDA during the fourth quarter of 2025.

The Company believes its technology, if successful, has the potential to be a long-term, implantable system that continually measures blood glucose levels with a sensor longevity of 3 years, no on-body wearable component and with minimal calibration.

B.	Liquidity and Going Concern

To date, the Company has not yet commercialized the Glucotrack CBGM. Further development and commercialization efforts are expected to require substantial additional expenditure. Therefore, the Company is dependent upon external sources for financing its operations. As of June 30, 2025, the Company has incurred an accumulated deficit of $144,039. In addition, the Company has generated operating losses and negative cash flow from operations since inception. As of June 30, 2025, the balance of cash and cash equivalents amounted to $9,555.

During the six months ended June 30, 2025, the Company raised $10.7 million through the sale of shares of common stock, par value $0.001 per share (the “Common Stock”). See Note 3A. The Company plans to finance its operations through the sale of equity securities (and/or debt securities). There can be no assurance that the Company will succeed in obtaining the necessary financing or generating sufficient revenue from sale of its Glucotrack CBGM in order to continue its operations as a going concern.

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

C.	2025 Reverse Stock Splits and Increase in Authorized Common Stock

February 2025 1-for-20 Reverse Stock Split

The Company filed with the Delaware Secretary of State a Certificate of Amendment to its Certificate of Incorporation which became effective at 4:30 p.m. on February 3, 2025, to implement a reverse stock split at a ratio of 1-for-20 (the “February 2025 Reverse Stock Split”) of the shares of its Common Stock. The February 2025 Reverse Stock Split was approved by the Company’s stockholders at the special meeting of stockholders held on January 3, 2025 (the “Special Meeting”).

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

June 2025 1-for-60 Reverse Stock Split

The Company filed with the Delaware Secretary of State a Certificate of Amendment to its Certificate of Incorporation which became effective at 4:30 p.m. on June 13, 2025, to implement a reverse stock split at a ratio of 1-for-60 (the “June 2025 Reverse Stock Split”) of the shares of its Common Stock. The June 2025 Reverse Stock Split was approved by the Company’s stockholders at the 2025 annual meeting of the stockholders on May 22, 2025.

All shares, options and warrants to purchase shares of Common Stock and loss per share amounts have been adjusted to give retroactive effect to the February and June 2025 reverse share splits, (the “Reverse Stock Splits”) for all periods presented in these interim consolidated financial statements. Any fractional shares resulting from the Reverse Stock Splits were rounded up to the nearest whole share.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands of US Dollars)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as was filed with the Securities Exchange Commission, (the “SEC”) on March 31, 2025. The unaudited condensed interim consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles, (or “U.S. GAAP”) have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature.

The results for the three and six month periods ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or for any future period.

B. Use of Estimates in the Preparation of Financial Statements

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of expenses during the reported periods. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions relate to evaluation of going concern, the classification of financial instruments as equity or liability and the determination of the fair value of derivative liabilities.

C. Principles of Consolidation

The condensed interim consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany balances and transactions have been eliminated in consolidation.

D. Cash and Cash Equivalents

Cash equivalents are short-term highly liquid investments which include short term bank deposits (up to three months from the date of deposit), that are not restricted as to withdrawals or use that are readily convertible to cash with maturities of three months or less as of the date acquired. As June 30, 2025 and December 31, 2024, the Company held no cash equivalents.

E. Warrants

Equity classified warrants

Certain warrants that were determined to be freestanding financial instruments that are legally detachable and separately exercisable, do not embody an obligation for the Company to repurchase its own shares, and permit the holders to receive a fixed number of shares of common stock upon exercise for a fixed exercise price and thus, are considered as indexed to the Company’s own shares, were classified as equity instruments. As such warrants were issued together with financial instruments that are not subsequently measured at fair value, the warrants were measured based on allocation of the proceeds received by the Company in accordance with the relative fair value basis. Direct issuance expenses that were allocated to such warrants were deducted from additional paid-in capital.

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

There were no Level 3 assets or liabilities for the six months ended June 30, 2024. The following table provides a reconciliation of the beginning and ending balances of the Series A Warrants and Series B Warrants classified as derivative liabilities for the three and six months ended June 30, 2025:

Fair Value of Significant Unobservable Inputs (Level 3)

Warrant
Liability
Balance – November 14, 2024 – Warrant issuance date	$16,626
Fair value adjustments – Derivative financial liability	795
Balance – December 31, 2024	$17,421
Fair value adjustments – Derivative financial liability	3,376
Cashless exchange of warrants into common shares	(20,620)
Balance – March 31, 2025	$177
Fair value adjustments – Derivative financial liability	(107)
Series A Warrant repurchase	(65)
Balance – June 30, 2025	$5

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

H. Basic and diluted loss per share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. The Company’s diluted net loss per common share is the same as our basic net loss per common share because it incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options and warrants would have an anti-dilutive effect. As of June 30, 2025 and 2024, stock options and shares issuable upon the conversion of warrants of 9,235 and 405, respectively, have been excluded from the computation of diluted shares outstanding.

	June 30,
	2025	2024
Common stock options	274	250
Shares issuable upon the conversion of warrants	8,961	155
Total	9,235	405

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONT.)

(in thousands of US Dollars)

NOTE 3 - SIGNIFICANT TRANSACTIONS

A.	Equity Issuances

Current Year

ATM Sales Agreement

On December 17, 2024, the Company entered into an ATM sales agreement (the “Sales Agreement”) with Dawson James Securities, Inc. (“Dawson James”), pursuant to which the Company agreed to issue and sell shares of Common Stock, having an aggregate offering price of up to $8,230, from time to time, through an “at-the-market” equity offering program (the “ATM Program”) under which Dawson James will act as sales agent (the “Agent”).

On March 21, 2025, the Company sold 206,300 shares of Common Stock at an average offering price of $18.24 per share pursuant to the Sales Agreement for net proceeds of $3,643, after deducting fees owed to the Agent from such sale.

During the three months ended June 30, 2025, the Company sold 414,785 shares of Common Stock at an average offering price of $10.74 per share pursuant to the Sales Agreement for net proceeds of $4,320, after deducting fees owed to the Agent from such sale. As of June 30, 2025, there was no remaining capacity available under the ATM Program.

Registered Direct Offering

On February 4, 2025, the Company entered into a securities purchase agreement with certain institutional investors, relating to the registered direct offering and sale of an aggregate of 43,968 shares of Common Stock at an offering price of $69.00 per share for gross proceeds of $3,034. The net proceeds to the Company from the offering were approximately $2,752, after deducting fees owed to the placement agent and other offering expenses. The February 2025 offering closed on February 5, 2025.

Dawson James acted as the placement agent for the offerings pursuant to a placement agency agreement, dated February 4, 2025, by and between the Company and Dawson James.

Prior Year

April 2024 Private Equity Offering

On April 22, 2024, the Company entered into a private placement agreement under which the Company issued 67 shares of its common stock at a price of $7,462.00 per share for aggregate gross proceeds of $500 (the “Offering”). The Offering included participation of certain members of the Company’s executive management, Board of Directors and existing shareholders.

November 2024 Public Equity Offering and Concurrent Private Offering

On November 12, 2024, the Company completed a public offering (the “Equity Offering”) under which the Company received gross proceeds of $10,000 in exchange for issuance of an aggregate of (i) 2,032 shares (the “Shares”) of its Common Stock, (ii) 3,965 pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 3,965 shares of Common Stock (the “Pre-Funded Warrant Shares”) in lieu of Shares, (iii) Series A Warrants (the “Series A Warrants”) to purchase up to 5,996 shares of Common Stock (the “Series A Warrant Shares”) and (iv) Series B Warrants (the “Series B Warrants)” and, together with the Series A Warrants, the “Common Warrants”) to purchase up to 5,996 shares of Common Stock (“the “Series B Warrant Shares” together with the Series A Warrant Shares, the “Warrant Shares”). Each Share or Pre-Funded Warrant, as applicable, was sold together with one Series A Warrant to purchase one share of Common Stock and one Series B Warrant to purchase one Common Share. The public offering price for each Share and accompanying Common Warrants was $1,668.00, and the public offering price for each Pre-Funded Warrant and accompanying Common Warrants was $1,668.80.

In a private placement offering completed concurrently with the Equity Offering (the “Concurrent Private Offering”), the Company converted approximately $4,093 of debt, which represented the then outstanding principal and accrued interest under a convertible promissory note dated July 30, 2024 (the “July 30 Note Debt”). The July 30 Note Debt was converted to Common Stock and Series A Warrants and Series B Warrants on substantially the same terms as the Offering, resulting in the issuance of 2,201 shares of Common Stock, 2,201 accompanying Series A Warrants, and 2,201 accompanying Series B Warrants, based on a conversion price of $1,860.00 per share, which is equal to the consolidated closing bid price of the Common Stock on the Nasdaq Capital Market on November 12, 2024.

In addition, concurrently with the Equity Offering, the Company converted on substantially the same terms as the Equity Offering, three outstanding July 18, 2024 Notes, with an aggregate outstanding principal and accrued interest in the amount of $305. The three outstanding July 18, 2024 Notes automatically converted in connection with the closing of the Equity Offering at a conversion price of $1,872.00, which is equal to the Floor Price as defined in the July 18, 2024 Notes, for an aggregate of 9,760 shares of Common Stock, 162 Series A Warrants, and 162 Series B Warrants.

B.	Warrant Net Share Exchange into Common Stock and Warrant Repurchase

As previously disclosed, on November 12, 2024, the Company commenced a best efforts public offering, and concurrent with the offering entered into a private placement, collectively (the “2024 November Offerings”) whereas the Company issued an aggregate of (i) 8,359 Series A Warrants and (ii) 8,359 Series B Warrants.

On January 3, 2025, subject to shareholder approval the number of shares of Common Stock issuable upon exchange of the Series A Warrants and Series B Warrants issued pursuant to the 2024 November Offerings was reset from 8,359 shares to 54,032 shares, respectively.

The Company accounted for the 108,064 warrants issued in connection with the 2024 November Offerings in accordance with the accounting guidance for derivatives. As further described in the annual financial statements for the year ended December 31, 2024, the Company analyzed the terms of the Series A and Series B Warrants and determined that such warrants are not eligible for equity classification and thus would be classified as derivative liabilities and recorded at fair value, with changes in fair value recorded through profit or loss. The Company used the Monte Carlo Simulation method for determining the fair value of the warrants. The Series A warrant assumptions used in the Monte Carlo simulations are an expected term of 4.62 years, an exercise price of $2,172, comparable company volatility of 113.5%, risk-free interest rate of 3.95% and share price of $370.20. The Series B warrant assumptions used in the Monte Carlo simulations are an expected term of 2.5 years, an exercise price of $2,172, company historical volatility of 378.6%, risk-free interest rate of 4.30% and share price of $370.20.

During the three months’ period ended March 31, 2025, there were cashless exchanges of an aggregate 54,021 Series B Warrants issued in connection with the 2024 November Offerings, which resulted in the issuance of 162,063 shares of Common Stock. As these warrants were exchanged, as permitted under the respective warrant agreements, the Company did not receive any cash proceeds. The warrants were measured at fair value as of the settlement dates, and the change in fair value of $5,746, was recognized to net loss. Upon the exchange of the Series B Warrants, the fair value of the warrants exchanged as of the settlement dates of $20,625 was classified to equity under additional paid-in capital.

On June 30, 2025, the Company repurchased 49,668 of its Series A Warrants form existing warrant holders for $160. The fair value of the Series A Warrants on the date of exercise was $65, resulting in a loss on repurchase of $95.

During the three and six month period ending June 30, 2025, the Company recognized a change in fair value of derivative liabilities of $107, and $3,269, respectively.

As of June 30, 2025, 11 Series B Warrants and 4,368 Series A Warrants remain outstanding, for a combined value of $5.

C.	Note and Warrant Purchase Agreements

On June 27, 2024, the Board of Directors approved the Company to enter into note and warrant purchase agreements with certain officers, directors and existing investors, providing for the private placement of unsecured promissory notes in the aggregate principal amount of $100 (the “Notes”) and warrants to purchase up to an aggregate of 5,000 shares of the Company’s Common Stock (the “Warrants”).

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

Each Warrant has an exercise price of $297.00 per share, is immediately exercisable and has a five-year term. Such Warrants were determined as eligible for equity classification.

At the initial date, the total proceeds received of $80 were allocated to the Notes and the Warrants based on their relative fair value of the identified components (i.e. Notes and Warrants) as determined by the Company’s management as follows:

Fair value at Closing Date

Notes (1)	$12
Warrants (2)	68
$80

As of June 30, 2025, all Notes have been settled by the Company.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONT.)

(in thousands of US Dollars)

NOTE 4 – COMMITMENTS AND CONTINGENT LIABILITIES

A.	On March 4, 2004, the Israeli Innovation Authority (the “IIA”) provided Integrity Israel with a grant of approximately $93 (NIS 420,000), for its plan to develop a non-invasive blood glucose monitor (the “Development Plan”). Integrity Israel is required to pay royalties to the IIA at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the Development Plan up to an amount equal to $93 plus interest at LIBOR from the date of grant. As to the replacement of the LIBOR benchmark rate, even though the IIA has not declared the alternative benchmark rate to replace the LIBOR, the Company does not believe it will have a significant impact. As of June 30, 2025, the remaining contingent liability with respect to royalty payment on future sales equals approximately $93 excluding interest. Such contingent obligation has no expiration date.

B.	On October 7, 2022 (“the Closing Date”), the Company entered into Intellectual Property Purchase Agreement (the “Agreement”) with Paul Goode, which is the Company’s Chief Executive Officer (the “Seller”), under which it was agreed that on and subject to the terms and conditions of the Agreement, at the Closing Date, Seller sold and assigned to the Company, all of Seller’s right, title and interest in and to the following assets, properties and rights (collectively, the “Purchased Assets”): (i) all rights, title, interests in all current and future intellectual property, including, but not limited to patents, trademarks, trade secrets, industry know-how and other IP rights relating to an implantable continuous glucose sensor (collectively, the “Conveyed Intellectual Property”); and (ii) all the goodwill relating to the Purchased Assets.

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

In June 2023, the Seller achieved the first performance milestone out of the five performance milestones outlined in the Agreement executed between the Company and the Seller as of the Closing Date. As a result, upon the date of the fulfilment of the first performance milestone the Company was committed to issue 17 restricted shares to the Seller. Accordingly, the Company recorded an amount of $131 as stock-based compensation expenses with a similar amount as an increase to additional paid-in capital. The first performance milestone shares were issued on February 6, 2024.

In May 2024, the second performance milestone was achieved out of the five performance milestones outlined in the Agreement executed between the Company and the Seller as of the Closing Date.

As result, the Company was committed to issue 25 restricted shares to the Seller. Accordingly, the Company recorded stock-based compensation expenses amounted to $192 which represents the quoted price of its Common Stock at the Closing Date, after taking into consideration a discount for lack of marketability in a rate of 30% over the applicable restriction period. The second performance milestone shares were issued on November 20, 2024, excluding 184 shares that were issued erroneously and were returned to the Company subsequent to the balance sheet date.

On March 26, 2025, the Board determined that the third milestone was met and that an additional 42 shares of Common Stock have been earned under the terms of the IP Purchase Agreement. As a result, an amount of $0.6 was recognized to stock-based compensation. The shares were issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act.

As of June 30, 2025, the achievement of all other remaining performance milestones was not considered probable and thus no stock-based compensation expenses were recorded with respect to thereof.

NOTE 5. SUBSEQUENT EVENTS

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

Overview

The Company was incorporated on May 18, 2010 under the laws of the State of Delaware. We are currently developing an implantable continuous blood glucose monitor (“CBGM”). The Glucotrack CBGM is a long-term fully implantable continuous glucose monitor (CGM), consisting of a sensor lead implanted into the subclavian vein and connected to subcutaneous electronics that communicate with a mobile application. It measures glucose directly from the blood, eliminating the lag time associated with interstitial fluid glucose monitors. Designed for a three-year sensor life with continuous, accurate blood glucose monitoring, the system offers a more convenient and less burdensome solution for people with diabetes, with no on-body wearable component and minimal calibration requirements.

The Glucotrack CBGM is being developed for use by diabetes patients who are dependent on daily glucose monitoring to manage their disease. These include patients who have the following conditions: Type 1 diabetes, Type 2 insulin-dependent diabetes, Type 2 diabetes using basal insulin and Type 2 diabetes at risk for hypoglycemia.

We have continued to evolve our sensor chemistry following the results of an initial in-vitro feasibility study. In 2024, we announced that a 3-year longevity is feasible leveraging both in-vitro and in-silico test results. We have also completed multiple animal studies with initial prototype systems which demonstrated a simple implant procedure with good safety and functionality. The results of both were presented in poster form at the 2024 American Diabetes Association annual conference. We believe that implant accuracy and longevity is key to the success for long term use.

We initiated a first-in-human (“FIH”) short-term clinical study outside of the United States in fourth quarter of 2024 and completed the study in first quarter of 2025. We recently presented results at the 2025 American Diabetes Association annual conference at the Innovation Hub podium as well as a poster. The ADA presentation reported that the FIH clinical study met all primary and secondary endpoints with no procedure or device related serious adverse events reported from implant through seven days post-removal of the CBGM sensor lead. The system also demonstrated excellent accuracy with a Mean Absolute Relative Difference (MARD) of 7.7% across 122 matched pairs, a 99% data capture rate, and no procedure or device-related serious adverse events. These findings validate the safety and performance of the system which measures glucose from blood rather than interstitial fluid, eliminating the typical lag time associated with traditional continuous glucose monitoring systems. The MARD value demonstrates very high accuracy and compares favorably to commercially available CGM systems. The FIH study also confirmed the function of the CBGM sensor lead in the subclavian vein. Placement and removal procedures were successfully performed by interventional cardiologists.

We are preparing for a long-term clinical study outside the United States to evaluate the device’s performance and safety over an initial period of 1 year. We obtained regulatory approval during the second quarter 2025 and patient enrollment is expected to begin in the third quarter of 2025.

During the second quarter 2025, we initiated discussions with the Food & Drug Administration (“FDA”) in preparations for a pre-investigational device exemption (“IDE”) submission. The discussions pertain to the protocol study design and related requirements to secure IDE approval for future long-term human clinical trials in the United States. We expects to file the IDE submission to the FDA during the fourth quarter of 2025.

We believe our technology, if successful, has the potential to be a long-term, implantable system that continually measures blood glucose levels with a sensor longevity of 3 years, no on-body wearable component and with minimal calibration.

Recent Events

2025 Reverse Stock Splits and Increase in Authorized Common Stock

February 2025 1-for-20 Reverse Stock Split

We filed with the Delaware Secretary of State a Certificate of Amendment to our Certificate of Incorporation which became effective at 4:30 p.m. on February 3, 2025, to implement a reverse stock split at a ratio of 1-for-20 (the “February 2025 Reverse Stock Split”) of the shares of our Common Stock. The February 2025 Reverse Stock Split was approved by our stockholders at the special meeting of stockholders held on January 3, 2025 (the “Special Meeting”).

On January 3, 2025, we filed an amendment to our Certificate of Incorporation to increase the Company’s authorized shares of Common Stock from 100,000,000 to 250,000,000. On February 3, 2025, the stockholders approved at the Special Meeting the increase in our authorized shares of Common Stock from 100,000,000 to 250,000,000, as well as the full issuance of shares of Common Stock issuable by us upon the exercise of Series A Warrants and Series B Warrants (defined herein).

June 2025 1-for-60 Reverse Stock Split

We filed with the Delaware Secretary of State a Certificate of Amendment to our Certificate of Incorporation which became effective at 4:30 p.m. on June 13, 2025, to implement a reverse stock split at a ratio of 1-for-60 (the “June 2025 Reverse Stock Split”) of the shares of its Common Stock. The June 2025 Reverse Stock Split was approved by the Company’s stockholders at the 2025 annual meeting of the stockholders held on May 22, 2025.

All shares, options and warrants to purchase shares of Common Stock and loss per share amounts have been adjusted to give retroactive effect to the February and June 2025 reverse share splits, (the “Reverse Stock Splits”) for all periods presented in these interim consolidated financial statements. Any fractional shares resulting from the Reverse Stock Splits were rounded up to the nearest whole share.

ATM Sales Agreement

On December 17, 2024, we entered into an ATM sales agreement (the “Sales Agreement”) with Dawson James Securities, Inc. (“Dawson James”), pursuant to which we agreed to issue and sell shares of Common Stock, having an aggregate offering price of up to $8,230, from time to time, through an “at-the-market” equity offering program (the “ATM Program”) under which Dawson James will act as sales agent (the “Agent”).

On March 21, 2025, we sold 206,300 shares of Common Stock at an average offering price of $18.24 per share pursuant to the Sales Agreement, for net proceeds of $3,643, after deducting fees owed to the Agent from such sale.

During the three months ended June 30, 2025, we sold 414,785 shares of Common Stock at an average offering price of $10.74 per share pursuant to the Sales Agreement for net proceeds of $4,320, after deducting fees owed to the Agent from such sale. As of June 30, 2025, there was no remaining capacity available under the ATM Program.

The shares of Common Stock sold in conformance to the Sales Agreement were offered by us pursuant to a prospectus supplement dated December 17, 2024, and accompanying prospectus dated October 3, 2024, which forms a part of our registration statement on Form S-3 (Registration No. 333-282297) (the “S-3 Registration Statement”), which was declared effective by the Securities and Exchange Commission, on October 3, 2024.

Registered Direct Offering

On February 4, 2025, we entered into a securities purchase agreement with certain institutional investors, relating to the registered direct offering and sale of an aggregate of 43,968 shares of Common Stock at an offering price of $69.00 per share (the “February 2025 Offering”). The net proceeds to us from the February 2025 Offering were approximately $2,752, after deducting fees owed to placement agent and other offering expenses. The February 2025 Offering closed on February 5, 2025.

The shares of Common Stock from the February 2025 Offering were offered by us pursuant to a prospectus supplement dated February 4, 2025, and accompanying prospectus dated October 3, 2024, which forms a part of our S-3 Registration Statement. Dawson James acted as the placement agent for the offerings pursuant to a placement agency agreement, dated February 4, 2025, by and between us and Dawson James.

Warrant Exchange

Beginning on January 6, 2025, through March 15, 2025, we received exchange notices from certain holders of the Series B Warrants, with respect to an aggregate of 54,021 of the Series B Warrants, requiring the delivery of 162,603 shares of Common Stock according to the alternative cashless exercise provision of the Series B Warrants sold in the November 2024 registered direct offering. The remaining 11 Series B Warrants are exchangeable for 11 shares of Common Stock (subject to adjustment in the event of any stock dividend and split, reverse stock split, recapitalization, reorganization or similar transaction).

Warrant Repurchase

On June 30, 2025, we repurchased 49,668 Series A Warrants from existing warrant holders for $160. The fair value of the Series A Warrants on the date of exercise was $65, resulting in a loss on repurchase of $95.

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

Marketing

Marketing expenses consist primarily of personnel-related expenses and professional service costs.

Other (Income) Expense

Other income expense, consist primarily of the change in fair value of derivative liabilities, finance (income) expense and other (income) expense.

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the three and six months ended June 30, 2025 compared with the same periods ended June 30, 2024. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Consolidated Results of Operations for the Three Months ended June 30, 2025 and 2024

All information below is stated in thousands of U.S. dollars.

General and administrative expenses

General and administrative expenses were approximately $1,464 for the three-month period ended June 30, 2025, as compared to approximately $802, for the prior-year period. The increase is primarily attributable to increased legal and professional fees, and personnel costs.

Research and development expenses

Research and development expenses were approximately $3,150 for the three-month period ended June 30, 2025, as compared to approximately $3,589 for the prior-year period. The decrease is attributable to a reduction in product and manufacturing costs we accrued during the period related to the development of the Glucotrack CBGM model.

Marketing expenses

Marketing expenses were approximately $182 for the three-month period ended June 30, 2025, as compared to $100 for the prior-year period. This increase is primarily attributable to increased market research fees.

Change in derivative liability

Change in derivative liability for the three months ended June 30, 2025, was a decrease of $107. The change is primarily due to adjustments of the estimated fair value of the remaining 4,368 Series A and Series B Warrants.

Other (income) expense, net

Other expense was $96 for the three-month period ended June 30, 2025. The increase was due to the $95 loss from the Series A Warrant repurchase.

Financing income (expenses), net

Financing income, net was approximately $29 for the three-month period ended June 30, 2025, as compared to financing income of approximately $2 for the prior-year period. The increase is attributable to interest income received during the period.

Net Loss

Net loss was $4,756 for the three-month period ended June 30, 2025, as compared to $4,489 for the prior-year period. The increase in net loss is primarily attributed to the increase in general and administrative expenses and the loss from the Series A Warrant repurchase, as described above.

Consolidated Results of Operations for the Six Months ended June 30, 2025 and 2024

General and administrative expenses

General and administrative expenses were approximately $2,963 for the six-month period ended June 30, 2025, as compared to approximately $1,535, for the prior-year period. The increase is primarily attributable to increased legal and professional fees, personnel costs.

Research and development expenses

Research and development expenses were approximately $5,021 for the six-month period ended June 30, 2025, as compared to approximately $5,737 for the prior-year period. The decrease is attributable to a reduction in product and manufacturing costs we accrued during the period related to the development of the Glucotrack CBGM model.

Marketing expenses

Marketing expenses were approximately $310 for the six-month period ended June 30, 2025, as compared to $170 for the prior-year period. This increase is primarily attributable to increased market research fees and personnel costs.

Change in derivative liability

Change in derivative liability for the six months ended June 30, 2025, was a decrease of $3,269. The change is primarily due to adjustments of the estimated fair value of the remaining 4,368 Series A and Series B Warrants.

Other (income) expense, net

Other expense was $92 for the six-month period ended June 30, 2025. The increase was primarily due to the $95 loss from the Series A Warrant repurchase.

Financing income (expenses), net

Financing income, net was $66 for the six-month period ended June 30, 2025, as compared to financing income of $29 for the prior-year period. The increase is attributable to interest income received during the period.

Net Loss

Net loss was $11,589 for the six-month period ended June 30, 2025, as compared to $7,416 for the prior-year period. The increase in net loss is primarily attributed to the increase in general and administrative expenses and the fair value change of the derivative liability, as described above.

Liquidity and Going Concern

As of June 30, 2025, we had $9,555 in cash and cash equivalents compared with $5,627 in cash, cash equivalents and restricted cash as of December 31, 2024. The net increase in cash and cash equivalents was attributable to the $10,555 of net proceeds received from financing activities offset by cash used in operating and investing activities of $6,693.

We have a history of recurring losses, and as of June 30, 2025, we have an accumulated deficit of $144,039. During the six months ended June 30, 2025, we recorded a net loss of $11,589. Our primary requirements for liquidity have been to fund product and clinical development activities and to satisfy our general corporate and working capital needs.

Based on our operating plans, we do not expect that our current cash and cash equivalents as of June 30, 2025, will be sufficient to fund our operating cash flow needs for at least the next twelve months, assuming our programs advance as currently contemplated. The Company estimates it will require approximately $15.0 million in cash to fund operations over this period. Based upon this review and our current financial condition, the Company has concluded that substantial doubt exists as to our ability to continue as a going concern. We have raised and believe we will continue to be able to raise additional capital through debt financing, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. However, there can be no assurances that such financing will be available or will be at terms acceptable to us, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our clinical trials or other operations. If any of these events occur, our ability to achieve our operational goals would be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on commercially acceptable terms favorable to us, or at all.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025 (the “Evaluation Date”). Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are ineffective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is not accumulated and communicated to management, including our principal executive and financial officers, in a manner sufficient to allow timely decisions regarding required disclosure.

The Company has identified material weaknesses in its internal control over financial reporting. As defined in Regulation 12b-2 under the Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected on a timely basis. The Company identified material weaknesses in its internal controls in the following areas: general IT controls; lack of sufficient accounting personnel and inadequate segregation of duties consistent with control objectives. None of these deficiencies resulted in a material misstatement to the Company’s annual or interim Consolidated Financial Statements for the periods ended June 30, 2025 and December 31, 2024.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. As of June 30, 2025, the Company did not have any pending claims, charges or litigation that were expected to have a material adverse impact on its financial position, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of Integrity Applications, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 22, 2011)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 22, 2011)
3.3	Bylaws of Integrity Applications, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 22, 2011)
3.4	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2020)
3.5	Amendments to The Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022)
3.6	First Amendment to Bylaws dated June 14, 2024 (incorporated by reference to Exhibit 3.01 to the Current Report on Form 8-K filed by Glucotrack, Inc. on June 20, 2024)
3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 17, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on May 20, 2024)
3.8	Certificate of Amendment of Certificate of Incorporation of Glucotrack, Inc., dated January 3, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on January 7, 2025)
3.9	Certificate of Amendment to Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on February 3, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on February 4, 2025)
3.10	Certificate of Amendment to Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on June 13, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on June 16, 2025)
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2025

GLUCOTRACK, INC.

By:	/s/ Peter C. Wulff
Name:	Peter C. Wulff
Title	Chief Financial Officer
(Principal Financial Officer)

