Form 10-Q
period 2025-09-30
Glucotrack, Inc.
filed 2025-11-13
CIK 1506983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 13, 2025, 910,688 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

GLUCOTRACK INC.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes forward-looking statements. These forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. All statements other than statements of historical fact included in this Quarterly Report, including statements regarding our future activities, events or developments, including such things as future revenues, product development, clinical trials, regulatory approval, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, projected performance and trends, and other such matters, are forward-looking statements. The words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “plan,” “may,” “will,” “could,” “would,” “should” and other similar words and phrases or the negative of such terms, are intended to identify forward-looking statements. The forward-looking statements made in this Quarterly Report are based on certain historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. These statements relate only to events as of the date on which the statements are made and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. All of the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially. Risks and uncertainties, the occurrence of which could adversely affect our business, include the risks identified in our Annual Report on Form 10-K for year ended December 31, 2024 (the “Annual Report”), under the caption “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report unless required by law.

GLUCOTRACK INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLUCOTRACK INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of US dollars except share data)

	September 30, 2025	December 31, 2024
	Unaudited
Current Assets
Cash and cash equivalents	$7,869	$5,617
Other current assets	237	151
Total current assets	8,106	5,768

Operating lease right-of-use asset, net	40	59
Property and equipment, net	144	95
Restricted cash	-	10
TOTAL ASSETS	$8,290	$5,932

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,709	$992
Operating lease liability, current	28	26
Convertible promissory notes	-	5
Promissory note	3,031	-
Other current liabilities	529	252
Total current liabilities	5,297	1,275

Non-Current Liabilities
Derivative financial liabilities (Note 2F and Note 3B)	3	17,421
Operating lease liability, non-current	12	33
Loans from stockholders	227	203
Total liabilities	$5,539	$18,932

Commitments and contingent liabilities (Note 4)

Stockholders’ Equity (Deficit)
Common Stock of $0.001 par value (“Common Stock”):
250,000,000 and 100,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 899,410 and 13,409 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	(*)
Additional paid-in capital	150,690	119,230
Receipts on account of shares	228	228
Accumulated other comprehensive income	42	(8)
Accumulated deficit	(148,210)	(132,450)
Total stockholders’ equity (deficit)	2,751	(13,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,290	$5,932

(*)	Represents amount lower than $1.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands of US dollars except share data) (unaudited)

	Nine-month period ended September 30,		Three-month period ended September 30,
	2025	2024	2025	2024
Operating expenses
Research and development expenses	$8,186	$7,800	$3,165	$2,063
General and administrative expenses	3,987	2,598	1,024	1,063
Marketing expenses	430	295	120	125
Total operating expenses	12,603	10,693	4,309	3,251

Operating loss	12,603	10,693	4,309	3,251
Other (income) expense
Change in fair value of derivative liabilities	3,269	-	-	-
Other (income) expense, net	(44)	(12)	(136)	(12)
Finance income, net	(68)	1,822	(2)	1,848

Net Loss	15,760	12,503	4,171	5,087

Other comprehensive income:
Foreign currency translation adjustment	(73)	11	(8)	17

Comprehensive loss for the period	$15,687	$12,514	$4,163	$5,104

Basic and diluted net loss per share	$30.09	$2,868	$4.64	$1,092

Weighted-average shares used to compute basic and diluted net loss per share	523,833	4,464	899,410	4,663

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands of US Dollars except share data) (unaudited)

	In thousands of US Dollars (except share data)
	Common Stock
	Numbers of Shares	Amount		Additional Paid-in Capital	Receipts on account of shares	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

Balance as of December 31, 2024 (Audited)	13,409	$	(*)	$119,230	$228	$(8)	$(132,450)	$(13,000)
Loss for the period	-		-	-	-	-	(15,760)	(15,760)
Other comprehensive income	-		-	-	-	50	-	50
Stock-based compensation	-		-	121	-	-	-	121
Issuance of Common Stock upon the completion of public offerings, net of offering expenses of $539	665,052		1	10,714	-	-	-	10,715
Stock split adjustment	58,886		(*)	-	-	-	-	-
Cashless exchange of warrants into Common Stock	162,063		(*)	20,625	-	-	-	20,625
Balance as of September 30, 2025 (Unaudited)	899,410		$1	$150,690	$228	$42	$(148,210)	$2,751
Balance as of December 31, 2023 (Audited)	3,482	$	(*)	$112,986	$48	$16	$(109,853)	$3,197

Loss for the period	-		-	-	-	-	(12,503)	(12,503)
Other comprehensive income	-		-	-	-	(11)	-	(11)
Stock-based compensation	-		-	239	-	-	-	239
Issuance of restricted shares as compensation towards directors	73		(*)	126	(48)	-	-	78
Restricted shares to be issued as compensation towards directors	-		-	-	100	-	-	100
Issuance of Common Stock upon private placement transaction	67		(*)	500			-	500
Issuance of restricted shares as payment for a previous achievement of milestone pursuant to purchase agreement	17		(*)	-	-	-	-	-
Exercise of prefunded warrants into shares	330		(*)	-	-	-	-	-
Exchange of warrants into shares	599		(*)	-	-	-	-	-
Issuance of detachable warrants through private placements transactions				2,635				2,635
Issuance of shares and warrants as settlement of financial liabilities	243		(*)	1,743	-	-	-	1,743
Balance as of September 30, 2024 (Unaudited)	4,811		$-	$118,229	$100	$5	$(122,356)	$(4,022)
Balance as of June 30, 2025 (Unaudited)	899,410	$	(*)	$150,649	$228	$41	$(144,039)	$6,880
Loss for the period	-		-	-	-	-	(4,171)	(4,171)
Other comprehensive income	-		-	-	-	1	-	1
Stock-based compensation	-		-	41	-	-	-	41
Balance as of September 30, 2025 (Unaudited)	899,410		$1	$150,690	$228	$42	$(148,210)	$2,751
Balance as of June 30, 2024 (Unaudited)	4,568	$	(*)	$113,908	$50	$22	$(117,269)	$(3,289)

Loss for the period	-		-	-	-	-	(5,087)	(5,087)
Other comprehensive income			-			(17)	-	(17)
Stock-based compensation	-		-	11	-	-	-	11
Issuance of detachable warrants through private placements transactions			(*)	2,567		-	-	2,567
Restricted shares to be issued as compensation towards directors	-				50	-	-	50
Issuance of shares and warrants as settlement of financial liabilities	243		(*)	1,743	-	-	-	1,743

Balance as of September 30, 2024 (Unaudited)	4,811		$-	$118,229	$100	$5	$(122,356)	$(4,022)

(*)	Represents amount lower than $1.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US Dollars)

	Nine-month period ended September 30,
	2025	2024
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	$(15,760)	$(12,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28	22
Stock-based compensation	121	239
Issuance of restricted shares as compensation towards directors	-	178
Linkage difference on principal of loans from stockholders	-	1
Revaluation expenses incurred from settlement of financial liabilities		1,505
Revaluation expenses related to derivative financial liabilities		2
Change in fair value of derivative liability	3,269
Amortization of debt discount and interest expense related to promissory notes	5	330
Amortization of original issue discount related to promissory note	31	-
Loss on warrant repurchase	99	-
Changes in assets and liabilities:
Other current assets	(86)	80
Accounts payable	717	1,129
Other current liabilities	272	26
Net cash used in operating activities	(11,304)	(8,991)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(76)	(104)
Net cash used in investing activities	(76)	(104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from underwritten U.S. public offerings (Note 3A)	10,715	-
Net proceeds from promissory note	3,000
Series A warrant repurchase	(166)	-
Issuance of convertible promissory notes and bifurcated conversion feature through private placement transaction	-	360
Issuance of convertible promissory note, bifurcated conversion and redemption features and detachable warrants through private placement transaction	-	4,000
Issuance of notes and warrants through private placement transaction	-	100
Net proceeds from private placement transaction	-	500
Net cash provided by financing activities	13,549	4,960

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	73	(11)

Change in cash and cash equivalents, and restricted cash	2,242	(4,146)

Cash and cash equivalents, and restricted cash at beginning of the period	5,627	4,502

Cash and cash equivalents, and restricted cash, end of period	$7,869	$356

	Nine-month period ended September 30,
	2025	2024
	(Unaudited)
Supplemental disclosure of cash flow activities:

(a) Net cash received during the quarter for:

Interest	$120	$37

(b) Non-cash activities:

Issuance of shares and warrants as settlement of financial liabilities	$-	$238
Recognition of right for usage asset against a lease liability	$-	$79

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

The Company has initiated a long-term clinical study outside the United States to evaluate the CBGM product performance and safety over an initial period of one (1) year. The first phase of the clinical study provided early product learnings about how the complexity of certain health conditions may impact study eligibility.  Consequently, the Company is undertaking certain protocol amendments to refine participant selection criteria before enrolling additional participants.  In parallel, the Company intends to implement certain product improvements. The Company is committed to advancing its clinical program and intends to proceed swiftly with the relevant protocol amendments and product enhancements, subject to approval by the institutional review board.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands of US Dollars)

During the second quarter 2025, the Company initiated discussions with the Food & Drug Administration (“FDA”) in preparations for a pre-investigational device exemption (“IDE”) submission. The discussions pertain to the protocol study design and related requirements to secure IDE approval for future long-term human clinical trials in the United States. The Company remains in active review with the FDA to accommodate their requirements and expects to file the IDE submission to the FDA during the Spring of 2026.

The Company believes its technology, if successful, has the potential to be a long-term, implantable system that continually measures blood glucose levels with a sensor longevity of 3 years, no on-body wearable component and with minimal calibration.

B.	Liquidity and Going Concern

To date, the Company has not yet commercialized the Glucotrack CBGM. Further development and commercialization efforts are expected to require substantial additional expenditure. Therefore, the Company is dependent upon external sources for financing its operations. As of September 30, 2025, the Company has incurred an accumulated deficit of $148,210. In addition, the Company has generated operating losses and negative cash flow from operations since inception. As of September 30, 2025, the balance of cash and cash equivalents amounted to $7,869.

During the nine months ended September 30, 2025, the Company raised $10.7 million through the sale of shares of Common Stock, par value $0.001 per share and $3.0 million from the issuance of a promissory note. See Note 3A. The Company plans to finance its operations through the sale of equity securities (and/or debt securities). There can be no assurance that the Company will succeed in obtaining the necessary financing or generating sufficient revenue from sale of its Glucotrack CBGM in order to continue its operations as a going concern.

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

The results for the three and nine month periods ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or for any future period.

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

D. Cash and Cash Equivalents

Cash equivalents are short-term highly liquid investments which include short term bank deposits (up to three months from the date of deposit), that are not restricted as to withdrawals or use that are readily convertible to cash with maturities of three months or less as of the date acquired. As September 30, 2025 and December 31, 2024, the Company held no cash equivalents.

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

There were no Level 3 assets or liabilities for the nine months ended September 30, 2024. The following table provides a reconciliation of the beginning and ending balances of the Series A Warrants and Series B Warrants classified as derivative liabilities for the three and nine months ended September 30, 2025:

Fair Value of Significant Unobservable Inputs (Level 3)

Warrant
Liability
Balance – December 31, 2024	$17,421
Fair value adjustments – Derivative financial liability	3,376
Cashless exchange of warrants into Common Stock	(20,620)
Balance – March 31, 2025	$177
Fair value adjustments – Derivative financial liability	(107)
Series A Warrant repurchase	(65)
Balance – June 30, 2025	$5
Fair value adjustments – Derivative financial liability	(* )
Series A Warrant repurchase	(2)
Balance – September 30, 2025	3

(*)	Represents amount lower than $1.

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

H. Recent accounting pronouncements

In November 2024, the Financial Accounting Standards Board, or (“FASB”) issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” to require more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance on its financial statements and related disclosures. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures related to improvements to income tax disclosures. The amendments in this update require enhanced jurisdictional and other disaggregated disclosures for the effective tax rate reconciliation and income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

I. Basic and diluted loss per share

Basic net loss per share of Common Stock is computed as net loss divided by the weighted average number of common shares outstanding for the period. The Company’s diluted net loss per common share is the same as our basic net loss per common share because it incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options and warrants would have an anti-dilutive effect. As of September 30, 2025 and 2024, stock options and shares issuable upon the conversion of warrants of 9,235 and 405, respectively, have been excluded from the computation of diluted shares outstanding.

	September 30,
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

During the three months ended June 30, 2025, the Company sold 414,784 shares of Common Stock at an average offering price of $10.74 per share pursuant to the Sales Agreement for net proceeds of $4,320, after deducting fees owed to the Agent from such sale. As of September 30, 2025, there was no remaining capacity available under the ATM Program.

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

Prior Year

April 2024 Private Equity Offering

On April 22, 2024, the Company entered into a private placement agreement under which the Company issued 67 shares of its Common Stock at a price of $7,462.00 per share for aggregate gross proceeds of $500. The offering included participation of certain members of the Company’s executive management, Board of Directors and existing shareholders.

November 2024 Public Equity Offering and Concurrent Private Offering

On November 12, 2024, the Company completed a public offering (the “Equity Offering”) under which the Company received gross proceeds of $10,000 in exchange for issuance of an aggregate of (i) 2,032 shares (the “Shares”) of its Common Stock, (ii) 3,965 pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 3,965 shares of Common Stock (the “Pre-Funded Warrant Shares”) in lieu of Shares, (iii) Series A Warrants (the “Series A Warrants”) to purchase up to 5,996 shares of Common Stock (the “Series A Warrant Shares”) and (iv) Series B Warrants (the “Series B Warrants)” and, together with the Series A Warrants, the “Common Warrants”) to purchase up to 5,996 shares of Common Stock (“the “Series B Warrant Shares” together with the Series A Warrant Shares, the “Warrant Shares”). Each Share or Pre-Funded Warrant, as applicable, was sold together with one Series A Warrant to purchase one share of Common Stock and one Series B Warrant to purchase one share of Common Stock. The public offering price for each Share and accompanying Common Warrants was $1,668.00, and the public offering price for each Pre-Funded Warrant and accompanying Common Warrants was $1,668.80.

In a private placement offering completed concurrently with the Equity Offering (the “Concurrent Private Offering” and, together with the Equity Offering, the “2024 November Offerings”), the Company converted approximately $4,093 of debt, which represented the then outstanding principal and accrued interest under a convertible promissory note dated July 30, 2024 (the “July 30 Note Debt”). The July 30 Note Debt was converted to Common Stock and Series A Warrants and Series B Warrants on substantially the same terms as the Equity Offering, resulting in the issuance of 2,201 shares of Common Stock, 2,201 accompanying Series A Warrants, and 2,201 accompanying Series B Warrants, based on a conversion price of $1,860.00 per share, which is equal to the consolidated closing bid price of the Common Stock on the Nasdaq Capital Market on November 12, 2024.

In addition, concurrently with the Equity Offering, the Company converted on substantially the same terms as the Equity Offering, three outstanding July 18, 2024 Notes, with an aggregate outstanding principal and accrued interest in the amount of $305. The three outstanding July 18, 2024 Notes automatically converted in connection with the closing of the Equity Offering at a conversion price of $1,872.00, which is equal to the Floor Price as defined in the July 18, 2024 Notes, for an aggregate of 163 shares of Common Stock, 163 Series A Warrants, and 163 Series B Warrants.

B. Warrant Net Share Exchange into Common Stock and Warrant Repurchase

In connection with the Equity Offering, on November 12, 2024, the Company issued an aggregate of (i) 8,359 Series A Warrants and (ii) 8,359 Series B Warrants.

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

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONT.)

(in thousands of US Dollars)

During the three-month period ended March 31, 2025, there were cashless exchanges of an aggregate 54,021 Series B Warrants issued in connection with the 2024 November Offerings, which resulted in the issuance of 162,063 shares of Common Stock. As these warrants were exchanged, as permitted under the respective warrant agreements, the Company did not receive any cash proceeds. The warrants were measured at fair value as of the settlement dates, and the change in fair value of $5,746, was recognized to net loss. Upon the exchange of the Series B Warrants, the fair value of the warrants exchanged as of the settlement dates of $20,625 was classified to equity under additional paid-in capital.

During the nine months ended September 30, 2025, the Company repurchased 51,529 of its Series A Warrants form existing warrant holders for $166. The fair value of the Series A Warrants on the date of exercise was $67, resulting in a loss on repurchase of $99.

During the nine month period ending September 30, 2025, the Company recognized a change in fair value of derivative liabilities of $3,269. The change in fair value of derivative liabilities during the three months ended September 30, 2025, was lower than $1.

As of September 30, 2025, 11 Series B Warrants and 2,507 Series A Warrants remain outstanding, for a combined value of $3.

C.	Promissory Note

On September 12, 2025 (the “Issue Date”), the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”), with an investor (the “Investor”), pursuant to which the Company issued a Promissory Note (the “Note”) to the Investor in the principal amount of $3,600,000 for a purchase price of $3,000,000. The Note was amended effective September 12, 2025, to remove the convertible feature.

The Note bears no interest, has an original issue discount of $600,000, is an unsecured obligation of the Company and will rank equal in right of payment with the Company’s existing and future unsecured indebtedness. The Note is due and payable on the twelve (12) month anniversary of the Issue Date. The Company may prepay the Note at any time without the requirement for consent of the Investor.

Since the Note bears no stated interest and was issued at a discount, the Company has recognized the original issue discount of $600,000 as imputed interest expense over the term of the Note using the effective interest method, in accordance with the authoritative guidance. This imputed interest is being amortized over the one-year term of the Note.

During the three months ended September 30, 2025, the Company amortized $31 of the original issue discount to interest expense. As of September 30, 2025, the unamortized discount was $569, and the carrying amount of the Note was $3,031 as stated below:

Description	Principal	Unamortized Discount	Net Carrying Value	Maturity
Note	$3,600	$(569)	$3,031	September 11, 2026

As previously disclosed in the form 8-K filed by the Company with the SEC on September 11, 2025, the Company entered into a purchase agreement with Sixth Borough Capital Fund, LP (“Sixth Borough”) establishing an equity line of credit (the “ELOC”). Under the terms of the ELOC, the Company has the right, but not the obligation, to sell to Sixth Borough, and Sixth Borough is obligated to purchase, up to $20.0 million of the Company’s Common Stock (the “Purchase Shares”), subject to the terms and conditions set forth therein. Pursuant to the Note Purchase Agreement, the Company is required to pay 100% of the net proceeds (after commission) it receives from the sale of Purchase Shares under the ELOC towards repayment of the Note, until such time that the Company obtains stockholder approval (the “Stockholder Approval”) to issue Purchase Shares in excess of the “Exchange Cap,” as defined in the ELOC. Following Stockholder Approval, the Company is required to apply 50% of the net proceeds (after commissions) from any subsequent sales of Purchase Shares under the ELOC to repay the Note.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONT.)

(in thousands of US Dollars)

The Note contains certain specified events of default, the occurrence of which would entitle Investor to immediately demand repayment of all outstanding principal on the Note such as certain events of bankruptcy and insolvency. The Note does not contain any affirmative and restrictive covenants by the Company. The Purchase Agreement includes customary representations, warranties, and conditions precedent of both parties.

The Note was issued in a private placement to the Investor pursuant to an exemption for transactions by an issuer not involving a public offering under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

As of September 30, 2025, the Company has not received the necessary Stockholder Approval formally approving the ELOC.

D.	Note and Warrant Purchase Agreements – Prior Year

On June 27, 2024, the Company entered into note and warrant purchase agreements with certain officers, directors, and existing investors (the “June 27 Investors”), providing for the private placement of unsecured promissory notes in the aggregate principal amount of $100 (the “June 27 Notes”) and warrants (the “June 27 Warrants”) to purchase up to an aggregate of 250 shares of Common Stock. The closing of the private placement occurred on June 27, 2024.

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

Each June 27 Warrant has an exercise price of $5,940 per share. The June 27 Warrants are immediately exercisable and have a five-year term.

The June 27 Notes and the June 27 Warrants were issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated under the Securities Act. The Company relied on this exemption from registration based in part on representations made by the June 27 Investors.

During the nine months ended September 30, 2025, the Company repaid the remaining $5 outstanding as of December 31, 2024.

E.	Convertible Promissory Notes – Prior Year

On July 18, 2024, the Company entered into a series of convertible promissory notes with three directors, and one member of the Company’s executive management (the “July 18 Investors”), providing for the private placement of unsecured convertible promissory notes in the aggregate principal amount of $360 (the “July 18 Notes” and each a “July 18 Note”).

The July 18 Notes bore simple interest at a rate of 8% per annum. Upon initial date, the management measured the fair value of the embedded conversion feature which is accounted for as embedded derivative liability. The difference between the total gross cash proceeds received and the fair value of the embedded conversion feature is allocated to the host component of the July 18 Notes that are measured at amortized cost under which in subsequent periods the Company recognizes a discount expense over the economic life of the July 18 Notes based on the effective interest rate method. However, the fair value of the embedded derivative liability related to the conversion feature was determined by the management at an insignificant amount since upon closing of a Qualified Financing (as defined in the July 18 Notes), the loan will convert based on market conditions (i.e. conversion price will be equal to the fair value of the share upon conversion) and thus all proceeds received of $360 were allocated to the July 18 Notes.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONT.)

(in thousands of US Dollars)

On September 5, 2024, the Company and one of July 18 Investors entered into a conversion agreement, under which the Company agreed to convert his portion of the outstanding principal nominal amount plus any accrued but unpaid interest pursuant to the July 18 Note, totaling $101 into 83 shares of Common Stock at a conversion price of $1,224 per share.

In November 2024, the Company and the remaining July 18 Investors entered into a conversion agreement under which the Company agreed to convert their portion of the outstanding principal nominal amount plus any accrued but unpaid interest pursuant to the outstanding July 18 Notes, totaling $305 to Common Stock and warrants at a conversion price of $1,872 per share. The July 18 Investors received 163 shares of Common Stock, 163 Series A Warrants and 163 Series B Warrants.

F.	Convertible Promissory Note and Warrant Agreements – Prior Year

On July 30, 2024, the Company entered into a convertible promissory note and three warrant agreements (the “July 30 Warrants”) with an existing investor (the “July 30 Holder”), providing for the private placement of a secured convertible promissory note in the aggregate principal amount of $4,000 (the “July 30 Note”). The July 30 Note bore simple interest at a rate of 8% per annum and is due and payable in cash on earlier of: (i) 12 months anniversary of July 30 Note, or (ii) closing date of a Sale Transaction (as defined in the July 30 Note) (the “Maturity Date”). The July 30 Note was secured by a first-priority security interest on all Company’s assets.

Each July 30 Warrant becomes exercisable 12 months after its issuance and has term of 10 years. The July 30 Warrants are exercisable for cash only and have no price-based antidilution. The first July 30 Warrant is for 1,778 shares at $2,250 per share. The second July 30 Warrant is for 1,270 shares at $3,150 per share. The third July 30 Warrant is for 988 shares at $4,050 per share. Management has determined that the warrants are eligible to be classified as a component of equity as their terms permit the holders to receive a fixed number of shares of Common Stock upon exercise for a fixed exercise price.

At the initial date, the Company has issued four freestanding instruments that include (i) a financial instrument that is considered as “host” which comprised of July 30 Note and two embedded derivative financial instruments (i.e. an embedded conversion feature and an embedded redemption feature to receive cash equals to 200% of July 30 Note balance upon the occurrence of a Sale Transaction) and (ii) three series of detachable warrants. At the initial date, the Company is required to estimate the fair value of the freestanding instruments and allocate the total gross proceeds received between them based on that relative fair value identified. The fair value of the embedded derivative financial instruments (i.e. the conversion right and the redemption right) should be bifurcated from the host instrument and remeasured on recurring basis at each reporting period under marked to market approach. The July 30 Note was accounted for at amortized cost whereby discount and interest expenses are recorded over the economic life of the July 30 Note based on the effective interest rate method and the July 30 Warrants are classified into equity without any further subsequent measurement.

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

On November 12, 2024, in connection with the Concurrent Private Offering, the Company and the July 30 Holder entered into an agreement for the settlement of the July 30 Note plus any accrued but unpaid interest totaling $4,093 of Common Stock and warrants at a conversion price of $1,860.0 per share. The July 30 Holder received 2,201 shares of Common Stock, 2,201 Series A Warrants and 2,201 Series B Warrants.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONT.)

(in thousands of US Dollars)

NOTE 4 – COMMITMENTS AND CONTINGENT LIABILITIES

A.	On March 4, 2004, the Israeli Innovation Authority (the “IIA”) provided Integrity Israel with a grant of approximately $93 (NIS 420,000), for its plan to develop a non-invasive blood glucose monitor (the “Development Plan”). Integrity Israel is required to pay royalties to the IIA at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the Development Plan up to an amount equal to $93 plus interest at LIBOR from the date of grant. As to the replacement of the LIBOR benchmark rate, even though the IIA has not declared the alternative benchmark rate to replace the LIBOR, the Company does not believe it will have a significant impact. As of September 30, 2025, the remaining contingent liability with respect to royalty payment on future sales equals approximately $93 excluding interest. Such contingent obligation has no expiration date.

B.	On October 7, 2022 (“the Closing Date”), the Company entered into Intellectual Property Purchase Agreement (the “Agreement”) with Paul Goode, which is the Company’s Chief Executive Officer (the “Seller”), under which it was agreed that on and subject to the terms and conditions of the Agreement, at the Closing Date, Seller sold and assigned to the Company, all of Seller’s right, title and interest in and to the following assets, properties and rights (collectively, the “Purchased Assets”): (i) all rights, title, interests in all current and future intellectual property, including, but not limited to patents, trademarks, trade secrets, industry know-how and other IP rights relating to an implantable continuous glucose sensor (collectively, the “Conveyed Intellectual Property”); and (ii) all the goodwill relating to the Purchased Assets.

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

As of September 30, 2025, the achievement of all other remaining performance milestones was not considered probable and thus no stock-based compensation expenses were recorded with respect to thereof.

NOTE 5. SUBSEQUENT EVENTS [PENDING MANAGEMENT UPDATE]

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. These forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies and prospects. All statements other than statements of historical fact included in this Quarterly Report, including statements regarding our future activities, events or developments, including such things as future revenues, capital raising and financing, product development, clinical trials, regulatory approval, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, projected performance and trends, and other such matters, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “may,” “will,” “could,” “would,” “should” and other similar words and phrases, are intended to identify forward-looking statements. The forward-looking statements made in this Quarterly Report are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. These statements relate only to events as of the date on which the statements are made and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. All of the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially. Risks and uncertainties, the occurrence of which could adversely affect our business, include the risks identified under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”). The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report.

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

We have initiated a long-term clinical study outside the United States to evaluate the CBGM product performance and safety over an initial period of one (1) year. The first phase of the clinical study provided early product learnings about how the complexity of certain health conditions may impact study eligibility. Consequently, we are undertaking certain protocol amendments to refine participant selection criteria before enrolling additional participants.  In parallel, we intend to implement certain product improvements.  We are committed to advancing our clinical program and intend to proceed swiftly with the relevant protocol amendments and product enhancements, subject to approval by the institutional review board.

During the second quarter 2025, we initiated discussions with the Food & Drug Administration (“FDA”) in preparations for a pre-investigational device exemption (“IDE”) submission. The discussions pertain to the protocol study design and related requirements to secure IDE approval for future long-term human clinical trials in the United States. We remain in active review with the FDA to accommodate their requirements and expects to file the IDE submission to the FDA during the Spring of 2026.

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

During the three months ended June 30, 2025, we sold 414,785 shares of Common Stock at an average offering price of $10.74 per share pursuant to the Sales Agreement for net proceeds of $4,320, after deducting fees owed to the Agent from such sale. As of September 30, 2025, there was no remaining capacity available under the ATM Program.

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

Promissory Note

On September 12, 2025, we entered into a Note Purchase Agreement, with an investor, pursuant to which we issued a Promissory Note to the Investor in the principal amount of $3,600,000 for a purchase price of $3,000,000.

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

Warrant Repurchase

During the nine months ended September 30, 2025, we repurchased 51,529 of its Series A Warrants form existing warrant holders for $166. The fair value of the Series A Warrants on the date of exercise was $67, resulting in a loss on repurchase of $99.

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

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the three and nine months ended September 30, 2025 compared with the same periods ended September 30, 2024. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Consolidated Results of Operations for the Three Months ended September 30, 2025 and 2024

All information below is stated in thousands of U.S. dollars.

General and administrative expenses

General and administrative expenses were approximately $1,024 for the three-month period ended September 30, 2025, as compared to approximately $1,063, for the prior-year period. The decrease is primarily attributable to reduced board of director and legal fees, offset by increased professional fees, and personnel costs.

Research and development expenses

Research and development expenses were approximately $3,165 for the three-month period ended September 30, 2025, as compared to approximately $2,063 for the prior-year period. The increase is attributable to product and manufacturing development costs we accrued during the period related to the development of the Glucotrack CBGM Product.

Marketing expenses

Marketing expenses were approximately $120 for the three-month period ended September 30, 2025, as compared to $125 for the prior-year period. The decrease is primarily attributable to a reduction in market research fees.

Change in derivative liability

Change in derivative liability for the three months ended September 30, 2025, was less than $1.0.

Other (income) expense, net

Other income was $136 for the three-month period ended September 30, 2025, as compared to $12 for the prior-year period. The increase was due to the receipt of a non-recurring research grant.

Financing income (expenses), net

Financing income, net was approximately $2 for the three-month period ended September 30, 2025, as compared to financing expense of approximately $1,848 for the prior-year period. This increase was primarily due to $1,505 in revaluation expenses incurred from settlement of financial liabilities and $330 in discount amortization and interest expenses recognized in the prior-year period.

Net Loss

Net loss was $4,171 for the three-month period ended September 30, 2025, as compared to $5,087 for the prior-year period. The reduction in net loss is primarily attributed to the prior year revaluation expenses, discussed above, offset by the current year increase in research and development expense.

Consolidated Results of Operations for the Nine Months ended September 30, 2025 and 2024

General and administrative expenses

General and administrative expenses were approximately $3,987 for the nine-month period ended September 30, 2025, as compared to approximately $2,598, for the prior-year period. The increase is primarily attributable to increased legal and professional fees, and personnel costs.

Research and development expenses

Research and development expenses were approximately $8,186 for the nine-month period ended September 30, 2025, as compared to approximately $7,800 for the prior-year period. The increase is attributable to product and manufacturing development costs we accrued during the period related to the development of the Glucotrack CBGM Product.

Marketing expenses

Marketing expenses were approximately $430 for the nine-month period ended September 30, 2025, as compared to $295 for the prior-year period. This increase is primarily attributable to increased market research fees.

Change in derivative liability

Change in derivative liability for the nine-month period ended September 30, 2025, was a $3,269. The change is primarily due to adjustments of the estimated fair value of the exchanged and repurchased warrants, as well as the outstanding 2,518 Series A and Series B Warrants.

Other (income) expense, net

Other income was $44 for the nine-month period ended September 30, 2025, as compared to $12 for the prior-year period.

Financing income (expenses), net

Financing income, net was approximately $68 for the nine-month period ended September 30, 2025, as compared to financing expense of approximately $1,822 for the prior-year period. This increase was primarily due to $1,505 in revaluation expenses incurred from settlement of financial liabilities and $330 in discount amortization and interest expenses recognized in the prior-year period.

Net Loss

Net loss was $15,760 for the nine-month period ended September 30, 2025, as compared to $12,503 for the prior-year period. The increase in net loss is primarily attributed to the increase in general and administrative expenses and the fair value change of the derivative liability, as described above.

Liquidity and Going Concern

As of September 30, 2025, we had $7,869 in cash and cash equivalents compared with $5,627 in cash, cash equivalents and restricted cash as of December 31, 2024. The net increase in cash and cash equivalents was attributable to the $13,549 of net proceeds received from financing activities offset by cash used in operating and investing activities of $11,380.

We have a history of recurring losses, and as of September 30, 2025, we have an accumulated deficit of $148,210. During the nine-months ended September 30, 2025, we recorded a net loss of $15,760. Our primary requirements for liquidity have been to fund product and clinical development activities and to satisfy our general corporate and working capital needs.

Based on our operating plans, we do not expect that our current cash and cash equivalents as of September 30, 2025, will be sufficient to fund our operating cash flow needs for at least the next twelve months, assuming our programs advance as currently contemplated. The Company estimates it will require approximately $15.0 million in cash to fund operations over this period. Based upon this review and our current financial condition, the Company has concluded that substantial doubt exists as to our ability to continue as a going concern. We have raised and believe we will continue to be able to raise additional capital through debt financing, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. However, there can be no assurances that such financing will be available or will be at terms acceptable to us, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our clinical trials or other operations. If any of these events occur, our ability to achieve our operational goals would be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on commercially acceptable terms favorable to us, or at all.

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

The summary of our significant accounting policies is included under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. There have been no material changes to the critical accounting policies and estimates as filed in such report.

Off Balance Sheet Arrangements

We do not have any off balance sheet agreements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025 (the “Evaluation Date”). Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are ineffective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is not accumulated and communicated to management, including our principal executive and financial officers, in a manner sufficient to allow timely decisions regarding required disclosure.

The Company has identified material weaknesses in its internal control over financial reporting. As defined in Regulation 12b-2 under the Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected on a timely basis. The Company identified material weaknesses in its internal controls in the following areas: general IT controls; lack of sufficient accounting personnel and inadequate segregation of duties consistent with control objectives. None of these deficiencies resulted in a material misstatement to the Company’s annual or interim Consolidated Financial Statements for the periods ended September 30, 2025 and December 31, 2024.

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

Changes in Internal Control over Financial Reporting

Except for the material weaknesses and the remediation efforts described above, no other change in our internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. As of September 30, 2025, the Company did not have any pending claims, charges or litigation that were expected to have a material adverse impact on its financial position, results of operations or cash flows.

Item 1A. Risk Factors.

You should carefully consider the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report, which could materially affect our business, financial position, or future results of operations. There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial position, or future results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of Integrity Applications, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 22, 2011)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 22, 2011)
3.3	Bylaws of Integrity Applications, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 22, 2011)
3.4	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2020)
3.5	Amendments to The Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022)
3.6	First Amendment to Bylaws dated June 14, 2024 (incorporated by reference to Exhibit 3.01 to the Current Report on Form 8-K filed by Glucotrack, Inc. on June 20, 2024)
3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 17, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on May 20, 2024)
3.8	Certificate of Amendment of Certificate of Incorporation of Glucotrack, Inc., dated January 3, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on January 7, 2025)
3.9	Certificate of Amendment to Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on February 3, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on February 4, 2025)
3.10	Certificate of Amendment to Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on June 13, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on June 16, 2025)
4.1	Form of Convertible Note, dated September 12, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on September 12, 2025)
4.2*	Form of Amendment No. 1 to Convertible Promissory Note
10.1	Purchase Agreement, dated September 11, 2025, by and between Glucotrack, Inc. and Sixth Borough Capital Fund, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on September 11, 2025)
10.2	Registration Rights Agreement, dated September 11, 2025, by and between Glucotrack, Inc. and Sixth Borough Capital Fund, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on September 11, 2025)
10.3	Form of Note Purchase Agreement, dated September 12, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on September 12, 2025)
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2025

GLUCOTRACK, INC.

By:	/s/ Peter C. Wulff
Name:	Peter C. Wulff
Title	Chief Financial Officer
(Principal Financial Officer)

