Form 10-K
period 2025-12-31
Glucotrack, Inc.
filed 2026-03-30
CIK 1506983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission file number 001-41141

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

As of June 30, 2025, the last business day of the registrant’s last completed second quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $5.4 million based on the closing price per share of the registrant’s common stock, par value $0.001 per share (the “Common Stock”), on June 30, 2025, as reported by the Nasdaq Stock Market. For the purposes of this disclosure, shares of Common Stock held by each executive officer, director and affiliate based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 30, 2026, there were 1,944,279 shares of Common Stock, par value $0.001 per share, of the registrant issued and outstanding.

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

Overview

The Company was incorporated on May 18, 2010 under the laws of the State of Delaware. We are a medical device company focused on the development of an implantable continuous blood glucose monitor (“CBGM”) for persons with Type 1 diabetes and Type 2 diabetes using insulin or at risk for hypoglycemia (the “Glucotrack CBGM”).

The Company was founded with a mission to develop Glucotrack®, a non-invasive glucose monitoring device designed to help people with diabetes and pre-diabetics obtain glucose level readings without the pain, inconvenience, cost and difficulty of conventional (invasive) spot finger stick devices. The first generation Glucotrack, which successfully received CE Mark approval, obtained glucose measurements via a small sensor clipped onto one’s earlobe. A limited release beta test in Europe and the Middle East demonstrated the need for an updated product with improved accuracy and human factors. As the glucose monitoring landscape has since rapidly moved away from point-in-time measurement to continuous measurement, the Company determined in 2023 that it would focus its efforts on developing the Glucotrack CBGM. As such, the Company withdrew the CE Mark for Glucotrack and are no longer pursuing commercialization of this product or development of any further iterations.

On October 7, 2022, the Company acquired certain intellectual property related to the Glucotrack CBGM from Paul V. Goode, the Company’s Chief Executive Officer and intends to develop the technology to address the growing Type 1 and Type 2 diabetes market.

The Company is currently developing the Glucotrack CBGM for use by Type 1 diabetes patients as well as Type 2 diabetes using insulin or at risk for hypoglycemia.. Implant longevity is key to the success of such a device. We have continued to evolve our sensor chemistry following our successful in-vitro feasibility study demonstrating that a minimum two-year implant life is highly probable with the current sensor design. Subsequently we announced that a 3-year longevity is feasible leveraging both in-vitro and in-silico test results. We have also completed multiple animal studies with initial prototype systems which demonstrated a simple implant procedure with good safety and functionality. The results of both were presented in poster form at the 2024 American Diabetes Association annual conference. We believe our technology, if successful, has the potential to be more accurate, more convenient and have a longer duration than other implantable glucose monitors that are either in the market or currently under development.

Further to the above progress on the Glucotrack CBGM, we have also successfully demonstrated continuous glucose sensing in the epidural space. This latter approach is of importance for patients with diabetes already contemplating spinal cord stimulation therapy for their condition. The Company believes this approach may enable integrated chronic disease management with one system that provides dual benefits of pain relief and glucose monitoring.

The Company completed a first in human study in 2025. This study was an acute study intended to demonstrate device performance and safety, as well as safety of the implant and removal procedures. The study used the planned commercial version of the implantable sensor connected to an externalized prototype electronics device. Patients were monitored in hospital for 4 days. Results of the study were positive, meeting the endpoints of no serious safety events while demonstrating similar performance and accuracy as observed in longer-term animal studies. Initial results were presented in poster form at the 2025 Advanced Technologies & Treatments for Diabetes annual meeting and final results were presented in poster form at the 2025 American Diabetes Association annual conference.

The Company initiated a long-term, multicenter feasibility study in Australia to evaluate the CBGM product performance and safety. The first phase of the clinical study provided early product learnings about how the complexity of certain health conditions may impact study eligibility as well as identified certain product improvements. Following a reassessment of the study in light of planned product updates and anticipated protocol modifications, the Company determined that continuation of the study in its current form was no longer practical and elected to close the study.

Consequently, the Company is expediting discussions with the U.S. Food and Drug Administration (FDA) regarding our planned United States (“U.S.”) clinical trial program that we expect to launch in the second half of 2026, subject to FDA approval of our Investigational Device Exemption (“IDE”) submission expected to be filed in the second quarter of 2026.

The Company initially obtained ISO13485 certification in 2024 and successfully passed the 2025 annual audit, both efforts without any major nonconformities. ISO 13485 is an internationally agreed-upon standard of quality system requirements for the design, production, distribution, and sale of medical devices. Certification of compliance to the standard is recognized and accepted by the FDA, the European Medicines Agency (EMA), and many other regulatory authorities worldwide.

Our executive management team consists of our Chief Executive Officer and President, Paul V. Goode PhD, an experienced executive with a 25+ year career developing innovative medical technologies, including at Dexcom, Inc. (“Dexcom”) and MiniMed (now Medtronic Diabetes) and Chief Financial Officer, Peter C. Wulff, who has 40 years of experience as a chief financial officer and chief operating officer in both public and private entities. Our senior management team consists of: Mark Tapsak PhD, Chief Scientific Officer, a medical research scientist who brings over 25 years of experience in the diabetes industry, including previous senior roles at Dexcom and Medtronic; Vincent Wong, Chief Operating Officer, a medical device professional with over 15 years of experience in operations and quality systems for implantable medical device manufacturing with senior roles at Cirtec Medical and TOMZ Corporation (“TOMZ”); James P. Thrower PhD, Vice President of Advanced Technologies, a seasoned engineering executive with 20 years’ experience formerly of Sterling Medical Devices, Mindray DS USA and Dexcom.; Drinda Benjamin, Vice President of Marketing, a medical device professional with over 20 years of experience in the medical device and diabetes industry with senior roles at Intuity Medical, Senseonics, Incorporated, Abbott Diabetes, and Medtronic Diabetes; Sandie Martha, Vice President Clinical Operations, a medical device professional with over 20 years of experience in the medical device and diabetes industry with senior roles at Dexcom and GlySens Incorporated (“GlySens”); and Ted Williams, Vice President Regulatory, a medical device professional with over 20 years of experience in the biotech and diabetes industry with a senior role at GlySens.

Our Board of Directors (the “Board” or “Board of Directors”) includes the Chairman Luis J. Malavé, formerly of Insulet Corp, Medtronic and MiniMed (now Medtronic Diabetes); Andy Balo, formerly of Dexcom and St Jude Medical (now Abbott), Erin Carter, formerly of Medtronic and Boston Scientific; and Victoria Carr-Brendel, formerly of Dexcom, Boston Scientific, JenaValve Technology, and Advanced Bionics.

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

According to the Diabetes Atlas (Eleventh Edition) published by the International Diabetes Federation in 2025, approximately 589 million adults worldwide, between the ages of 20 and 79, or approximately 10% of the world’s adult population, were estimated to suffer from diabetes in 2025 (not including those persons who suffer from impaired glucose tolerance or gestational diabetes, diabetic conditions first arising during pregnancy). The International Diabetes Federation estimates that this number will grow to approximately 853 million adults worldwide by 2045. The Centers for Disease Control and Prevention in its 2025 National Diabetes Statistics Report provided crude estimates for 2021 that there are approximately 40.1 million people with diabetes in the U.S., of which 29.1 million have diagnosed diabetes. Among US adults ages 18 years or older, there were 1.5 million new cases of diabetes diagnosed in 2023.

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

Until recently, spot finger stick devices known as blood glucose monitors (“BGM”) have been the most prevalent devices for blood glucose monitoring. These devices require users to insert a strip into a glucose meter, take a blood sample with a finger stick and place a drop of blood on a test strip that yields a single point in time blood glucose measurement. Despite continued developments in the field of BGMs, the routine measurement of glucose levels remains invasive, painful, inconvenient, difficult and costly. Moreover, the American Diabetes Association updated guidelines (released 2023) indicated there is no clinical evidence of benefit for non-insulin using Type 2 diabetes patients; and recommended CGM as the standard of care for those patients.

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

Despite the benefits in glycemic control and significant insurance coverage, almost half of the people with diabetes still have not adopted CGM. We believe that a significant market opportunity exists for an innovative CGM device that addresses the remaining barriers to adoption. According to a 2017 Diabetes Care study, these barriers include the inconvenience of wearing devices all the time, discomfort and inconvenience of bi-weekly device replacement, dislike for having diabetes devices on the body, and dislike for how diabetes devices look on the body. Additionally, the study reported that reasons that people discontinued using a CGM included the device being uncomfortable or painful and the belief that the device is not accurate. The Company believes that improved CGM devices that address these barriers could provide significant benefits to patients, healthcare providers and payors, thereby increasing overall CGM adoption and ongoing satisfaction. The Company conducted its own market research studies in 2024 and 2025 to validate its belief that these findings are still relevant. The results on over 1,500 patients demonstrated that patients with diabetes still have the same issues as expressed in 2017 and that interest in a long-term, fully implantable CBGM is high. The Company is developing a long-term CBGM that will allow continuous monitoring of blood glucose levels, which the Company believes is a significant improvement in quality compared to spot finger stick devices and CGM.

Our Product

The Company is currently developing a long-term implantable CBGM with no requirement for an additional wearable component with minimal calibration (the “Glucotrack CBGM”). The Glucotrack CBGM utilizes an intravascular approach, in which the device is implanted subcutaneously and connected to a lead that is placed directly into a blood vessel. This facilitates continuous blood glucose measurements with effectively zero lag time. In comparison, commercially-available CGM systems measure glucose in the interstitial fluid, which lags behind blood glucose. Our approach is based on design elements, implant techniques, and implant tools commonly used for active implantable devices in the cardiovascular space. As a result, it employs a recognized, established, and widely utilized implant procedure and device form factor.

In 2023, we completed the laboratory-based feasibility study demonstrating that the CBGM sensor is capable of measuring glucose for at least two years post-implant. By the end of 2023 we completed our initial preclinical in vivo animal study. This initial preclinical study produced very strong results, demonstrating at least three months of well-sustained sensor life while also demonstrating that the sensor is safe for animals. The study also indicated the CBGM is capable of a high level of measurement accuracy as compared with conventional CGM technologies on the market. Since 2023, we have completed three additional preclinical animal studies for our CBGM sensor, demonstrating performance and accuracy up to six months.

By the end of 2023, we initiated a human clinical device/system design and development program. The program outsourced development and manufacturing to respective contract design and contract manufacturing organizations. Since then, we have developed a dual supply source for both implantable system components (the electronics assembly and the sensor lead), both of which are ISO 13485 certified with dedicated experience in manufacturing active implantable medical devices. Both organizations have since manufactured products used in various Glucotrack pre-clinical bench and animal studies, as well products used in both our human clinical trials.

Also in 2024, we worked with The Technology Partnership, or “TTP” (Cambridge, UK) to demonstrate a sensor longevity of 3 years. Using in silico modeling to iterate membrane parameter design changes, and further validated by in vitro bench testing, we were able to improve our projected sensor longevity from 2 years to 3 years. Since then, we have worked with TTP to migrate sensor chemistry into a production environment under ISO 13485 certification.

In 2024, we announced that the Glucotrack CBGM successfully completed a 60-day long-term preclinical study on measuring glucose in the epidural space. The Glucotrack CBGM sensor, implanted in the epidural space of animals, closely tracked both blood glucose and a commercially available subcutaneous CGM throughout the 60-day period. The implantation procedure took approximately 20 minutes, and the animals recovered without complications. No abnormal clinical signs were observed throughout the study period, and no abnormal findings were observed in the spinal cord or surrounding tissues during post-explant analysis. The study also confirmed that the implanted sensor did not cause any delayed latent effects over the long-term period, which is particularly important as a complete healing process in animal studies with implanted devices may take several weeks. With the completion of this study, the durability of the epidural approach for continuous glucose monitoring has now been confirmed over the 60-day period. The Company is currently working with a renowned neuromodulation physician to evaluate a clinical development program to further advance the medical application of this technology.

In late 2024, we initiated an acute (5 day) FIH study for a prototype version of our CBGM in Sao Paulo, Brazil. The clinical trial evaluated the CBGM sensor technology in a cohort of 8 in-hospital patients. The goals of the study were to prove the implant and removal procedures were safe and reasonable, the device was safe and functional, and the overall experience was well-tolerated. The study was completed in early 2025 and successfully met all objectives.

In late 2025, the Company initiated a clinical study outside the United States to evaluate the CBGM product performance and safety. The first phase of the clinical study provided early learnings about how the complexity of certain health conditions may impact study eligibility as well as identified certain product improvements. Based on these findings, the Company plans to continue its clinical program with protocol amendments. These learnings have been incorporated into the Company’s ongoing discussions with the FDA regarding the U.S. clinical study program. In the first half of 2026, the Company intends to advance these discussions and reprioritize its clinical activities to place greater emphasis on the U.S. clinical study program.

Since second quarter 2025, the Company has been in discussions with the FDA through the presub process and preparing for an Investigational Device Exemption (“IDE”) submission in the second quarter of 2026. The presub discussions pertain to the protocol study design and related requirements to secure IDE approval for the initial Feasibility Study and future long-term human clinical trials in the United States. In anticipation of the IDE approval for the Feasibility Study, the Company has identified and is collaborating with a respected physician investigator and medical institution well known for conducting CGM studies.

In early 2025, we received ISO 13485:2016 certification from the British Standards Institute (“BSI”). This verified the Company has established, and is maintaining, a quality management system that meets all requirements of the ISO 13485:2016 standard for design and development of our products. The Company had the annual compliance audit in late 2025 and was found to be in compliance with no major findings.

Research and Development

See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Results of Operation” below for a discussion of the research and development expenses for the fiscal years ended December 31, 2025 and 2024.

Regulatory Considerations

Healthcare is heavily regulated by federal, state and local governments in the United States, and by similar authorities in other countries. Any product that we develop must receive all relevant regulatory approvals or clearances, as the case may be, before it may be marketed in a particular country. The laws and regulations affecting healthcare change regularly, thereby increasing the uncertainty and risk associated with any healthcare related venture. The United States government has in the past considered, is currently considering and may in the future consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly and adversely affect reimbursement for healthcare products such as our devices. These policies have included and may in the future include: basing reimbursement policies and rates on clinical outcomes, the comparative effectiveness and costs of different treatment technologies and modalities; imposing price controls and taxes on medical device providers; and other measures. Future significant changes in the healthcare systems in any jurisdiction in which our devices may be cleared for sale could also have a negative impact on the demand for our devices. These include changes that may reduce reimbursement or payment rates for such products.

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

The Glucotrack CBGM is still under development and has not yet been approved for commercial sale in or outside the United States. Given the implantable nature of our CBGM, it is most likely that the device will be assigned a Class III designation which commonly requires the PMA process for regulatory approval. However, in discussions with the FDA, the Company believes it can file under a De Novo 510k process provided it meets interoperable Continuous Glucose Monitor (“iCGM”) requirements. The clinical trial rigor necessary to meet this is the same as that for a PMA, but the benefits of a 510k classification are impactful post-clearance.

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

The Company plans to leverage the De Novo clinical trial data, if successful, along with the associated development and manufacturing information, for CE Mark certification. The Company will choose a notified body and submit via the MDR regulations to obtain this necessary clearance for marketing in EU member states. Upon approval, if granted, the Company may consider alternative markets that can leverage both the FDA and CE Mark approvals.

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

To mitigate these risks, we are starting our reimbursement planning process early, well in advance of obtaining regulatory approval. We have engaged a leading reimbursement consultant to complete an initial analysis of the current landscape for CGM technologies. Additionally, since our product is an implantable device and very similar in form factor and procedure to commercially available cardiovascular devices, we are also assessing the current reimbursement landscape for those technologies. This will enable us to craft a reimbursement strategy that is best suited to our Glucotrack CBGM and reflects the different healthcare providers that may be involved in utilizing the product.

Our reimbursement strategy also incorporates coverage for the product, the implantation procedure, and the removal and reinsertion procedures. While we are proactively preparing our reimbursement strategy, some activities such as coding applications, if needed, may not be executed until FDA approval is obtained.

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

As of December 31, 2025, the Company has strengthened its patent portfolio with the issuance of three U.S. patents:

●U.S. Patent No. 12,453,494, Methods and Systems for Measuring Glucose Having Improved Decay Rates and Lag Times (issued October 28, 2025). This patent covers methods and system architectures for implantable glucose sensing that address signal decay and response lag over time. The claims relate to sensor configurations, control strategies, and data-processing approaches intended to improve temporal response characteristics and signal stability during long-term glucose monitoring.

●U.S. Patent No. 12,458,257, Implantable Glucose Sensors and Methods of Glucose Measurement Configured for Minimal Sensor Surface Obstruction (issued November 4, 2025). This patent covers implantable glucose sensor designs and related measurement methods that reduce functional impairment caused by surface obstruction or fouling. The claims focus on structural, material, and interface features intended to preserve sensor performance in vivo by mitigating the effects of tissue interaction and biological accumulation at the sensor surface.

●U.S. Patent No. 12,458,258, Low Power Implantable Glucose Sensors and Methods of Glucose Measurement (issued November 4, 2025). This patent covers implantable glucose sensing systems and operational methods designed to reduce power consumption while maintaining measurement functionality. The claims relate to low-power sensor architectures, measurement strategies, and system-level approaches intended to support extended operational lifetimes in implantable glucose monitoring applications.

The three U.S. patents described above resulted from the prosecution of previously filed and previously disclosed patent applications that were converted to issued patents in 2025. In addition to these issued patents, the Company filed one U.S. utility patent application, one U.S. continuation application and one U.S. provisional application. The Company may evaluate additional patent filings from time to time as its technology development progresses.

In 2025, one related international patent application has been published:

●WO 2025/193719 A1, Systems and Methods for Integrated Spinal Cord Stimulation and Glucose Monitoring (published September 18, 2025).

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

Board and Committees

We have five members on our Board, four of whom are independent members. The Board has an audit committee (the “Audit Committee”), a compensation committee and a nominating and corporate governance committee. Each of our committees consists solely of independent directors.

Employees

As of December 31, 2025, we had fifteen full-time employees. None of our employees are represented by a collective bargaining agreement.

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

We are a medical device company with a limited operating history. We are not profitable and have incurred losses since our inception. To date we have not generated material revenue from the sale of products, and we do not anticipate that we will report operating income in the foreseeable future. Our first product was removed from international markets as the Company withdrew its CE Mark by 2023. As of 2023, all commercialization and development efforts ceased of the first product. Our second and novel new product, Glucotrack CBGM, has not been approved for marketing in the United States or internationally and is currently under preclinical development. Our net losses for the years ended December 31, 2025 and 2024 were approximately $19.4 million and $22.6 million, respectively, and we had an accumulated deficit of approximately $151.8 million as of December 31, 2025. We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we develop and prepare to commercialize Glucotrack CBGM. If we are not successful in developing, manufacturing and distributing Glucotrack CBGM, or if Glucotrack CBGM does not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

When we evolve from a company primarily involved in development to a company also involved in commercialization, we may encounter difficulties in managing our growth and expanding our operations successfully.

We anticipate that, as our operations expand and, assuming that our development, testing, pre-clinical studies and human clinical trials are successful, we will need to build and develop our marketing and sales capabilities. Maintaining and managing our future growth will impose significant added responsibilities on members of our management team. We must be able to manage our development efforts effectively; manage our clinical trials effectively; hire, train and integrate additional management, development, administrative and sales and marketing personnel; improve managerial, development, operational and finance systems; and expand our facilities, all of which may impose a strain on our administrative and operational infrastructure.

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

We may not have sufficient liquidity to meet our anticipated obligations over the next year from the issuance of the financial statements contained in this Annual Report. We have incurred net losses and negative cash flows from our operations and comprehensive loss since our inception and as of December 31, 2025, we had an accumulated deficit of $151.8 million. As of December 31, 2025, we had cash and cash equivalents of $7.4 million. There are no assurances that we will be able to raise additional capital or do so on terms favorable to us. Our recurring losses from operations and projected future cash flow requirements raise substantial doubt about our ability to continue as a going concern without sufficient capital resources and we have included explanatory information in the notes to our financial statements for the year ended December 31, 2025, with respect to this uncertainty, and the report of our independent registered public accounting firm with respect to our audited financial statements for the year ended December 31, 2025 included an emphasis of matter for this as well. Our consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty and have been prepared under the assumption that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Our ability to continue as a going concern is dependent on our available cash, how well we manage that cash, and our operating requirements. If we are unable to raise additional capital when needed, we could be forced to curtail operations or take other actions such as implementing additional restructuring and cost reductions, disposing of one or more product lines and/or, selling or licensing intellectual property. If we are unable to continue as a going concern, we may be forced to liquidate our assets, which would have an adverse impact on our business and developmental activities. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

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

Positive results from the limited safety and performance pre-clinical trials and first-in-human acute clinical studies that we have conducted should not be relied upon as evidence that early-stage or large-scale clinical trials will succeed. Despite efforts to choose the proper animal model reflecting our intended use, our pre-clinical animal trials and first-in-human acute clinical studies cannot be a guarantee of clinical trial success because human physiology and anatomy are different. Because of the sample size, possible variation in methodology or differences in physiology, the results of these pre-clinical trials may not be indicative of future results. We will be required to demonstrate through multiple well-controlled clinical trials that Glucotrack CBGM or future product candidates, if any, are safe and effective for their intended uses.

Further, the Glucotrack CBGM or our future product candidates, if any, may not be cleared or approved, as the case may be, even if the clinical data are satisfactory and support, in our view, its or their clearance or approval. The FDA or other non-U.S. regulatory authorities may disagree with our trial design or interpretation of the clinical data. In addition, any of these regulatory authorities may change requirements for the clearance or approval of a product candidate even after reviewing and providing comment on a protocol for a pivotal clinical trial that has the potential to result in FDA approval. In addition, any of these regulatory authorities may also clear or approve a product candidate for fewer or more limited patient populations than we request or may grant clearance or approval contingent on the performance of costly post-marketing clinical trials. In addition, the FDA or other non-regulatory authorities may not approve the labeling claims necessary or desirable for the successful commercialization of Glucotrack CBGM or our future product candidates, if any.

We are highly dependent on the success of our primary product candidate, Glucotrack CBGM, and cannot give any assurance that it will receive regulatory approval or clearance or be successfully commercialized.

We are highly dependent on the success of our primary product candidate, Glucotrack CBGM. We cannot give any assurance that the FDA will permit us to clinically test the device, nor can we give any assurance that the clinical trials will be successful or that Glucotrack CBGM will receive regulatory clearance or approval or be successfully commercialized, for a number of reasons, including, without limitation, the potential introduction by our competitors of more clinically-effective or cost-effective alternatives, failure in our sales and marketing efforts, or the failure to obtain positive coverage determinations or reimbursement. Any failure to obtain approval to conduct clinical trials, favorable clinical data, clearance or approval of or to successfully commercialize Glucotrack CBGM would have a material adverse effect on our business.

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

We believe that our ability to successfully compete will depend on, among other things:

●	our ability to have partners manufacture and sell commercial quantities of any approved products to the market;

●	acceptance of product candidates by physicians and other health care providers;

●	the results of our clinical trials;

●	our ability to recruit and enroll patients for our clinical trials;

●	the efficacy, safety, performance and reliability of our product candidates;

●	the speed at which we develop product candidates or required iterations thereon;

●	our ability to obtain prompt and favorable FDA review and approval of an IDE to conduct our clinical trials;

●	our ability to obtain prompt and favorable IRB review and approval at each of our clinical sites;

●	our ability to commercialize and market any of our product candidates that may receive regulatory clearance or approval;

●	our ability to design and successfully execute appropriate clinical trials;

●	the timing and scope of regulatory clearances or approvals;

●	appropriate coverage and adequate levels of reimbursement under private and governmental health insurance plans, including Medicare; and

●	our ability to protect intellectual property rights related to our products.

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

The diabetes market is currently seeing increasing use of GLP-1 drugs for the treatment of obesity and Type 2 diabetes. While GLP-1s have been used as a companion product in conjunction with CGM systems, such drugs could potentially compete with the Glucotrack CBGM and impact successful commercialization particularly as it applies to patients with Type 2 diabetes not dependent on insulin as well as those with pre-diabetes conditions.

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

The completion of clinical trials in connection with our application for FDA approval could also be substantially delayed or prevented by several factors, including:

●	delay or failure to obtain FDA IDE approval or renewal of such approval to conduct a clinical trial;

●	slower than expected rates of patient recruitment and enrollment;

●	failure of patients to complete the clinical trial;

●	unforeseen safety issues;

●	lack of efficacy evidenced during clinical trials;

●	termination of clinical trials by one or more clinical trial sites;

●	inability or unwillingness of patients or medical investigators to follow clinical trial protocols;

●	inability to monitor patients adequately during or after the clinical study period; and,

●	inability to meet safety and efficacy endpoints required by the FDA for market clearance.

Our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities, and/or the IRB for any given site or us. Any failure or significant delay in completing clinical trials for the Glucotrack CBGM or future product candidates, if any, could materially harm our financial results and the commercial prospects for our product candidates.

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

Regulatory approval of a Class III medical device is not guaranteed, and the approval will take several years when factoring in clinical trial timelines. The FDA also has substantial discretion in the medical device clearance or approval processes. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional pre-clinical studies and clinical trials. The number of pre-clinical studies and clinical trials that will be required for FDA clearance or approval varies depending on the medical device candidate, the disease or condition that the medical device candidate is designed to address and the regulations applicable to any particular medical device candidate. The FDA can delay, limit or deny clearance or approval of a medical device candidate for many reasons, including:

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

Even if Glucotrack CBGM or our future product candidates, if any, obtain regulatory clearance or approval, resulting products may not gain market acceptance among physicians, patients, health care payors or the medical community. We believe that the degree of market acceptance will depend on a number of factors, including:

●	timing of market introduction of competitive products;

●	safety and efficacy of our product;

●	prevalence and severity of any side effects;

●	potential advantages or disadvantages over alternative treatments;

●	strength of marketing, sales, and distribution support;

●	price of our product candidates, both in absolute terms and relative to alternative treatments; and

●	availability of coverage and reimbursement from government and other third-party payors.

If the Glucotrack CBGM or our future product candidates, if any, fail to achieve sufficient reimbursement and coverage, we may not be able to generate significant revenue or achieve or sustain profitability.

The reimbursement status and coverage of newly cleared or approved medical devices is uncertain, and failure to obtain adequate coverage and adequate reimbursement could limit our ability to market Glucotrack CBGM or future product candidates, if any, and may inhibit our ability to generate revenue from Glucotrack CBGM or our future product candidates, if any, that may be cleared or approved.

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

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently do not maintain product liability insurance in the United States and maintain product liability insurance in Australia up to $10.0 Million AUS Dollars per claim and in the aggregate. Regardless of whether we maintain product liability insurance coverage in any jurisdiction, including Australia or in the future the United States, we may be required to pay amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

We do not own or operate manufacturing facilities for clinical or commercial production of Glucotrack CBGM, other than a research and prototyping lab. We, therefore, lack the internal capability to manufacture the Glucotrack CBGM on a commercial scale.

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

The funding that we received through the Israeli Innovation Authority (“IIA”) for research and development activities restricts our ability to manufacture products or to transfer technology outside of Israel of its first product which we have taken off the market and no longer have available for sale.

In 2023, the Company abandoned pursuit of its Israeli originated first generation product development programs, including the abandonment of any associated intellectual property and intangible assets. The Company is solely focused on its second product, which is uniquely designed and patented, under product and clinical development efforts in the United States. The Company’s Israeli subsidiary is in the process of dissolution and does not conduct any operating activities.

On March 4, 2004, the IIA agreed to provide us with a grant of 420,000 New Israeli Shekels (“NIS”), or approximately $93 thousand at an exchange rate of 4.502 NIS/dollar (the exchange rate in effect on such date), for our plan to develop a non-invasive blood glucose monitor (the “development plan”). This grant constituted 60% of our research and development budget for the development plan at that time. Due to our acceptance of this grant, we are subject to the provisions of the Israeli Law for the Encouragement of Industrial Research and Development, 1984 (the “R&D Law”). Among other things, the R&D Law restricts the ability to sell or transfer rights in technology or know-how developed with IIA funding or transfer any Means of Control (as defined in the R&D Law) of us to non-Israeli entities. The Industrial Research and Development Committee at the IIA (the “research committee”) may, under special circumstances, approve the transfer outside of Israel of rights in technology or know-how developed with IIA funding subject to certain conditions, including the condition that certain payments be made to the IIA. Additionally, products developed with IIA funding outside of Israel cannot be manufactured without the approval of a research committee. The restrictions regarding the sale or transfer of technology or manufacturing rights out of Israel could have a material adverse effect on the ability to enter into strategic alliances or enter into merger or acquisition transactions in the future that provide for the sale or transfer of technology or manufacturing rights.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets.

Factors such as geopolitical events (including the ongoing wars in Iran, Ukraine and Israel and the risk of increased tensions between China and Taiwan), inflationary pressures, public health crises, and U.S. election cycles, and changes in government administration and policies have caused extreme volatility and disruptions in the capital and credit markets in recent years. Uncertainty or unfavorable global economic conditions could result in a variety of impacts to our business, including adversely impacting our ability to raise additional capital when needed on acceptable terms, if at all.

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

If we are unable to continue to satisfy the applicable continued listing requirements of Nasdaq, our Common Stock could be delisted, and we and our stockholders could face significant material adverse consequences. In addition, Nasdaq has recently proposed a new $5 million market value of listed securities requirement that we may not satisfy and therefore could cause our Common Stock to be delisted by Nasdaq on an imminent basis, if approved by the SEC.

In order to remain listed on Nasdaq, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements (the “Nasdaq Listing Rules”).

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

On November 19, 2024, the Company received a compliance letter (the “Compliance Letter”) from Nasdaq, informing the Company that it had regained compliance with the Minimum Stockholders’ Equity Requirement. The Compliance Letter noted, that because the Company’s bid price had closed below the minimum required by the Bid Price Rule following the November Offering (defined blow), the Panel had determined to impose on the Company a Discretionary Panel Monitor, pursuant to Listing Rule 5815(d)(4)(B), for a period of one year from the date of the Compliance Letter, to ensure that the Company maintained long-term compliance with the Minimum Stockholders’ Equity Requirement, the Bid Price Rule, and all other Nasdaq Listing Rules.

On December 31, 2024, Nasdaq notified us that for at least the last 30 consecutive business days, the bid price for our Common Stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to the Bid Price Rule. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had a compliance period of 180 calendar days, or until June 30, 2025, to regain compliance with the Bid Price Rule. On February 3, 2025, the Company implemented a reverse stock split at a ratio of 1-for-20 to regain compliance with the Bid Price Rule. On April 2, 2025, we received a letter from Nasdaq notifying us that as a result of non-compliance with the Bid Price Rule, Nasdaq Staff had determined to delist our securities. We timely submitted a hearing request to the hearings panel on April 9, 2025, and paid the fee, which resulted in a stay of any suspension or delisting action pending the hearing. The hearing took place on May 13, 2025, and on June 2, 2025, we received the decision of the panel granting us an extension until July 3, 2025, to regain compliance with the Bid Price Rule. On June 13, 2025, the Company implemented a reverse stock split at a ratio of 1-for-60 to regain compliance with the Bid Price Rule.

On July 18, 2025, we received notice from Nasdaq that we had regained compliance with the Bid Price Rule. The Panel retained jurisdiction over the Company through September 29, 2025. On November 5, 2025, the Company was notified by Nasdaq Staff that the Company was in compliance with all Nasdaq Listing Rules.

In addition to the foregoing requirements, Nasdaq has recently proposed a new listing requirement that would require each Nasdaq listed issuer to maintain a minimum market value of listed securities of at least $5 million. Under this proposal, if the value of an issuer’s listed securities, as measured by each applicable trading day’s closing price, continues to be less than $5 million for a period of 30 consecutive trading days, the issuer’s securities would immediately be delisted, with no compliance or cure period. The proposed rule would also preclude an issuer’s ability to seek stay of delisting during any appeals process, and would preclude Nasdaq hearings panels from reversing the delisting determination to situations where there was an error and the company never actually failed to satisfy the requirement. The panel would also not be able to consider any facts indicating that issuer subsequently regained compliance with the requirement or grant an issuer any additional time to regain compliance. The proposed rule is subject to review and approval by the SEC, and it is unknown whether the SEC will approve the proposal. If approved by the SEC, the rule could become effective on an imminent basis. Our Common Stock currently trades at levels that are below the $5 million aggregate market value threshold proposed by Nasdaq. As such, if this proposal is approved by the SEC, our Common Stock could be imminently delisted by Nasdaq on this basis.

We may be required to monitor our market value of listed securities closely and, if necessary, take actions such as issuing additional securities, raising additional capital or undertaking other corporate actions to seek to maintain compliance, any of which could dilute our existing shareholders, increase our costs, or divert management’s attention. The risk of a rapid loss of Nasdaq listing, or an actual delisting, could adversely affect investor confidence, the liquidity and trading price of our Common Stock, and our ability to access the capital markets, and could have a material adverse effect on our business, financial condition and results of operations.

There can be no assurance that we will be able to continue to maintain compliance with the Nasdaq Listing Rules. If we are not able to comply with applicable Nasdaq Listing Rules, our shares of Common Stock will be subject to delisting.

If Nasdaq delists our Common Stock from trading on its exchange for failure to meet comply with the Bid Price Rule, or any other Nasdaq Listing Rules, we and our stockholders could face significant material adverse consequences including, but not limited to:

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

We identified material weaknesses related to our internal control over financial reporting as of December 31, 2024 and concluded that internal control over financial reporting as at December 31, 2025 were not effective. The ineffectiveness of the Company’s internal control over financial reporting was due to identification of material weaknesses related to lack of sufficient internal accounting personnel, segregation of duties, and lack of sufficient internal controls (including IT general controls) that encompass the Company as a whole with respect to entity and transaction level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting.

During the fiscal year ended December 31, 2025, management identified and began implementing corrective actions to remediate these material weaknesses. These actions include implementing enhanced IT system access controls and data backup procedures, hiring additional accounting personnel to improve segregation of duties, engaging third‑party valuation and technical accounting experts, and initiating the implementation of an enterprise resource planning system designed to automate user roles, permissions, and approval workflows. Management intends to continue these remediation efforts during fiscal year 2026; however, these initiatives may not fully remediate all material weaknesses in our internal control over financial reporting.

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

The market price and trading volume of our Common Stock has been volatile and may continue to be volatile due to numerous circumstances beyond our control, and stockholders could lose all or part of their investment.

The market price and trading volume of our Common Stock has been and may continue to be highly volatile. Our stock price and trading volume could be subject to wide fluctuations in response to a variety of factors, including, without limitation:

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

We have a substantial number of convertible securities outstanding and the exercise of our outstanding warrants could have a dilutive effect on our Common Stock.

We have a substantial number of convertible securities outstanding, including warrants exercisable for shares of our Common Stock. The issuance of shares upon the exercise of these warrants would result in dilution to our existing stockholders and could adversely affect the market price of our Common Stock. The trading price of our Common Stock fluctuates and may not be sufficient to induce warrant holders to exercise their warrants. If the warrants are “out of the money,” meaning the exercise price exceeds the market price of our Common Stock, warrant holders are unlikely to exercise their warrants

Our charter documents, Delaware law, and our commercial contracts may contain provisions that may discourage an acquisition of us by others and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our charter documents, as well as provisions of the Delaware General Corporation Law (“DGCL”), could have an impact on the trading price of our Common Stock by making it more difficult for a third party to acquire us at a price favorable to our stockholders. For example, our charter documents include provisions prohibiting the use of cumulative voting for the election of directors; authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued by our board of directors without stockholder approval to defend against a takeover attempt; and establishing advance notice requirements for nominations for election to our Board or for proposing matters that can be acted upon at stockholder meetings.

In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our Board or current management. We are subject to Section 203 of the DGCL, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder, unless such transactions are approved by our Board. This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders, which could also affect the price that some investors are willing to pay for our Common Stock.

Finally, commercial contracts that we enter into with our vendors and customers in the course of our business operations may contain provisions with respect to changes in control that could provide for termination rights or otherwise have a negative impact on our business or results of operations if a stockholder were to acquire a significant percentage of our outstanding stock.

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

While the Company has obtained issued patents, we cannot assure you that any patents that will issue, that may issue or that may be licensed to us will be enforceable or valid or will not expire prior to the commercialization of our product candidates, thus allowing others to more effectively compete with us. Therefore, any patents that we own may not adequately protect our product candidates or our future products.

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

Engage Third Parties on Risk Management

Our Audit Committee has been designated with oversight responsibility for cybersecurity risks and our Chief Financial Officer is responsible for managing our efforts in this area. Neither the Chief Financial Officer nor any member of the Audit Committee has relevant expertise in cybersecurity. Recognizing the complexity and evolving nature of cybersecurity threats, the Company has retained a third-party technical expert to support its information technology systems including addressing cybersecurity risks. This relationship enables us to leverage specialized knowledge and insights, to ensure our cybersecurity strategies and processes are aligned with industry best practices.

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

In addition to scheduled meetings, the Audit Committee and the Chief Financial Officer maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive updates on any significant developments in the cybersecurity domain, ensuring the Board’s oversight is proactive and responsive. This involvement ensures that cybersecurity considerations are integrated into the Company’s broader strategic objectives and helps in identify areas for improvement, ensuring the alignment of cybersecurity efforts with the overall risk management framework.

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

Item 3. Legal Proceedings

We are not presently a party to any material litigation. From time to time, we may however, become involved in litigation matters arising in the ordinary course of our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is listed on the Nasdaq Capital Market under the symbol “GCTK.”

Holders

As of March 30, 2026, there were 318 holders of record of our Common Stock. A substantially greater number of holders are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

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

None.

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

Unless otherwise noted, all information in this Item 7 regarding share amounts of our Common Stock and prices per share of our Common Stock has been adjusted to reflect the application of the one-for-five reverse stock split of our Common Stock that we effected on May 27, 2024, the one-for-twenty reverse stock split of our Common Stock that we effected on February 3, 2025, and the one-for-sixty reverse stock split of our Common Stock that we effected on June 13, 2025, as further described below, on a retroactive basis.

Overview

The Company was incorporated on May 18, 2010 under the laws of the State of Delaware. We are a medical device company focused on the development of an implantable continuous blood glucose monitor (“CBGM”) for persons with Type 1 diabetes and Type 2 diabetes using insulin or at risk for hypoglycemia (the “Glucotrack CBGM”).

The Company was founded with a mission to develop Glucotrack®, a non-invasive glucose monitoring device designed to help people with diabetes and pre-diabetics obtain glucose level readings without the pain, inconvenience, cost and difficulty of conventional (invasive) spot finger stick devices. The first generation Glucotrack, which successfully received CE Mark approval, obtained glucose measurements via a small sensor clipped onto one’s earlobe. A limited release beta test in Europe and the Middle East demonstrated the need for an updated product with improved accuracy and human factors. As the glucose monitoring landscape has since rapidly moved away from point-in-time measurement to continuous measurement, the Company determined in 2023 that it would focus its efforts on developing the Glucotrack CBGM. As such, the Company withdrew the CE Mark for Glucotrack and are no longer pursuing commercialization of this product or development of any further iterations.

On October 7, 2022, the Company acquired certain intellectual property related to the Glucotrack CBGM from Paul V. Goode, the Company’s Chief Executive Officer and intends to develop the technology to address the growing Type 1 and Type 2 diabetes market.

The Company is currently developing the Glucotrack CBGM for use by Type 1 diabetes patients as well as Type 2 diabetes using insulin or at risk for hypoglycemia. Implant longevity is key to the success of such a device. We have continued to evolve our sensor chemistry following our successful in-vitro feasibility study demonstrating that a minimum two-year implant life is highly probable with the current sensor design. Subsequently we announced that a 3-year longevity is feasible leveraging both in-vitro and in-silico test results. We have also completed multiple animal studies with initial prototype systems which demonstrated a simple implant procedure with good safety and functionality. The results of both were presented in poster form at the 2024 American Diabetes Association annual conference. We believe our technology, if successful, has the potential to be more accurate, more convenient and have a longer duration than other implantable glucose monitors that are either in the market or currently under development.

Further to the above progress on the Glucotrack CBGM, we have also successfully demonstrated continuous glucose sensing in the epidural space. This latter approach is of importance for patients with diabetes already contemplating spinal cord stimulation therapy for their condition. The Company believes this approach may enable integrated chronic disease management with one system that provides dual benefits of pain relief and glucose monitoring.

The Company completed a first in human study in 2025. This study was an acute study intended to demonstrate device performance and safety, as well as safety of the implant and removal procedures. The study used the planned commercial version of the implantable sensor connected to an externalized prototype electronics device. Patients were monitored in hospital for 4 days. Results of the study were positive, meeting the endpoints of no serious safety events while demonstrating similar performance and accuracy as observed in longer-term animal studies. Initial results were presented in poster form at the 2025 Advanced Technologies & Treatments for Diabetes annual meeting and final results were presented in poster form at the 2025 American Diabetes Association annual conference.

The Company initiated a long-term, multicenter feasibility study in Australia to evaluate the CBGM product performance and safety. The first phase of the clinical study provided early product learnings about how the complexity of certain health conditions may impact study eligibility as well as identified certain product improvements. Following a reassessment of the study in light of planned product updates and anticipated protocol modifications, the Company determined that continuation of the study in its current form was no longer practical and elected to close the study.

Consequently, the Company is expediting discussions with the U.S. Food and Drug Administration (FDA) regarding our planned United States (“U.S.”) clinical trial program that we expect to launch in the 2nd half of 2026, subject to FDA approval of our Investigational Device Exemption (“IDE”) submission expected to be filed in the second quarter of 2026.

The Company initially obtained ISO13485 certification in 2024 and successfully passed the 2025 annual audit, both efforts without any major nonconformities. ISO 13485 is an internationally agreed-upon standard of quality system requirements for the design, production, distribution, and sale of medical devices. Certification of compliance to the standard is recognized and accepted by the FDA, the European Medicines Agency (EMA), and many other regulatory authorities worldwide.

Recent Developments

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

On December 31, 2024, Nasdaq notified us that for at least the last 30 consecutive business days, the bid price for our Common Stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to the Bid Price Rule. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had a compliance period of 180 calendar days, or until June 30, 2025, to regain compliance with the Bid Price Rule. On February 3, 2025, the Company implemented a reverse stock split at a ratio of 1-for-20 to regain compliance with the Bid Price Rule. On April 2, 2025, we received a letter from Nasdaq notifying us that as a result of non-compliance with the Bid Price Rule, Nasdaq Staff had determined to delist our securities. We timely submitted a hearing request to the hearings panel on April 9, 2025, and paid the fee, which resulted in a stay of any suspension or delisting action pending the hearing. The hearing took place on May 13, 2025, and on June 2, 2025, we received the decision of the panel granting us an extension until July 3, 2025, to regain compliance with the Bid Price Rule. On June 13, 2025, the Company implemented a reverse stock split at a ratio of 1-for-60 to regain compliance with the Bid Price Rule.

On July 18, 2025, we received notice from Nasdaq that we had regained compliance with the Bid Price Rule. The Panel retained jurisdiction over the Company through September 29, 2025. On November 5, 2025, the Company was notified by Nasdaq Staff that the Company was in compliance with all Nasdaq Listing Rules.

There can be no assurance that we will be able to continue to maintain compliance with Nasdaq’s continued listing requirements, the Bid Price Rule, or other Nasdaq listing requirements. See “Risk Factors — Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our Common Stock.”

Reverse Stock Splits

2024 Reverse Stock Split

We filed with the Delaware Secretary of State a Certificate of Amendment to our Certificate of Incorporation which became effective at 4:30 p.m. on May 17, 2024, to implement a reverse stock split at a ratio of 1-for-5 (the “2024 Reverse Stock Split”) of the shares of our Common Stock. The 2024 Reverse Stock Split was approved by our stockholders at the 2024 annual meeting of the stockholders on April 26, 2024.

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

Financing Activity

All information below is stated in thousands of US dollars (except share data).

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

On March 21, 2025, we sold 206,300 shares of Common Stock at an average offering price of $18.24 per share pursuant to the Sales Agreement, for net proceeds of $3,593, after deducting fees owed to the Agent from such sale.

During the three months ended June 30, 2025, we sold 414,784 shares of Common Stock at an average offering price of $10.74 per share pursuant to the Sales Agreement for net proceeds of $4,320, after deducting fees owed to the Agent from such sale. As of September 30, 2025, there was no remaining capacity available under the ATM Program.

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

Private Placement December 2025

On December 29, 2025, we entered into a Securities Purchase Agreement with Armistice Capital Master Fund Ltd. for a private placement of securities (the “Private Placement”). The closing of the Private Placement occurred on December 31, 2025 (the “Closing”). At the Closing, we issued (i) 1,033,591 pre-funded warrants to purchase 1,033,591 shares of Common Stock (the “Pre-Funded Warrants”), and (ii) 2,067,182 warrants to purchase shares of Common Stock (the “Common Warrants”). Each Pre-Funded Warrant was sold with two Common Warrants at a combined purchase price of $3.869, which is equal to the Nasdaq Official Closing Price (as reflected on Nasdaq.com) of the Common Stock on December 29, 2025, minus the exercise price of the Pre-Funded Warrant of $0.001 per share.

In connection with the Private Placement, on December 29, 2025, we entered into a Placement Agency Agreement with Curvature Securities, LLC (the “Placement Agent”). As part of its compensation for acting as Placement Agent for the Private Placement, we paid the Placement Agent a cash fee of 7.0% of the aggregate gross proceeds and issued to the Placement Agent warrants to purchase 124,030 shares of Common Stock at an exercise price of $4.257 per share, which are exercisable at any time on or after the date that is one hundred eighty (180) days from the date of the commencement of sales in connection with the Private Placement, and expire on the five year anniversary of the commencement date (the “Placement Agent Warrants”).

We received aggregate net proceeds from the Private Placement of approximately $3,544, after deducting estimated placement agent commissions and expenses in connection with the Private Placement, which were payable by us.

Promissory Note

On September 12, 2025, we entered into a Note Purchase Agreement, with an investor, pursuant to which we issued a Promissory Note to the investor in the principal amount of $3,600 for a purchase price of $3,000.

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

Warrant Repurchase

During the fiscal year ended December 31, 2025, we repurchased 51,529 of its Series A Warrants from existing warrant holders for $166. The fair value of the Series A Warrants on the date of exercise was $67, resulting in a loss on repurchase of $99.

Financial Overview

Operating Expenses

Research and Development

Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, travel expenses, clinical trials and other expenses. We expect research and development expenses to increase in 2026 and beyond, primarily due to expanding clinical trial activities, hiring additional personnel, as well the development of Glucotrack CBGM; however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs, including the FDA registration process, specific requirements from customers, development of new Glucotrack CBGM models and other product candidates.

General and Administrative

General and administrative expenses consist primarily of professional services, salaries, travel expenses and other related expenses for executive, finance and administrative personnel, including stock-based compensation expenses. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal, accounting, media, and public and investor relation services.

Other (Income) Expense

Other income expense, consist primarily of the change in fair value of derivatives liabilities, loss on the issuance of equity, loss on settlement of debt to equity and finance income.

Results of Operations – Comparison of the Years Ended December 31, 2025 and 2024

All information below is stated in thousands of US dollars.

The following discussion of our operating results explains material changes in our results of operations for the years ended December 31, 2025 and December 31, 2024. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report.

Research and Development Expense

Research and development expenses were $9,813 for the year ended December 31, 2025, as compared to $9,499 for the prior-year period. The increase of $314 was primarily attributable to increased expenses related to product design, development and manufacturing activities and pre-clinical animal studies.

General and Administrative Expense

General and administrative expenses were $6,277 for the year ended December 31, 2025, as compared to $5,048 for the prior-year period. The increase of $1,229 is primarily attributable to increased professional fees, personnel costs and placement agent fees.

Share-based compensation expense included in research and development and selling, general and administrative expense, for the fiscal years ended December 31, 2025 and 2024, was comprised as follows:

	December 31, 2025	December 31, 2024

Research and development	124	307
General and administrative	87	364
	211	671

The decrease in share-based compensation expense is primarily attributable to a reduction in the fair value of shares issued for Board compensation and shares issued under IP agreements.

Other (Income) Expense, net

Other expense was $3,298 for the year ended December 31, 2025, as compared to other income $8,050 for the prior-year period. The decrease in other expense is primarily attributed to reductions in recognized losses on the settlement of debt and reduced losses from the issuance of equity. These reductions were offset by the current year fair value change in derivative liabilities.

Net Loss

Net loss was $19,388 for the year ended December 31, 2025, as compared to a net loss of $22,579 for the prior-year period. The decrease in net loss is attributable primarily to the reduction in other expense discussed above.

Liquidity and Going Concern

As of December 31, 2025, we had $7,383 in cash and cash equivalents compared with $5,627 in cash, cash equivalents and restricted cash as of December 31, 2024. The net increase in cash and cash equivalents was attributable to the $17,043 of net proceeds received from financing activities offset by cash used in operating and investing activities of $15,336.

We have a history of recurring losses, and as of December 31, 2025, we have an accumulated deficit of $151,838. During the fiscal year ended December 31, 2025, we recorded a net loss of $19,388. Our primary requirements for liquidity have been to fund product and clinical development activities and to satisfy our general corporate and working capital needs.

Based on our operating plans, we do not expect that our current cash and cash equivalents as of December 31, 2025, will be sufficient to fund our operating cash flow needs for at least the next twelve months, assuming our programs advance as currently contemplated. Based upon this review and our current financial condition, we have concluded that substantial doubt exists as to our ability to continue as a going concern. We have raised and believe we will continue to be able to raise additional capital through debt financings, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. However, there can be no assurances that such financing will be available or will be at terms acceptable to us, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our clinical trials or other operations. If any of these events occur, our ability to achieve our operational goals would be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on commercially acceptable terms favorable to us, or at all.

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

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 2 to the Consolidated Financial Statements, included elsewhere in this report, and is incorporated by reference.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-25 comprising a portion of this Annual Report on Form 10-K, which are incorporated by reference under this Item.

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

The Company has identified material weaknesses in its internal control over financial reporting. As defined in Regulation 12b-2 under the Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected on a timely basis. During the fiscal year ended December 31, 2025, the Company identified material weaknesses in its internal controls in the following areas: general IT controls; lack of sufficient accounting personnel and inadequate segregation of duties consistent with control objectives.

Management’s Remediation Measures

During the fiscal year ended December 31, 2025, management has identified corrective actions to remediate such material weaknesses, which includes the implementation of proper IT system access controls and the proper backup of the Company’s IT architecture. Additionally, the Company has hired accounting personnel to improve segregation of duties over financial reporting, engaged third-party experts for valuation and technical accounting services, and initiated the implementation of Oracle NetSuite as its enterprise resource planning (ERP) system. The implementation of Oracle NetSuite is designed to automate user roles, permissions, and approval workflows, thereby strengthening internal controls over financial reporting. Management intends to continue the implementation of procedures to remediate such material weaknesses during the fiscal year 2026; however, the implementation of these initiatives may not fully address any material weaknesses that we may have in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

Except for the material weaknesses and the remediation efforts described above, no other change in our internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

(a)	None.

(b)	None of our directors or officers, as defined in Rule 16a-1(f) under the Exchange Act adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case as defined in Item 408 of Regulation S-K) during the fiscal quarter ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information Regarding Directors and Executive Officers

The following table sets forth information regarding our executive officers and non-employee directors.

Name	Age	Position
Paul V. Goode	58	Chief Executive Officer, President, and Director
Peter C. Wulff	66	Chief Financial Officer
Luis Malave	64	Director
Erin Carter	56	Director
Andrew K. Balo	78	Director
Victoria Carr-Brendel	61	Director

Paul V. Goode, PhD – Chief Executive Officer, President and Director

Dr. Goode has served as the Company’s Chief Executive Officer since November 2021 and has served on our Board since 2024. He most recently served as Vice President of Product Development at Orchestra Biomed where he oversaw development of its implantable cardiac stimulator system for hypertension. Prior to Orchestra, from 2010 until July 2019 Dr. Goode served in several executive roles at EndoStim, including Senior Vice President of R&D, Chief Technology Officer, and Interim Chief Executive Officer. Dr. Goode currently serves as a Senior Advisor and Board Member of EndoStim. From 2006 through 2010 he served as Vice President of Research and Development at Metacure and from 2004 through 2006 Dr. Goode served as Director of Engineering at Impulse Dynamics. Prior to that, Dr. Goode was employed as Director of Engineering at DexCom and as Senior Engineer at MiniMed. Dr. Goode received his BS, MS and PhD degrees from North Carolina State University. Dr. Goode’s extensive experience in the medical device space qualifies him to serve on our Board of Directors.

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

Erin Carter – Director

Ms. Carter has served as a director of the Company since August 25, 2023, and is the Chair of its Audit Committee. Ms. Carter brings 30 years of executive level finance experience in the medical device industry. Ms. Carter (since November 2025) currently serves as the SVP of Corporate Development and Strategic Finance for Masimo Corporation. At Masimo, she leads the company’s inorganic growth strategy through mergers and acquisitions, strategic partnerships, and post-merger integrations. She also provides strategic financial leadership across major initiatives, including long-range planning. From 2023 to 2025, she served as the Chief Financial Officer for the Mayo Collaborative Services, at the Mayo Clinic. Mayo Collaborative Services facilitates access to the Mayo Clinic diagnostic expertise and services with revenues exceeding $1B. From 2012 until March of 2023, she held various senior roles with Medtronic, most recently serving as Chief Financial Officer and Vice President of Finance for their $9B Neuroscience division. In addition, during her tenure at Medtronic she grew the Gastrointestinal Solutions division from early tech start-up acquisition of $36M to revenue of $450M in 5 years through organic growth and multiple acquisitions. Prior to Medtronic, Ms. Carter served as Director of Finance at Boston Scientific and as VP of Accounting and Reporting at UnitedHealth Group. Prior to that, she served as Assistant Controller for Arterial Vascular Engineering, where she was instrumental in guiding the rapid growth of the company from 200 employees to over 4,000 in under five years. During this time, she managed the integration of two acquisitions and subsequently that company’s sale to Medtronic. Ms. Carter holds a B.S. in Business Administration from California Polytech State University and is a Certified Public Accountant (inactive) in the State of California. Ms. Carter’s extensive executive finance experience, including leadership roles in the medical device space, makes her qualified to serve on our Board of Directors.

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

Victoria Carr-Brendel – Director

Dr. Carr-Brendel has served as a member of the board of directors of Vicarious Surgical Inc. (NYSE: RBOT) since January 2023 and is a member of both the audit and compensation committee. Dr. Carr-Brendel served as Group Vice Present of Cochlear Implants at Sonova Group from December 2018 to July 2024, where she doubled the revenue of the division in 5 years and took on meaningful market share gain with international expansion and product launches. Prior to that, she served as Chief Executive Officer of JenaValve Technology, Inc., a medical device company focused on developing minimally invasive transcatheter aortic valve repair systems to treat patients suffering from severe aortic valve disease. From 2004 through 2015, Dr. Carr-Brendel held various roles at Boston Scientific, with her last position overseeing the acquisition of Bayer’s interventional radiology division in 2014. She started her career as a scientist in R&D at Baxter Healthcare, focused on the artificial pancreas, and spent 4 years at Dexcom developing the G1 and G2 sensors. She has amassed over forty patents and took on increasingly larger business and management roles. She holds a B.A. in biology from Monmouth College, an M.S. in microbiology from Iowa State University, and a Ph.D. in microbiology and immunology from the University of Illinois at Chicago. Dr. Carr-Brendel’s qualifications to serve on our Board include over thirty years of medical device development leadership and proven expertise in R&D oversight, continuous glucose sensor development, new product development, business development, commercial execution, and intellectual property portfolio management.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities.

Based solely upon a review of those reports and written representations provided to us by all of our directors and executive officers, we believe that during the year ended December 31, 2025, our directors, executive officers and greater than 10% stockholders did not report the following transactions on a timely basis: a Form 3 filing for Luis Malave that was due on June 22, 2021, which was filed on March 28, 2025; a Form 3 filing for Andrew Balo that was due on June 24, 2024, which was filed on March 28, 2025; a Form 3 filing for the John A. Ballantyne Revocable Trust 08/01/2017 (the “Ballantyne Trust”) that was due on August 9, 2024, which was filed on March 28, 2025; Forms 4 for Allen Danzig reporting the acquisition of Common Stock on each of October 4, 2022 and April 8, 2024, both of which were not filed (both of the aforementioned acquisitions by Allen Danzig were subsequently reported on a Form 4 filed on March 28, 2025); Forms 4 for Robert Fischell reporting the acquisition of Common Stock on each of August 24, 2021 and April 8, 2024, each of which were not filed (both of the aforementioned acquisitions by Robert Fischell were subsequently reported on a Form 4 filed on March 28, 2025); a Form 4 for Paul Goode disclosing an option grant that was made on June 14, 2024, was not filed; a Form 4 for Paul Goode disclosing the purchase of a warrant on July 1, 2024, was not filed; a Form 4 for Paul Goode reporting the purchase of a convertible promissory note on July 18, 2024, was not filed; a Form 4 for Paul Goode reporting the conversion of a promissory note on November 14, 2024, was not filed; a Form 4 for Paul Goode reporting the acquisition of Series A Common Warrants and Series B Common Warrants on November 14, 2024, was not filed; a Form 4 for Paul Goode reporting the acquisition of Common Stock pursuant to the IP Purchase Agreement, was not filed (each of the aforementioned transactions by Paul Goode were subsequently reported on a Form 4 filed on March 28, 2025); Forms 4 for Erin Carter reporting the acquisition of Common Stock on each of December 31, 2023 and April 8, 2024, both of which were not filed; a Form 4 for Erin Carter reporting the purchase of a convertible promissory note on July 18, 2024, was not filed; a Form 4 for Erin Carter reporting the conversion of a promissory note on November 14, 2024, was not filed; a Form 4 for Erin Carter reporting the acquisition of Series A Common Warrants and Series B Common Warrants on November 14, 2024, was not filed (each of the aforementioned transactions by Erin Carter were subsequently reported on a Form 4 filed on March 28, 2025); a Form 4 for John Ballantyne reporting the purchase of three warrants on July 30, 2024, was not filed; a Form 4 for John Ballantyne reporting the conversion of a promissory note on November 14, 2024, was not filed; a Form 4 for John Ballantyne reporting the acquisition of Series A Common Warrants and Series B Common Warrants on November 14, 2024, was not filed; (each of the aforementioned transactions by John Ballantyne were subsequently reported on a Form 4 filed on March 31, 2025); a Form 4 for the Ballantyne Trust reporting the purchase of three warrants on July 30, 2024, was not filed; a Form 4 for the Ballantyne Trust reporting the conversion of a promissory note on November 14, 2024, was not filed; a Form 4 for the Ballantyne Trust reporting the acquisition of Series A Common Warrants and Series B Common Warrants on November 14, 2024, was not filed (each of the aforementioned transactions by the Ballantyne Trust were subsequently reported on a Form 4 filed on March 31, 2025); Forms 4 for Luis Malave reporting the acquisition of Common Stock on each of September 30, 2021, December 31, 2021, March 31, 2022, June 30, 2022, October 4, 2022, January 9, 2023, April 20, 2023, December 31, 2023 and April 8, 2024, each of which were not filed; a Form 4 for Luis Malave reporting the purchase of a convertible promissory note on July 18, 2024, was not filed; a Form 4 for Luis Malave reporting the conversion of a promissory note on November 14, 2024, was not filed; and a Form 4 for Luis Malave reporting the acquisition of Series A Common Warrants and Series B Common Warrants on November 14, 2024, was not filed; (each of the aforementioned transactions by Luis Malave were subsequently reported on a Form 4 filed on March 31, 2025); a Form 4 for Paul Goode reporting the acquisition of Common Stock pursuant to the IP Purchase Agreement that was due on March 27, 2025, which was filed on October 7, 2025; Forms 4 for Erin Carter reporting the acquisition of Common Stock on each of March 25, 2025 and July 11, 2025, both of which were not filed (each of the aforementioned transactions by Erin Carter were subsequently reported on a Form 4 filed on October 7, 2025); Forms 4 for Luis Malave reporting the acquisition of Common Stock on each of March 25, 2025 and July 11, 2025, both of which were not filed (each of the aforementioned transactions by Luis Malave were subsequently reported on a Form 4 filed on October 7, 2025); Forms 4 for Andrew Balo reporting the acquisition of Common Stock on each of March 25, 2025 and July 11, 2025, both of which were not filed (each of the aforementioned transactions by Andrew Balo were subsequently reported on a Form 4 filed on October 7, 2025); and a Form 3 for Victoria Carr-Brendel that was due on June 2, 2025, which was filed on October 7, 2025.

Code of Ethics and Business Conduct

In accordance with the information required by this Item 10 relating to the code of ethics required by Item 406 of Regulation S-K, the Company has a Code of Ethics and Business Ethics (the “Code of Ethics”), which applies to its directors, officers, and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (collectively, the “Covered Persons” and each a “Covered Person”). The full text of the Code of Ethics is available on the “Investors” section of our website, which is located at www.glucotrack.com. We will provide to any person without charge, upon request, a copy of the Code. Such requests should be made in writing to the following address: c/o Glucotrack, Inc., 301 Route 17 North, Ste. 800, Rutherford, New Jersey 07070. The Company intends to satisfy the SEC’s requirements regarding amendments to, or waivers from, the Code of Ethics by posting such information on its website or by filing a Current Report on Form 8-K to disclose such information.

Procedures for Stockholders to Recommend Director Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to our Board.

Audit Committee Information

The Company’s Board has a standing Audit Committee. Our Audit Committee is chaired by Erin Carter and its other members are Luis Malave, and Victoria Carr-Brendel . Our Board has determined that each of these directors is “independent” as defined by the rules of the SEC and the Nasdaq Listing Rules. The Board has determined that Ms. Carter is an “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K.

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

We are currently considered a “smaller reporting company” within the meaning of the Securities Act for purposes of the SEC’s executive compensation disclosure rules. Accordingly, we are required to provide a Summary Compensation Table, as well as limited narrative disclosures regarding executive compensation for our last two completed fiscal years and an Outstanding Equity Awards at Fiscal Year End Table for our last completed fiscal year. These reporting obligations extend only to “named executive officers.” Individuals we refer to as our “named executive officers” include (i) all individuals serving as our Chief Executive Officer during the fiscal year ended December 31, 2025 and (ii) our two most highly compensated executive officers, as defined in Exchange Act Rule 3b-7, other than our Chief Executive Officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2025, whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2025.

This section discusses material components of the executive compensation programs for the Company’s “named executive officers” who are named in the “Summary Compensation Table” below. In 2025, the Company’s “named executive officers” were Paul V. Goode, the Company’s Chief Executive Officer and Peter C. Wulff, the Company’s Chief Financial Officer. Mr. Wulff was appointed Chief Financial Officer of the Company in January 2025. In 2024, the Company’s “named executive officer” was Paul V. Goode, the Company’s Chief Executive Officer. No other executive officer of the Company received total compensation during the fiscal year ended December 31, 2025 and 2024 in excess of $100,000, and thus disclosure is not required for any other person.

Summary Compensation Table

The following table sets forth total compensation paid to our named executive officers for the years ended December 31, 2025, and 2024.

Name and Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)		Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul V Goode	2025	350,000	44,100	—	—	—		—	—	394,100
Chief Executive Officer	2024	350,000	—	—	2,096	—		—	—	352,096
Peter C. Wulff	2025	300,000	—	—	—	200,000	(4)	—	—	500,000
Chief Financial Officer(5)

(1)	Amounts reflect salary earned during the respective fiscal years.

(2)	Represents bonus paid to Mr. Goode during fiscal 2025 for milestones met in fiscal 2024.

(3)	Amounts for the years ended December 31, 2024 reflect the grant date fair value for financial statement reporting purposes with respect to stock options granted during the respective fiscal year, calculated in accordance with authoritative guidance.

(4)	Represents compensation paid to Mr. Wulff in fiscal 2025 for financing milestones met in the current year, pursuant to Mr. Wulff’s employment agreement.

(5)	Executive compensation information for the fiscal year ended December 31, 2024 is not provided, as the individual was not a named executive officer for that period.

Narrative to the Summary Compensation Table

Annual Base Salary

We pay our named executive officers a base salary to compensate them for services rendered to our Company. The base salary payable to our named executive officers is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

Annual Bonus

For 2025, our named executive officers earned a cash bonus under the Company’s annual bonus program based upon achievement of both corporate and individual goals determined by the Board based on a target percentage of annual base salary and certain milestones.

Equity Compensation

We have granted stock options to our employees, including our named executive officers, in order to attract and retain them, as well as to align their interests with the interests of our shareholders. In order to provide a long-term incentive, stock options typically vest over three years subject to continued service.

Executive Compensation Arrangements

Employment Agreements

Set forth below is a summary of the material terms of the employment agreements of our current named executive officers.

Paul V. Goode

On October 19, 2021, Paul V. Goode was appointed as President and Chief Operating Officer of the Company, effective November 1, 2021 (the “Goode Effective Date”) and currently serves as the Chief Executive Officer. In connection with his appointment as Chief Executive Officer, the Company entered into an employment agreement with Dr. Goode (the “Goode Employment Agreement”), on October 19, 2021.

In this role, Dr. Goode leads the Company’s operations, overseeing strategy, design, manufacturing, business and product development and helps to build the U.S. infrastructure in preparation for the U.S. clinical trials of the Company. He devotes such time as necessary to perform his duties but is able to pursue other professional opportunities at the same time. His current annual base salary is $350,000 per year (the “Base Salary”), and he is entitled to a cash bonus of up to 20% of his Base Salary as determined by the Company’s Compensation Committee. Pursuant to the Goode Employment Agreement, Dr. Goode was granted options to purchase up to one-and-a-half percent (1.5%) of the fully diluted Common Stock as of the Goode Effective Date, with a per share exercise price equal to $2,940.00 per share, which vests in equal monthly installments over a three-year period following the Goode Effective Date.

Upon termination of employment for any reason, Dr. Goode is entitled to: (A) all Base Salary earned through the date of termination, (B) any Annual Bonuses (as defined in the Goode Employment Agreement), pro-rated, to be paid in accordance with the terms of the Goode Employment Agreement; (C) all accrued but unused vacation time; and (D) reimbursement of all reasonable expenses.

The bonus and equity incentives are subject to clawback rights if there is a misstatement of financials which changes any metrics upon which a bonus or incentives are based and the clawback will be pro rata based upon the changes in the financials with respect to the effect on any underlying metrics.

Peter C. Wulff

In connection with his appointment as Chief Financial Officer, the Company entered into an employment agreement with Mr. Wulff (the “Employment Agreement”), on January 29, 2025. The Employment Agreement provides for at-will employment that may be terminated by the Company with or without cause or in the event of the executive’s disability, and by the executive with or without good reason, or in the event of the executive’s death.

The Employment Agreement provides for a base salary of $300,000 per annum for 2025, and for fiscal year 2026 and thereafter, a base salary of $450,000 per annum (the “Base Salary”). Mr. Wulff is eligible for bonus payments during the 2025 fiscal year, contingent upon the Company meeting specific financing milestones. These include: (i) a bonus of $75,000 upon the successful closing of one or more transactions totaling $6 million, (ii) an additional $125,000 upon the closing of one or more transactions with a cumulative value of $12 million, and (iii) an additional $62,500 upon the closing of one or more transactions with a cumulative value of $18 million, each payable at the end of the month of achievement or as soon as administratively practical thereafter. Pursuant to the Employment Agreement, during the 2026 fiscal year, and fiscal years thereafter, Mr. Wulff is also eligible for an annual performance bonus in cash of up to 15% of the Base Salary, contingent upon the determination that relevant targets, if any, have been met. The Employment Agreement also provides for initial grants under the Company’s 2024 Equity Incentive Plan of options to purchase a number of shares of Company common stock equal to 1.25% of the Company’s outstanding common stock as of the effective date of the Employment Agreement. Provided that Mr. Wulff is still employed on December 31, 2025, and subject to Board approval and the achievement of financial transaction goals by the Company, Mr. Wulff will be eligible for an additional option grant to offset any dilution of the initial grant resulting from dilutive events, the amount and terms of which are to be determined in the discretion of the Board on or before December 31, 2025.

Upon termination of employment for any reason, Mr. Wulff is entitled to: (A) all Base Salary and accrued but unused vacation time earned through the date of termination, if and only if Mr. Wulff is still employed with the Company six months after the Effective Date (as defined in the Employment Agreement), (B) any Annual Bonuses (as defined in the Employment Agreement), pro-rated, to be paid in accordance with the terms of the Employment Agreement; and (C) reimbursement of all reasonable expenses. Subject to Board approval, for fiscal years 2026 and 2027, Mr. Wulff is entitled to receive no less than 6 months of severance benefits, which are in line with market norms for a similarly situated executive at a similar employer.

On March 27, 2026, the Company entered into a Separation Agreement and Release (the “Separation Agreement”) with Peter C. Wulff. Mr. Wulff tendered his resignation on March 27, 2026, and his employment with the Company will end effective March 31, 2026.

Pursuant to the Separation Agreement, Mr. Wulff is entitled to receive severance payments in an aggregate amount of $112,500, representing three months of his base salary, payable in two equal installments on April 15, 2026 and April 30, 2026, subject to his continued compliance with the terms of the Separation Agreement. Mr. Wulff is also required to assist with the orderly transition of his duties during the severance period.

In connection with the Separation Agreement, Mr. Wulff agreed to a broad release of claims against the Company and its affiliates, subject to customary exceptions, and waived any rights to outstanding equity awards, including both vested and unvested stock options previously granted to him. The Separation Agreement also provides that Mr. Wulff is not eligible for a 2026 annual bonus.

The Separation Agreement includes customary confidentiality, non-disparagement, non-solicitation, cooperation, and return-of-property provisions.

Outstanding Equity Awards as of December 31, 2025

The following table sets forth for the Company’s named executive officer certain information regarding unexercised options as of December 31, 2025:

	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise	Option Expiration
Name	(#) Exercisable	(#) Unexercisable	Price	Date
Paul V. Goode	55	28	$2,940.00	6/14/2034

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

The following table sets forth compensation earned in the fiscal year ended December 31, 2025 by each of our non-employee directors:

Name		Fees Earned in Cash	Stock Awards ($)(1)	Options Awards ($)(2)	All Other Compensation ($)	Total
Luis Malave	(3)	$87,000	$18,000	$29,000	$—	$134,000
Erin Carter	(4)	$70,000	$15,000	$29,000	$—	$114,000
Andrew Balo	(5)	$35,000	$50,000	$29,000	$—	$149,000
Victoria Carr-Brendel	(6)	$42,583	$3,250	$29,000	$—	$74,833
Allen Danzig	(7)	$—	$—	$—	$—	$—
Dr. Robert Fischell	(7)	$—	$—	$—	$—	$—
John Ballantyne	(7)	$—	$—	$—	$—	$—

(1)	Amounts for the year ended December 31, 2025 reflect the fair value of restricted shares issued as compensation for Board service, calculated in accordance with ASC Topic 718.

(2)	Amounts for the year ended December 31, 2025 reflect the grant date fair value for financial statement reporting purposes with respect to stock options granted during the fiscal year, calculated in accordance with ASC Topic 718.

(3)	Mr. Malave received equity compensation for his service as a member of the Board of Directors, consisting of (i) 1,200 shares of Common Stock earned on July 11, 2025, with an aggregate grant-date fair value of $9,000, and 463 shares of Common Stock earned on October 3, 2025, with an aggregate grant-date fair value of $9,000 (collectively, $18,000), and (ii) 4,055 stock options granted on October 3, 2025, with a grant-date fair value of $29,000. As of December 31, 2025, Mr. Malave held 4,058 shares of Common Stock and 4,055 stock options granted as compensation for his Board service.

(4)	Ms. Carter received equity compensation for her service as a member of the Board of Directors, consisting of (i) 1,000 shares of Common Stock earned on July 11, 2025, with an aggregate grant-date fair value of $7,500, and 386 shares of Common Stock earned on October 3, 2025, with an aggregate grant-date fair value of $7,500 (collectively, $15,000), and (ii) 4,055 stock options granted on October 3, 2025, with a grant-date fair value of $29,000. As of December 31, 2025, Ms. Carter held 2,148 shares of Common Stock and 4,055 stock options granted as compensation for her Board service.

(5)	Mr. Balo received equity compensation for his service as a member of the Board of Directors, consisting of (i) 3,332 shares of Common Stock earned on July 11, 2025, with an aggregate grant-date fair value of $25,000, and 1,285 shares of Common Stock earned on October 3, 2025, with an aggregate grant-date fair value of $25,000 (collectively, $50,000), and (ii) 4,055 stock options granted on October 3, 2025, with a grant-date fair value of $29,000. As of December 31, 2025, Mr. Balo held 4,692 shares of Common Stock and 4,055 stock options granted as compensation for his Board service.

(6)	Ms. Carr-Brendel received equity compensation for her service as a member of the Board of Directors, consisting of 434 shares of Common Stock earned on October 3, 2025, with an aggregate grant-date fair value of $3,250, and (ii) 4,055 stock options granted on October 3, 2025, with a grant-date fair value of $29,000. As of December 31, 2025, Ms. Carr-Brendel held 167 shares of Common Stock and 4,055 stock options granted as compensation for her Board service.

(7)	Mr. Danzig, Dr. Fischell and Mr. Ballantyne were not nominated for re-election at the 2025 annual meeting, and their respective terms on the Board and any committees of the Board expired on May 22, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Share-Based Compensation Plans

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2025, information regarding awards previously granted and outstanding, and securities authorized for future issuance, under the Company’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Outstanding Options, Warrants, or Rights)
Equity compensation plans approved by shareholders	16,499	$57.75	97,544
Equity compensation plans not approved by shareholders	-	-	-

2024 Equity Incentive Plan

The Company’s shareholders approved the 2024 Equity Incentive Plan (the “2024 Plan”) in April 2024. The 2024 Plan initially provided for a reserve of 2,675,636 shares of Common Stock, which was subsequently reduced to 535,127 shares in connection with the Company’s one-for-five (1:5) reverse stock split, effective May 17, 2025, and such shares were registered on a Form S-8 filed with the SEC in August 2024. The share reserve was subsequently reduced to 26,757 shares in connection with the Company’s one-for-twenty (1:20) reverse stock split, effective February 3, 2025.

In May 2025, the Company’s shareholders approved an amendment (the “Amendment”) to the 2024 Plan that increased the maximum aggregate number of shares that could be issued under the 2024 Plan to 7,500,000 shares. The maximum aggregate number of shares that could be issued under the 2024 Plan was subsequently reduced to 125,000 shares in connection with the Company’s one-for-sixty (1:60) reverse stock split, effective June 13, 2025. The additional 124,555 shares added by the Amendment were registered on a Form S-8 filed with the SEC in September 2025. The 2024 Plan provides for the grant of incentive stock options, nonqualified stock options, and other share-based awards to employees, directors, consultants, and advisors. These awards have contractual terms of up to ten years and are subject to vesting conditions determined by the Compensation Committee of the Board of Directors. As of December 31, 2025, 97,544 shares remained available for issuance under the 2024 Plan.

Summary of Material Terms of the 2024 Equity Incentive Plan

The following is a summary of the material features of the Glucotrack, Inc. 2024 Equity Incentive Plan. This summary is qualified in its entirety by the full text of the 2024 Plan, a copy of which is filed as an exhibit to this Annual Report.

Purpose

The purpose of the 2024 Plan is to provide employees, directors, and consultants with opportunities to acquire the Company’s shares, or to receive monetary payments based on the value of such shares. Equity awards and equity-linked compensatory opportunities are intended to assist in further aligning the interests of directors, employees, and consultants with those of our stockholders.

Eligibility

Persons eligible to participate in the 2024 Plan will be employees, directors, and consultants of the Company and its subsidiaries as selected from time to time by the plan administrator in its discretion, including prospective officers, employees, non-employee directors and consultants. Any awards granted to such a prospect before the individual’s start date may not become vested or exercisable, and no shares may be issued to such individual, before the date the individual first commences performance of services with the Company. As of the date of this Annual Report, approximately 15 individuals are eligible to participate in the 2024 Plan.

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

Share Reserve

Up to 125,000 shares of our Common Stock may be issued under the 2024 Plan. Following stockholder approval of the 2024 Plan, no new awards will be made under the 2010 Plan. As of December 31, 2025, 97,544 shares remained available for issuance under the 2024 Plan.

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

Form S-8

During September 2025, the Company filed with the SEC a registration statement on Form S-8 covering the shares of Common Stock issuable under the 2024 Plan.

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

Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding the beneficial ownership of our common stock as of March 30, 2026, or the Evaluation Date, by: (i) each of our current directors, (ii) each of our named executive officers as set forth in Item 11 of this Annual Report, (iii) all such directors and executive officers as a group and (iv) our five percent or greater stockholders. The table is based upon information supplied by our officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based on 1,944,279 shares outstanding as of the Evaluation Date, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants or settlement of shares issued for services that are either immediately exercisable or exercisable within 60 days of the Evaluation Date. These shares are deemed to be outstanding and beneficially owned by the person holding those securities for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the business address for each listed stockholder is c/o Glucotrack, Inc., 301 Rte. 17 North, Ste. 800, Rutherford, NJ 07070.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Common Stock
Named Executive Officers and Directors
Paul V. Goode	402	(1)	*
Peter C. Wulff	-		*
Luis Malavé	7,438	(2)	*
Erin Carter	5,528	(3)	*
Victoria Carr-Brendel	3,814	(4)	*
Andrew K. Balo	8,072	(5)	*
All of our executive officers and directors as a group (6 individuals)	25,254		1.30%

5% or Greater Stockholders
None

*	Indicates less than one percent of the outstanding shares of the Company’s Common Stock.

(1)	Includes (i) 28 shares of Common Stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, (ii) 35 warrants currently exercisable and (iii) 339 shares of Common Stock held directly by Mr. Goode.

(2)	Includes (i) 3,380 shares of Common Stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and (ii) 4,058 shares of Common Stock held directly by Mr. Malavé.

(3)	Includes (i) 3,380 shares of Common Stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and (ii) 2,148 shares of Common Stock held directly by Ms. Carter.

(4)	Includes (i) 3,380 shares of Common Stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and (ii) 434 shares of Common Stock held directly by Ms. Carr-Brendel.

(5)	Includes (i) 3,380 shares of Common Stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and (ii) 4,692 shares of Common Stock held directly by Mr. Balo.

Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than as listed below, during 2025 and 2024, we were not a participant in any transaction or series of transactions in which the amount involved did exceed or may exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for 2025 and 2024 in which any directors, director nominees, executive officers, greater than 5% beneficial owners and their respective immediate family members (each, a “Related Person”) had or will have a direct or indirect material interest, other than the compensation arrangements (including with respect to equity compensation) described in “Executive Compensation” beginning on page 48 and “Director Compensation” on page 50.

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

In consideration for the sale by Dr. Goode of the Purchased Assets to the Company, the Company paid to Dr. Goode cash in the amount of one dollar and became obligated to issue up to 167 shares of Common Stock based upon specified performance milestones as set forth in the IP Purchase Agreement. In addition, if upon the final issuance of Common Stock under the IP Purchase Agreement, the aggregate 167 shares represent less than 1.5% of the then outstanding Common Stock of the Company, the final issuance will include such number of additional shares so that the total aggregate issuance equals 1.5% of the outstanding shares (the “True-Up Shares”) of Common Stock of the Company. All shares of Common Stock to be issued under the IP Purchase Agreement shall be (i) restricted over a limited period as defined in the IP Purchase Agreement and issued in transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended and (ii) subject to the lockup provisions.

On December 29, 2023, 17 shares of Common Stock were earned under the terms of the IP Purchase Agreement and were issued to Dr. Goode on February 6, 2024. On May 1, 2024, 25 shares of Common Stock were earned under the terms of the IP Purchase Agreement. On March 26, 2025, the Board determined that the third milestone was met and that an additional 42 shares of Common Stock have been earned under the terms of the IP Purchase Agreement.

April Private Placement

On April 22, 2024, the Company entered into a private placement agreement under which the Company issued 3,969 shares of its Common Stock at a price of $126.00 per share for aggregate gross proceeds of $500. The Offering included participation of certain members of the Company’s executive management, Board of Directors and existing shareholders.

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

The June 27 Notes bore simple interest at the rate of three percent (3%) per annum and were due and payable in cash on the earlier of: (a) twelve (12) months from the date of the June 27 Note; or (b) the date the Company raised third-party equity capital in an amount equal to or in excess of $1,000 (the “June 27 Maturity Date”). The Company could prepay the June 27 Notes at any time prior to the June 27 Maturity Date without penalty.

Each June 27 Warrant has an exercise price of $5,490.00 per share. The June 27 Warrants are immediately exercisable and have a five-year term.

July 18 Private Placement

On July 18, 2024, the Company entered into a series of convertible promissory notes with the July 18 Investors, providing for the private placement of unsecured convertible promissory notes in the aggregate principal amount of $360.

The July 18 Notes bore simple interest at the rate of eight percent (8%) per annum and were due and payable in cash on the earlier of: (a) the twelve (12) month anniversary of the July 18 Note, or (b) the date of closing of a Qualified Financing (defined below) (the “July 18 Maturity Date”).

Except with regard to conversion of the July 18 Notes as discussed below, the Company could not prepay the July 18 Notes without the written consent of the holder. If not sooner repaid, all outstanding principal and accrued but unpaid interest on the July 18 Notes (the “Note Balance”), as of the close of business on the day immediately preceding the date of the closing of the next issuance and sale of capital stock of the Company, in a single transaction or series of related transactions, to investors resulting in gross proceeds to the Company of at least $500 (excluding indebtedness converted in such financing) (a “Qualified Financing”), would automatically be converted into that number of shares of equity securities of the Company sold in the Qualified Financing equal to the number of shares calculated by dividing (X) the Note Balance by (Y) an amount equal to the price per share or other unit of equity securities issued in such Qualified Financing, and otherwise on the same terms as the security issued in the Qualified Financing, provided that the conversion price per share shall not be lower than $1,872.00 (the “Floor Price”).

July 30 Private Placement

On July 30, 2024, the Company entered into the July 30 Notes and the July 30 Warrants with the July 30 Holder, providing for the private placement of a secured convertible promissory note in the aggregate principal amount of $4,000. The July 30 Note was not convertible until and Stockholder Approval was obtained, which occurred on September 26, 2024. The July 30 Note bore simple interest at the rate of eight percent (8%) per annum and was due and payable in cash on the July 30 Maturity Date. The July 30 Note was secured by a first-priority security interest on all Company assets.

Except with regard to conversion of the July 30 Note or a Sale Transaction as discussed below, the Company could not prepay the July 30 Notes without the written consent of the July 30 Holder. The July 30 Note (i) was convertible at the discretion of the July 30 Holder at a price equal to the closing price of the Common Stock on the date of conversion and, (ii) if the closing price of the Common Stock exceeds $6,000.00 per share for a period of five (5) consecutive trading days, would automatically convert at a price equal to the five-day (5) VWAP (subject to adjustment for any stock split, stock dividend, reverse stock split, combination or similar transaction). “VWAP” means the daily volume weighted average price of the Common Stock.

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

Each July 30 Warrant becomes exercisable 12 months after its issuance and has term of 10 years. The July 30 Warrants are exercisable for cash only and have no price-based antidilution. The first July 30 Warrant is for 1,778 shares at $2,250.00 per share. The second July 30 Warrant is for 1,270 shares at $3,150.00 per share. The third July 30 Warrant is for 988 shares at $4,050.00 per share.

Concurrent Private Offering

In the Concurrent Private Offering, the July 30 Holder, which is an existing investor controlled by a director of the Company, converted the July 30 Note Debt, equaling approximately $4,093 of debt, which represented the then outstanding principal and accrued interest under the July 30 Note. The July 30 Note Debt was converted to Common Stock and Common Warrants on substantially the same terms as the November 2024 Offering, resulting in the issuance of 2,201 shares of Common Stock, 2,201 accompanying Series A Common Warrants, and 2,201 accompanying Series B Common Warrants, based on a conversion price of $1,860.00 per share, which is equal to the consolidated closing bid price of the Common Stock on the Nasdaq Capital Market on November 12, 2024.

July 18 Note Conversion

In addition, concurrently with the November 2024 Offering, the Company converted on substantially the same terms as the November Offering, the three outstanding July 18 Notes, with an aggregate outstanding principal and accrued interest in the amount of $304. As previously disclosed in the Form 8-K filed by the Company with the SEC on July 22, 2024, that disclosed the entry into the July 18 Notes, the July 18 Notes were to automatically convert upon a Qualified Financing, into a number of equity securities of the Company sold in the Qualified Financing, equal to a number of shares calculated by dividing (X) the Note Balance by (Y) an amount equal to the price per share or other unit of equity securities issued in such Qualified Financing, and otherwise on the same terms as the security issued in the Qualified Financing, provided that the conversion price per share shall not be lower than the Floor Price. The three outstanding July 18 Notes automatically converted in connection with the closing of the November 2024 Offering at a conversion price of $1,872.00, which is equal to the Floor Price as defined in the July 18 Notes, for an aggregate of 163 shares of Common Stock, 163 Series A Common Warrants, and 163 Series B Common Warrants (the “July 18 Note Conversion”).

Warrant Exchange

On March 11, 2025, the Company received exchange notices from the July 30 Holder and the holders of the July 18 Notes with respect to an aggregate of 54,021 Series B Warrants (the “Exchanged Warrants”), requiring the delivery of 162,063 shares of Common Stock. The Exchanged Warrants represent all Series B Warrants held by the July 30 Holder and the holders of the July 18 Notes.

The Series B Warrants contained an alternative cashless exercise feature, pursuant to which the holder of a Series B Warrant could exchange such Series B Warrant to acquire, on a cashless basis, additional shares of Common Stock, pursuant to a formula set forth in the Series B Warrants that provided for the acquisition of up to 300% of the number of shares that could otherwise be purchased under such Series B Warrant pursuant to a cash exercise of such Series B Warrant.

Item 14. Principal Accountant Fees and Services

On July 18, 2025, the Company, with the prior approval of the Audit Committee, dismissed Fahn Kanne & Co. Grant Thornton Israel (“Grant Thornton”) as the Company’s independent registered public accounting firm. In connection with the dismissal of Grant Thornton, with the prior approval of the Audit Committee, on July 18, 2025, the Company engaged CBIZ CPAs P.C. (“CBIZ”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025.

The following tables presents the aggregate fees billed by CBIZ and Grant Thornton for services performed during the fiscal years ended December 31, 2025 and 2024. These fees are categorized as audit fees, audit-related fees, tax fees and all other fees. The nature of the services provided in each category is described following the tables.

Fees Paid to Independent Registered Public Accounting Firm

The following table provides information regarding the fees billed by CBIZ for the fiscal year ended December 31, 2025.

2025

Audit Fees (1)	$146,550
Audit-Related Fees (2)	-
Tax Fees (3)
All Other Fees (4)	$8,007

Fees Paid to Prior Independent Registered Public Accounting Firm

The following table provides information regarding the fees billed by the Company’s previous independent registered public accounting firm, Grant Thornton, for the fiscal years ended December 31, 2025 and 2024.

	2025	2024

Audit Fees (1)	$127,000	113,152
Audit-Related Fees (2)	64,000	71,000
Tax Fees (3)	11,630	-
All Other Fees (4)	$9,928	-

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Under its charter, the Company’s Audit Committee must review and pre-approve both audit and permitted non-audit services provided by the Company’s independent registered public accounting firm and shall not engage the independent registered public accounting firm to perform any non-audit services prohibited by law or regulation. The independent registered public accounting firm’s retention to audit the Company’s financial statements, including the associated fee, is subject to approval each year by the Audit Committee. The Audit Committee does not regularly evaluate potential engagements of the independent registered public accounting firm and approve or reject such potential engagements. At each Audit Committee meeting, the Audit Committee receives updates on the services actually provided by the independent registered public accounting firm, and management may present additional services for pre-approval. The Audit Committee approved all of the fees paid to CBIZ and Grant Thornton during the years ended December 31, 2025 and 2024.

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

(3) Exhibits required by Item 601 of Regulation S-K

The following documents are filed as exhibits to this registration statement:

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of Integrity Applications, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by Integrity Applications, Inc. on August 22, 2011)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed by Integrity Applications, Inc. on August 22, 2011)
3.3	Bylaws of Integrity Applications, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed by Integrity Applications, Inc. on August 22, 2011)
3.4	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Integrity Applications, Inc. on April 23, 2020)
3.5	Amendments to The Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-K filed by Glucotrack, Inc. on March 28, 2024)
3.6	First Amendment to Bylaws dated June 14, 2024 (incorporated by reference to Exhibit 3.01 to the Current Report on Form 8-K filed by Glucotrack, Inc. on June 20, 2024)
3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 17, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on May 20, 2024)
3.8	Certificate of Amendment of Certificate of Incorporation of Glucotrack, Inc., dated January 3, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on January 7, 2025)
3.9	Certificate of Amendment to Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on February 3, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on February 4, 2025)
3.10	Certificate of Amendment to Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on June 13, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on June 16, 2025)
4.1*	Description of Registrant’s Securities
4.2	Specimen Certificate Evidencing Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed by Integrity Applications, Inc. on August 22, 2011)
4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on July 1, 2024)
4.4	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Glucotrack, Inc. on July 31, 2024)
4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Glucotrack, Inc. on November 14, 2024)
4.6	Form of Series A Common Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on November 14, 2024)
4.7	Form of Series B Common Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Glucotrack, Inc. on November 14, 2024)
4.8	Form of Convertible Note, dated September 12, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on September 12, 2025)
4.9	Form of Amendment No. 1 to Convertible Promissory Note (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed by Glucotrack, Inc. on November 13, 2025)
4.10	Form of Pre-Funded Warrant, issued December 31, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on December 31, 2025)
4.11	Form of Common Warrant, issued December 31, 2025 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Glucotrack, Inc. on December 31, 2025)
4.12	Form of Placement Agent Warrant, issued December 31, 2025 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Glucotrack, Inc. on December 31, 2025)

10.1+	Glucotrack, Inc. 2024 Equity Incentive Plan (incorporated by reference to Appendix A of Glucotrack, Inc.’s DEF 14A filed with the Commission on April 1, 2024)
10.2+	Amendment to Glucotrack, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on May 23, 2025)
10.3+	Employment Agreement, dated October 19, 2021, by and between Integrity Applications, Inc. and Paul V. Goode (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Integrity Applications, Inc. on October 25, 2021)
10.4+	Employment Agreement, dated January 29, 2025, by and between Glucotrack, Inc. and Peter Wulff (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on January 29, 2025)
10.5	At-the-Market Sales Agreement, dated December 17, 2024, by and between Glucotrack, Inc. and Dawson James Securities, Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on December 17, 2024)
10.6	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2025)
10.7	Form of Placement Agent Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2025)
10.8	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2025)
10.9	Purchase Agreement, dated September 11, 2025, by and between Glucotrack, Inc. and Sixth Borough Capital Fund, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on September 11, 2025)
10.10	Registration Rights Agreement, dated September 11, 2025, by and between Glucotrack, Inc. and Sixth Borough Capital Fund, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on September 11, 2025)
10.11	Form of Note Purchase Agreement, dated September 12, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on September 12, 2025)
10.12†	Form of Securities Purchase Agreement, dated December 29, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on December 31, 2025)
10.13	Form of Registration Rights Agreement, dated December 29, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Glucotrack, Inc. on December 31, 2025)
10.14	Form of Lock-Up Agreement, dated December 29, 2025 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Glucotrack, Inc. on December 31, 2025)
10.15	Placement Agency Agreement, dated December 29, 2025, by and between the Company and Curvature Securities, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Glucotrack, Inc. on December 31, 2025)
10.16	Letter of Approval, addressed to Integrity Applications Ltd. from the Ministry of Industry, Trade and Employment of the State of Israel (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed by Integrity Applications, Inc. on November 10, 2011)
10.17	Letter of Undertaking, addressed to the Ministry of Industry, Trade and Employment of the State of Israel - Office of the Chief Scientist from Integrity Applications Ltd. (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 filed by Integrity Applications, Inc. on November 10, 2011)
10.18*	Separation Agreement and Release, dated March 27, 2026, by and between the Company and Peter C. Wulff
19.1	Insider Trading Policies and Procedures, adopted March 22, 2024 (incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K filed by Glucotrack, Inc. on March 28, 2024)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed by Glucotrack, Inc. on March 31, 2025)
23.1*	Consent of Independent Registered Public Accounting Firm (CBIZ CPAs P.C.)
23.2*	Consent of Independent Registered Public Accounting Firm (Fahn Kanne & Co. Grant Thornton Israel)
97.1	Policy Related to Recovery of Erroneously Awarded Compensation, adopted November 30, 2023 (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed by Glucotrack, Inc. on March 28, 2024)
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Code of Ethics (incorporated by reference to Exhibit 99.1 to the Annual Report on Form 10-K filed by Glucotrack, Inc. on March 31, 2025)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Item 16. Form 10-K Summary

None.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Glucotrack, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Glucotrack, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2025.

Costa Mesa, California

March 30, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and the Stockholders of GLUCOTRACK, INC.

Opinion on the financial statements

We have audited, before the effects of the adjustments to retrospectively apply the Reverse stock split described in Note 1, the consolidated balance sheet of Glucotrack Inc., a Delaware corporation (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year ended December 31, 2024 (the 2024 consolidated financial statements before the effects of the adjustments discussed in Note 1 are not presented herein), and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements, which are before the effects of the adjustments to retrospectively apply the Reverse stock split described in Note 1, present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the Reverse stock split described in Note 1, and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by CBIZ CPAs P.C.

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

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ FAHN KANNE & CO. GRANT THORNTON ISRAEL

Certified Public Accountants (Isr.)
We served as the Company’s auditor from 2010 to 2025.

Tel-Aviv, Israel
March 31, 2025

GLUCOTRACK INC.

CONSOLIDATED BALANCE SHEETS

	In thousands of US dollars (except stock data)
	December 31, 2025	December 31, 2024

Current Assets
Cash and cash equivalents	$7,383	$5,617
Other current assets	284	151
Total current assets	7,667	5,768

Operating lease right-of-use asset, net	33	59
Property and equipment, net	138	95
Restricted cash	-	10
TOTAL ASSETS	$7,838	$5,932

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$1,317	$992
Operating lease liability, current	28	26
Promissory notes	3,182	-
Convertible promissory notes	-	5
Other current liabilities	246	252
Total current liabilities	4,773	1,275

Non-Current Liabilities
Derivative financial liabilities	1	17,421
Operating lease liability, non-current	5	33
Loans from stockholders	231	203
Total liabilities	5,010	18,932

Commitments and contingent liabilities (Note 5)

Stockholders’ (Deficit) Equity
Common Stock of $0.001 par value (“Common Stock”):
250,000,000 shares authorized as of December 31, 2025 and 100,000,000 shares authorized as of December 31, 2024; 910,688 and 13,409 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1	1
Additional paid-in capital	151,080	119,229
Receipts on account of shares	3,544	228
Accumulated other comprehensive income	41	(8)
Accumulated deficit	(151,838)	(132,450)
Total stockholders’ (deficit) equity	2,828	(13,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$7,838	$5,932

The accompanying notes are an integral part of these consolidated financial statements.

GLUCOTRACK INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	In thousands of US dollars (except stock and per stock amounts)
	2025	2024
Operating expenses:
Research and development expenses	$9,813	$9,499
General and administrative expenses	6,277	5,048
Total operating expenses	16,090	14,547
Loss from operations	16,090	14,547
Other income (expense):
Other (income) expense	(26)	(14)
Change in fair value of derivative liability	3,267	798
Loss on equity issuance	-	1,925
Loss on settlement of liabilities	-	4,758
Finance expense, net	57	583
Total other income	3,298	8,050
Net loss	19,388	22,597
Other comprehensive loss:
Foreign currency translation adjustment	(49)	(24)
Comprehensive loss	$19,339	$22,573
Basic and diluted loss per share	$31.22	$4,106
Weighted average number of Common Stock outstanding used in computing basic and diluted net loss per share	621,094	5,503

The accompanying notes are an integral part of the consolidated financial statements.

GLUCOTRACK INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	In thousands of US Dollars (except share data)
	Common Stock			Additional	Receipts on	Accumulated Other		Total Stockholders’
	Numbers of Shares	Amount		Paid-in Capital	account of shares	Comprehensive Income	Accumulated Deficit	(Deficit) Equity
Balance as of December 31, 2023	3,693		$-	$112,986	$48	$16	$(109,853)	$3,197

Loss for the year	-		-	-	-	-	(22,597)	(22,597)
Other comprehensive loss	-		-	-	-	(24)	-	(24)
Stock-based compensation	-		-	173	-	-	-	173
Issuance of restricted shares as compensation to directors	73		(*)	126	(48)	-	-	78
Restricted shares to be issued as compensation towards directors	-		-	-	228	-	-	228
Issuance of restricted shares as payment for achievement of milestone pursuant to purchase agreement (Note 5B)	42		(*)	192	-	-	-	192
Issuance of Common Stock upon private placement transaction (Note 4C)	67		(*)	500	-	-	-	500
Exercise of prefunded warrants into shares	330		(*)	-	-	-	-	-
Issuance of Ordinary Shares upon completion of public offering, net of offering expenses	2,032		(*)	-	-	-	-	-
Issuance of detachable warrants through private placement transactions	3,965		(*)	-	-	-	-	-
Exchange of warrants into shares	599		(*)		-	-	-	-
Issuance of shares and warrants as settlement of financial liabilities	2,608		(*)	2,618	-	-	-	2,618
Issuance of detachable warrants through private placement transactions	-		-	2,635	-	-	-	2,635
Balance as of December 31, 2024	13,409	$	(*)	$119,230	$228	$(8)	$(132,450)	$(13,000)

Loss for year	-		-	-	-	-	(19,388)	(19,388)
Other comprehensive income	-		-	-	-	49	-	49
Stock-based compensation	-		-	211	-	-	-	211
Issuance of common stock upon the completion of public offerings, net of offering expenses of $539	665,052		1	10,664	-	-	-	10,665
Stock split adjustment	58,886		-	-	-	-	-	-
Cashless exchange of warrants into common shares	162,063		(*)	20,625		-	-	20,625
Private placement – December 2025	-		-	-	3,544	-	-	3,544
Issuance of restricted shares as compensation to directors	11,236		(*)	350	(228)	-	-	122
Issuance of restricted shares as payment for achievement of milestones	42		(*)	-	-	-	-	-
Balance as of December 31, 2025	910,688		$1	$151,080	$3,544	$41	$(151,838)	$2,828

(*)	Less than 1.

The accompanying notes are an integral part of the consolidated financial statements.

GLUCOTRACK INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2025	2024
Cash flows from operating activities:
Loss for the year	$(19,388)	$(22,597)

Adjustments to reconcile loss for the year to net cash used in operating activities:
Depreciation	42	36
Loss on fixed asset disposal	16	-
Equity issuance costs	-	1,217
Stock-based compensation	211	173
Issuance of restricted shares as compensation to directors	122	306
Amortization of original issue discount related to promissory note	182	-
Shares issued to CEO for achieving of IP Agreement milestones	-	192
Loss on settlement of liabilities	-	4,758
Loss on equity issuance	-	1,925
Change in fair value of derivative liability	3,267	798
Loss on Series A warrant repurchase	99	-
Discount amortization and interest expenses related to promissory notes	-	628
Linkage difference on principal of loans from stockholders	-	7
Changes in assets and liabilities:
Decrease (increase) in other current assets	(133)	225
Increase in accounts payable	325	263
Increase (decrease) in other current liabilities	17	(421)
Net cash used in operating activities	(15,240)	(12,490)

Cash flows from investment activities:
Purchase of property and equipment	(96)	(104)
Net cash used in investment activities	(96)	(104)

Cash flows from financing activities
Net proceeds received from underwritten U.S. public offering	10,665	8,783
Proceeds from promissory note, net of original issue discount of $600	3,000	-
Series A warrant repurchase	(166)	-
Net proceeds from December 2025 private placement transaction	3,544
Issuance of promissory notes and detachable warrants through private placement Transaction	-	100
Issuance of convertible promissory notes - related parties	-	4,000
Issuance of convertible promissory notes and bifurcated conversion feature through private placement transaction	-	360
Net proceeds received from underwritten U.S. public offering	-	500
Net cash provided by financing activities	17,043	13,743

Effect of exchange rate changes on cash and cash equivalents	49	(24)

Change in cash, cash equivalents, and restricted cash	1,756	1,125
Cash, cash equivalents, and restricted cash at beginning of the year	5,627	4,502
Cash, cash equivalents, and restricted cash at end of the year	$7,383	$5,627

Supplemental disclosure of cash flow activities:

(a) Net cash (received) paid during the year for:

Interest	$(52)	$(62)

(b) Non-cash investment and financing activities:

Fair value of equity classified warrants issued in connection with December 2025 private placement	$8,090	$-
Recognition of right for use asset against a lease liability	$-	$79
Settlement of liabilities with equity	$-	$1,743
Derivative liability	$-	$35
Conversion of debt into equity	$-	$2,284

The accompanying notes are an integral part of the consolidated financial statements.

GLUCOTRACK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

The Company

The Company was incorporated on May 18, 2010 under the laws of the State of Delaware. We are a medical device company focused on the development of an implantable continuous blood glucose monitor (“CBGM”) for persons with Type 1 diabetes and Type 2 diabetes using insulin or at risk for hypoglycemia (the “Glucotrack CBGM”).

The Company was founded with a mission to develop Glucotrack®, a non-invasive glucose monitoring device designed to help people with diabetes and pre-diabetics obtain glucose level readings without the pain, inconvenience, cost and difficulty of conventional (invasive) spot finger stick devices. The first generation Glucotrack, which successfully received CE Mark approval, obtained glucose measurements via a small sensor clipped onto one’s earlobe. A limited release beta test in Europe and the Middle East demonstrated the need for an updated product with improved accuracy and human factors. As the glucose monitoring landscape has since rapidly moved away from point-in-time measurement to continuous measurement, the Company determined in 2023 that it would focus its efforts on developing the Glucotrack CBGM. As such, the Company withdrew the CE Mark for Glucotrack and are no longer pursuing commercialization of this product or development of any further iterations.

The Company is currently developing the Glucotrack CBGM for use by Type 1 diabetes patients as well as Type 2 diabetes using insulin or at risk for hypoglycemia. Implant longevity is key to the success of such a device. The Company has continued to evolve its sensor chemistry following the successful in-vitro feasibility study demonstrating that a minimum two-year implant life is highly probable with the current sensor design. Subsequently the Company announced that a 3-year longevity is feasible leveraging both in-vitro and in-silico test results. The Company has also completed multiple animal studies with initial prototype systems which demonstrated a simple implant procedure with good safety and functionality. The results of both were presented in poster form at the 2024 American Diabetes Association annual conference. The Company believes its technology, if successful, has the potential to be more accurate, more convenient and have a longer duration than other implantable glucose monitors that are either in the market or currently under development.

Further to the above progress on the Glucotrack CBGM, the Company has also successfully demonstrated continuous glucose sensing in the epidural space. This latter approach is of importance for patients with diabetes already contemplating spinal cord stimulation therapy for their condition. The Company believes this approach may enable integrated chronic disease management with one system that provides dual benefits of pain relief and glucose monitoring.

The Company completed a first in human study in 2025. This study was an acute study intended to demonstrate device performance and safety, as well as safety of the implant and removal procedures. The study used the planned commercial version of the implantable sensor connected to an externalized prototype electronics device. Patients were monitored in hospital for 4 days. Results of the study were positive, meeting the endpoints of no serious safety events while demonstrating similar performance and accuracy as observed in longer-term animal studies. Initial results were presented in poster form at the 2025 Advanced Technologies & Treatments for Diabetes annual meeting and final results were presented in poster form at the 2025 American Diabetes Association annual conference.

The Company initiated a long-term, multicenter feasibility study in Australia to evaluate the CBGM product performance and safety. The first phase of the clinical study provided early product learnings about how the complexity of certain health conditions may impact study eligibility as well as identified certain product improvements. Following a reassessment of the study in light of planned product updates and anticipated protocol modifications, the Company determined that continuation of the study in its current form was no longer practical and elected to close the study.

Consequently, the Company is expediting discussions with the U.S. Food and Drug Administration (FDA) regarding our planned United States (“U.S.”) clinical trial program that we expect to launch in the 2nd half of 2026, subject to FDA approval of our Investigational Device Exemption (“IDE”) submission expected to be filed in the second quarter of 2026.

The Company initially obtained ISO13485 certification in 2024 and successfully passed the 2025 annual audit, both efforts without any major nonconformities. ISO 13485 is an internationally agreed-upon standard of quality system requirements for the design, production, distribution, and sale of medical devices. Certification of compliance to the standard is recognized and accepted by the FDA, the European Medicines Agency (EMA), and many other regulatory authorities worldwide.

Liquidity and Going Concern

To date, the Company has not yet commercialized the Glucotrack CBGM. Further development and commercialization efforts are expected to require substantial additional expenditure. Therefore, the Company is dependent upon external sources for financing its operations. As of December 31, 2025, the Company has incurred an accumulated deficit of $151,838. In addition, the Company has generated operating losses and negative cash flow from operations since inception. As of December 31, 2025, the balance of cash and cash equivalents amounted to $7,383.

During the year ended December 31, 2025, the Company raised $14,209 through the sale of shares of Common Stock, par value $0.001 per share and $3,000 from the issuance of a promissory note. The Company plans to finance its operations through the sale of equity securities (and/or debt securities). There can be no assurance that the Company will succeed in obtaining the necessary financing or generating sufficient revenue from sale of its Glucotrack CBGM in order to continue its operations as a going concern.

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

On February 3, 2025, the Company filed an amendment to the Company’s Certificate of Incorporation to increase the Company’s authorized shares of Common Stock from 100,000,000 to 250,000,000. On January 3, 2025, the stockholders approved at the Special Meeting the increase in the Company’s authorized shares of Common Stock from 100,000,000 to 250,000,000, as well as the full issuance of shares of Common Stock issuable by the Company upon the exercise of Series A Warrants (defined below) and the cashless exchange of Series B Warrants (defined below). See Note 3B.

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

All shares, options and warrants to purchase shares of Common Stock and loss per share amounts have been adjusted to give retroactive effect to the February and June 2025 reverse share splits, (the “Reverse Stock Splits”) for all periods presented in these annual consolidated financial statements. Any fractional shares resulting from the Reverse Stock Splits were rounded up to the nearest whole share.

Reclassifications

Certain reclassifications have been made to the 2024 financial statements to conform to the 2025 presentation. Specifically, prior-year marketing expenses, as presented in the Consolidated Statements of Operations and Comprehensive Loss, have been reclassified and combined within general and administrative expenses in the current-year presentation. This reclassification had no effect on net earnings.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

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

Functional Currency

The functional currency of the Company is the US dollar, which is the currency of the primary economic environment in which it operates. In accordance with ASC 830, “Foreign Currency Matters” (ASC 830), balances denominated in or linked to foreign currency are stated on the basis of the exchange rates prevailing at the applicable balance sheet date. For foreign currency transactions included in the statement of operations, the exchange rates applicable on the relevant transaction dates are used. Gains or losses arising from changes in the exchange rates used in the translation of such transactions are carried as financing income or expenses. The functional currency of the Israeli subsidiary is the New Israeli Shekel (“NIS”) and its financial statements are included in consolidation, based on translation into US dollars. Accordingly, assets and liabilities were translated from NIS to US dollars using year-end exchange rates, and expense items were translated at average exchange rates during the year. Gains or losses resulting from translation adjustments are reflected in stockholders’ equity, under “Accumulated other comprehensive income.”

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents and Restricted Cash

The Company considers all short-term investments, which are highly liquid investments with original maturities of three months or less at the date of purchase, to be cash equivalents. As of December 31, 2025, the Company holds no restricted cash.

Property and Equipment, Net

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

Impairment of Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. To date, the Company did not incur any material impairment losses related to long-lived assets.

Software development costs

Software development costs are expensed to research and development. Our products include embedded software which is essential to the products’ functionality. Costs including charges for consulting services and costs for Company personnel associated with programming, coding, and testing such software are expensed as incurred.

Convertible Promissory Notes

Upon issuance of convertible promissory notes and similar instruments, the Company evaluates the embedded conversion features under ASC 470 and ASC 815 to determine whether they must be bifurcated from the host debt instrument.

If the embedded conversion feature does not qualify for equity classification, it is bifurcated and recorded as a separate derivative liability at fair value upon initial recognition and remeasured at fair value in subsequent periods. The remaining proceeds are allocated to the host debt instrument, and any resulting discount is amortized to interest expense using the effective interest method over the term of the note.

If the embedded conversion feature qualifies for equity classification, it is not bifurcated. The Company then assesses whether the instrument was issued at a significant premium. If a substantial premium exists, it is recorded in additional paid-in capital. Otherwise, no separate accounting is required, and the note is accounted for at amortized cost using the effective interest method through maturity.

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

Warrants classified as derivative liabilities

Upon initial recognition of Series A Warrants (the “Series A Warrants”) and Series B Warrants (the “Series B Warrants”) that were issued in November 2024 as part of an equity issuance and debt conversions, management considered the provisions of ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity and determined that the settlement amount of Series A Warrants and Series B Warrants might not be based on an exchange of a fixed number of shares for a fixed amount of consideration and thus such warrants are not eligible to be considered as indexed to the Company’s own shares. Accordingly, the Series A Warrants and Series B Warrants were accounted for as warrant derivative liability at fair value and the changes in fair values are carried to profit or loss. In accordance with ASC 210-10-20, the warrant derivative liability is presented as a noncurrent liability since its settlement will require the issuance of shares and not the use of any resources that are properly classified as current assets.

Fair Value of Financial Instruments

ASC Topic 825-10, “Financial Instruments” defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and other current liabilities balances, to approximate their fair values due to the short-term maturities of such financial instruments. In measuring fair value, the Company applies the fair value hierarchy established by ASC 820, “Fair Value Measurement,” which prioritizes the inputs used in valuation techniques as follows:

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

The following table provides a reconciliation of the beginning and ending balances of the Series A Warrants and Series B Warrants classified as derivative liabilities for the fiscal year ended December 31, 2025 and 2024, respectively.

Fair Value of Significant Unobservable Inputs (Level 3)

Warrant
Liability
Balance – November 14, 2024 – Warrant issuance date	$16,626
Fair value adjustments – Derivative financial liability	795
Balance – December 31, 2024	17,421
Fair value adjustments – Derivative financial liability	3,267
Cashless exchange of warrants into Common Stock	(20,620)
Series A Warrant repurchase	(166)
Loss on Series A Warrant repurchase	99
Balance – December 31, 2025	$1

Income Tax

The Company recognizes deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established to reduce deferred tax assets to the amount expected to be realized.

As of December 31, 2025 and 2024, the Company had no unrecognized tax benefits and no positions which, in the opinion of management, would be reversed if challenged by a taxing authority. In the event the Company is assessed interest or penalties, such amounts will be classified as income tax expense in the financial statements.

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

Basic and Diluted Loss Per Share

Basic net loss per share of Common Stock is computed as net loss divided by the weighted average number of common shares outstanding for the period. The Company’s diluted net loss per common share is the same as our basic net loss per common share because it incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options and warrants would have an anti-dilutive effect. As of December 31, 2025 and 2024, stock options, shares issuable upon the conversion of warrants and shares issuable upon the conversion of pre-funded warrants of 3,248,391 and 21,568, respectively, have been excluded from the computation of diluted shares outstanding.

	December 31,
	2025	2024
Common stock options	16,499	279
Shares issuable upon the conversion of warrants	2,198,301	21,289
Share issuable upon the conversion of pre-funded warrants	1,033,591
Total	3,248,391	21,568

Stock-Based Compensation

The Company measures and recognizes the compensation expense for all equity-based payments to employees based on their estimated fair values in accordance with ASC 718. Share-based payments including grants of stock options are recognized in the consolidated statement of operations and comprehensive loss as an operating expense based on the fair value of the award at the date of grant. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model. The Company has expensed compensation costs, net of estimated forfeitures, over the requisite service period or over the implicit service period when a performance condition affects the vesting, and it is considered probable that the performance condition will be achieved. Share-based payments to non-employees are accounted for in accordance with ASC 718.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures related to improvements to income tax disclosures. The amendments in this update require enhanced jurisdictional and other disaggregated disclosures for the effective tax rate reconciliation and income taxes paid. The Company adopted this ASU on a prospective basis effective January 1, 2025. Refer to Note 10. Income Taxes for the inclusion of new disclosures required.

3. Loans from Stockholders

During the years 2003-2004, Integrity Israel received loans from stockholders (four separate lenders) in a total amount of approximately $400. However, following the repayment of the entire balance to certain lender in 2015, the remaining balance as of December 31, 2025 is approximately $231. The loans are indexed to the Israeli consumer price index from their origination date and bear no interest.

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

As of December 31, 2025, the Company does not expect to make any material repayments during the following 12-month period, if any, and accordingly the entire remaining balance of the loans from stockholders have been presented as non-current liability.

4. Significant Transactions

A - Equity Issuances

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

On March 21, 2025, the Company sold 206,300 shares of Common Stock at an average offering price of $18.24 per share pursuant to the Sales Agreement for net proceeds of $3,593, after deducting fees owed to the Agent from such sale.

During the three months ended June 30, 2025, the Company sold 414,784 shares of Common Stock at an average offering price of $10.74 per share pursuant to the Sales Agreement for net proceeds of $4,320, after deducting fees owed to the Agent from such sale. As of December 31, 2025, there was no remaining capacity available under the ATM Program.

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

Private Placement December 2025

On December 29, 2025, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Armistice Capital Master Fund Ltd. (also referred to herein as the “Investor”) for a private placement of securities (the “Private Placement”). The closing of the Private Placement occurred on December 31, 2025 (the “Closing”). At the Closing, the Company issued (i) 1,033,591 pre-funded warrants to purchase 1,033,591 shares of Common Stock (the “Pre-Funded Warrants”), and (ii) 2,067,182 warrants to purchase shares of Common Stock ( the “Common Warrants”). Each Pre-Funded Warrant was sold with two Common Warrants at a combined purchase price of $3.869, which is equal to the Nasdaq Official Closing Price (as reflected on Nasdaq.com) of the Common Stock on December 29, 2025 (the “Minimum Price”), minus the exercise price of the Pre-Funded Warrant of $0.001 per share.

Pre-Funded Warrants

The exercise price of the Pre-Funded Warrants is $0.001 per share. The Pre-Funded Warrants are exercisable at any time after their original issuance, and will not expire until exercised in full.

The Pre-Funded Warrants provide that the Investor will not have the right to exercise any portion of its Pre-Funded Warrants if such exercise would cause (i) the aggregate number of shares of Common Stock beneficially owned by the Investor (together with its affiliates) to exceed 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, or (ii) the combined voting power of the Company’s securities beneficially owned by the Investor (together with its affiliates) to exceed 9.99% of the combined voting power of all of the Company’s securities then outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Pre-Funded Warrants (the “Pre-Funded Warrant Beneficial Ownership Limitation”).

Common Warrants

The Common Warrants have an exercise price per share of Common Stock equal to $3.87 per share (which is equal to the Minimum Price). The Common Warrants are not exercisable, and the underlying Common Stock is not issuable until the Company obtains stockholder approval for such exercise and issuance under applicable rules and regulations of Nasdaq (such approval, “Stockholder Approval” and the date on which Stockholder Approval is received and deemed effective, the “Stockholder Approval Date”). The Common Warrants will expire on the five year anniversary of the Stockholder Approval Date. The exercise price and the number of shares of Common Stock issuable upon exercise of the Common Warrants is subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock.

The Common Warrants provide that the Investor will not have the right to exercise any portion of its Common Warrants if such exercise would cause (i) the aggregate number of shares of Common Stock beneficially owned by the Investor (together with its affiliates) to exceed 4.99% (or, at the election of the purchaser, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, or (ii) the combined voting power of the Company’s securities beneficially owned by the Investor (together with its affiliates) to exceed 4.99% (or, at the election of the purchaser, 9.99%) of the combined voting power of all of the Company’s securities then outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Common Warrants (the “Common Warrant Beneficial Ownership Limitation” and, together with the Pre-Funded Warrant Beneficial Ownership Limitation, the “Beneficial Ownership Limitations”).

Placement Agency Agreement

In connection with the Private Placement, on December 29, 2025, the Company entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with Curvature Securities, LLC (the “Placement Agent”). As part of its compensation for acting as Placement Agent for the Private Placement, the Company paid the Placement Agent a cash fee of 7.0% of the aggregate gross proceeds and issued to the Placement Agent warrants to purchase 124,030 shares of Common Stock at an exercise price of $4.257 per share (the “Placement Agent Warrants”), which are exercisable at any time on or after the date that is one hundred eighty (180) days from the date of the commencement of sales in connection with the Private Placement (the “Commencement Date”), and expire on the five year anniversary of the Commencement Date.

The Company received aggregate net proceeds from the Private Placement of approximately $3,544, after deducting estimated placement agent commissions and expenses in connection with the Private Placement, which were payable by the Company.

The Company has assessed the Common Warrants and the Placement Agent Warrants, (the “Combined Warrants”), for appropriate equity or liability classification and determined the Combined Warrants are freestanding instruments that are not included in the scope of ASC 480, Distinguishing Liabilities from Equity. In the event of a fundamental transaction warrant holders have the right to receive cash, however, if a fundamental transaction is not within the Company’s control, including that the transaction is not approved by the Company’s Board of Directors, the holders of the warrants shall only be entitled to receive from the Company the same type consideration that is offered to the holders of the Company’s Common Stock. In either case, in the event of fundamental transaction the value of consideration is determined using Black Scholes model. The Combined Warrants are indexed to the Company’s common stock and meet all other conditions for equity classification under ASC 815-40, Contracts in Entity’s’ Own Equity. Accordingly, the Combined Warrants are classified as equity within the consolidated financial statements.

The Combined Warrants were initially recognized at their relative fair value in the amount of $8,090 at the time of issuance determined using Black-Scholes option-pricing model and will not be remeasured.

As of December 31, 2025, the Pre Funded Warrants have yet to be exercised and no Combined Warrants have been exercised.

Prior Year

April 2024 Private Equity Offering

On April 22, 2024, the Company entered into a private placement agreement under which the Company issued 67 shares of its Common Stock at a price of $7,560.00 per share for aggregate gross proceeds of $500. The offering included participation of certain members of the Company’s executive management, Board of Directors and existing shareholders.

November 2024 Public Equity Offering and Concurrent Private Offering

On November 12, 2024, the Company completed a public offering (the “Equity Offering”) under which the Company received net proceeds of $8,783 in exchange for issuance of an aggregate of (i) 2,032 shares (the “Shares”) of its Common Stock, (ii) 3,965 pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 3,965 shares of Common Stock (the “Pre-Funded Warrant Shares”) in lieu of Shares, (iii) Series A Warrants (the “Series A Warrants”) to purchase up to 5,996 shares of Common Stock (the “Series A Warrant Shares”) and (iv) Series B Warrants (the “Series B Warrants)” and, together with the Series A Warrants, the “Common Warrants”) to purchase up to 5,996 shares of Common Stock (“the “Series B Warrant Shares” together with the Series A Warrant Shares, the “Warrant Shares”). Each Share or Pre-Funded Warrant, as applicable, was sold together with one Series A Warrant to purchase one share of Common Stock and one Series B Warrant to purchase one share of Common Stock. The public offering price for each Share and accompanying Common Warrants was $1,668.00, and the public offering price for each Pre-Funded Warrant and accompanying Common Warrants was $1,668.80.

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

B – Warrant Net Share Exchange into Common Stock and Warrant Repurchase

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

During the fiscal year ended December 31, 2025, there were cashless exchanges of an aggregate 54,021 Series B Warrants issued in connection with the 2024 November Offerings, which resulted in the issuance of 162,063 shares of Common Stock. As these warrants were exchanged, as permitted under the respective warrant agreements, the Company did not receive any cash proceeds. The warrants were measured at fair value as of the settlement dates, and the change in fair value of $5,746, was recognized to net loss. Upon the exchange of the Series B Warrants, the fair value of the warrants exchanged as of the settlement dates of $20,625 was classified to equity under additional paid-in capital.

During the fiscal year ended December 31, 2025, the Company repurchased 51,529 of its Series A Warrants form existing warrant holders for $166. The fair value of the Series A Warrants on the date of exercise was $67, resulting in a loss on repurchase of $99.

During the fiscal year ended December 31, 2025, the Company recognized a change in fair value of derivative liabilities of $3,267. As of December 31, 2025, 11 Series B Warrants and 2,507 Series A Warrants remain outstanding, for a combined value of $1.

C – Promissory Note – Current Year

On September 12, 2025 (the “Issue Date”), the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”), with an investor (the “Investor”), pursuant to which the Company issued a Promissory Note (the “Note”) to the Investor in the principal amount of $3,600 for a purchase price of $3,000. The Note was amended effective September 12, 2025, to remove the convertible feature.

The Note bears no interest, has an original issue discount of $600, is an unsecured obligation of the Company and will rank equal in right of payment with the Company’s existing and future unsecured indebtedness. The Note is due and payable on the twelve (12) month anniversary of the Issue Date. The Company may prepay the Note at any time without the requirement for consent of the Investor.

Since the Note bears no stated interest and was issued at a discount, the Company has recognized the original issue discount of $600 as imputed interest expense over the term of the Note using the effective interest method, in accordance with the authoritative guidance. This imputed interest is being amortized over the one-year term of the Note.

During the fiscal year ended December 31, 2025, the Company amortized $182 of the original issue discount to interest expense. As of December 31, 2025, the unamortized discount was $418, and the carrying amount of the Note was $3,182.

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

As of December 31, 2025, the Company has not received the necessary Stockholder Approval formally approving the ELOC.

D – Note and Warrant Purchase Agreements – Prior Year

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

The June 27 Notes bore simple interest at the rate of three percent (3%) per annum and were due and payable in cash on the earlier of: (a) twelve (12) months from the date of the June 27 Note; or (b) the date the Company raised third-party equity capital in an amount equal to or in excess of $1,000 (the “June 27 Maturity Date”). The Company could prepay the June 27 Notes at any time prior to the June 27 Maturity Date without penalty.

Each June 27 Warrant has an exercise price of $5,940.00 per share. The June 27 Warrants are immediately exercisable and have a five-year term.

The June 27 Notes and the June 27 Warrants were issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated under the Securities Act. The Company relied on this exemption from registration based in part on representations made by the June 27 Investors.

During the fiscal year ended December 31, 2025, the Company repaid the remaining $5 outstanding as of December 31, 2024.

E – Convertible Promissory Notes – Prior Year

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

On September 5, 2024, the Company and one of July 18 Investors entered into a conversion agreement, under which the Company agreed to convert his portion of the outstanding principal nominal amount plus any accrued but unpaid interest pursuant to the July 18 Note, totaling $101 into 83 shares of Common Stock at a conversion price of $1,224.00 per share.

In November 2024, the Company and the remaining July 18 Investors entered into a conversion agreement under which the Company agreed to convert their portion of the outstanding principal nominal amount plus any accrued but unpaid interest pursuant to the outstanding July 18 Notes, totaling $305 to Common Stock and warrants at a conversion price of $1,872.00 per share. The July 18 Investors received 163 shares of Common Stock, 163 Series A Warrants and 163 Series B Warrants.

F – Convertible Promissory Note and Warrant Agreement – Prior Year

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

Each July 30 Warrant becomes exercisable 12 months after its issuance and has term of 10 years. The July 30 Warrants are exercisable for cash only and have no price-based antidilution. The first July 30 Warrant is for 1,778 shares at $2,250.00 per share. The second July 30 Warrant is for 1,270 shares at $3,150.00 per share. The third July 30 Warrant is for 988 shares at $4,050.00 per share. Management has determined that the warrants are eligible to be classified as a component of equity as their terms permit the holders to receive a fixed number of shares of Common Stock upon exercise for a fixed exercise price.

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

Upon initial recognition, the Company allocated the gross cash proceeds received based on the relative fair value of the July 30 Note and the detachable July 30 Warrants in total amount of $1,450 and $2,550, respectively. The fair value of the convertible note was determined by using hybrid method that includes conversion scenario and liquidation scenario taking into account, inter alia, a debt discount rate of 28.65%. The fair value of the July 30 Warrants was determined by using Black-Scholes pricing model taking into account, inter alia, expected stock price volatility of 122.8% and risk-free interest rate of 4.78%. The amount allocated to July 30 Warrants was classified as a component of equity.

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

On November 12, 2024, in connection with the Concurrent Private Offering, the Company and the July 30 Holder entered into an agreement for the settlement of the July 30 Note plus any accrued but unpaid interest totaling $4,093 to Common Stock and warrants at a conversion price of $1,860.00 per share. The July 30 Holder received 2,201 shares of Common Stock, 2,201 Series A Warrants and 2,201 Series B Warrants. The fair value of the shares of Common Stock received was $813. The Series A and Series B Warrants are treated as derivative liabilities and at grant date were valued at $609 and $3,768, respectively. As of the settlement date, the carrying amount of the July 30 Note under the effective interest method was $1,978 and the fair value of the derivative liability relating to the conversion feature was $37. Upon settlement, the total fair value of the warrant related derivatives of $4,377 and the equity received of $813 exceeded the net book value of the July 30 Note of $1,978 and the value of the debt conversion derivative that was settled of $37. As a result, the Company recorded a loss on extinguishment of debt in the amount of $3,175 in the Statement of Operations. Please see Note 4J for the terms and valuation methodology of the Series A and Series B Warrants.

During the period commencing the issuance date through December 31, 2025, none of the July 30 Warrants have been exercised.

G – August and September 2024 Conversions – Prior Year

August 2024 Conversion

On August 23, 2024 (the “Commitment Date”), the Company and two of June 27 Investors entered into conversion agreements, under which the Company agreed to convert the principal nominal amount plus any accrued but unpaid interest pursuant to each of June 27 Notes, with a face value of $20 each (the “Debt”), held by the Investors to Common Stock at a conversion price of $1,224.00 per share. On October 15, 2024, the Company issued 17 shares of common stock for each of the two of the June 27 Investors in respect of each respective Debt converted.

In satisfaction of the Debt, the Company also issued to each of the two June 27 Investors three warrants (each an “August 23 Warrant”). Each August 23 Warrant becomes exercisable on August 16, 2025 and has term of 10 years. The August 23 Warrants are exercisable for cash only and have no price-based antidilution. The first August 23 Warrant is for 9 shares of Common Stock and is exercisable at $2,250.00 per share. The second August 23 Warrant is for 7 shares of Common Stock, exercisable at $3,150.00 per share. The third August 23 Warrant is for 5 shares of Common Stock, exercisable at $4,050.00 per share.

The above transaction was accounted for as a settlement of financial liabilities under which the instruments issued or to be issued to the June 27 Investors (i.e. shares of common stock and August 23 Warrants) are eligible for equity classification and thus both have been recorded as part of equity based on the total fair value of $238 at the Commitment Date. The difference between the fair value of these equity instruments and the carrying amount of each of the respective Debt at the Commitment Date amounted to $11 was charged immediately to the finance expenses. Due to the above settlement, the Company recorded a loss on the settlement on the amount of $216.

During the period commencing the issuance date through December 31, 2025, none of the August 23 Warrants have been exercised.

September 2024 Conversion

On September 5, 2024 (the “Commitment Date”), the Company and one of June 27 Investors and July 18 Investors entered into a conversion agreement, under which the Company agreed to convert outstanding board fees amounted $113 and the principal nominal amount plus any accrued but unpaid interest pursuant to June 27 Note and July 18 Note, totaling $146 (referring together as a “Debt”), held by the Investor to Common Stock at a conversion price of $1,224.00 per share. On October 15, 2024, the Company issued 212 shares of common stock for the June 27 Investor in respect of the Debt converted.

In satisfaction of the Debt, the Company also issued to June 27 Investor and July 18 Investor three warrants (each an “September 5 Warrant”). Each September 5 Warrant becomes exercisable on August 16, 2025 and has term of 10 years. The September 5 Warrants are exercisable for cash only and have no price-based antidilution. The first September 5 Warrant is for 116 shares of Common Stock and is exercisable at $2,250.00 per share. The second September 5 Warrant is for 83 shares of Common Stock, exercisable at $3,150.00 per share. The third September 5 Warrant is for 65 shares of Common Stock, exercisable at $4,050.00 per share.

The above transaction was accounted for as settlements of financial liabilities under which the instruments issued or to be issued to the July 18 Investor (i.e. shares of common stock and September 5 Warrants) are eligible for equity classification and thus both have been recorded as part of equity based on the total fair value of $1,505 at the Commitment Date. The carrying amount of the Debt at the Commitment Date amounted to $227 and the difference was recorded as loss on settlement of debt in the Statement of Operations in the amount of $1,278.

During the period commencing the issuance date through December 31, 2025, none of the September 5 Warrants have been exercised.

5. Commitments and Contingent Liabilities

On March 4, 2004, the Israeli Innovation Authority (the “IIA”) provided Integrity Israel with a grant of approximately $93 (NIS 420,000), for its plan to develop a non-invasive blood glucose monitor (the “Development Plan”). Integrity Israel is required to pay royalties to the IIA at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the Development Plan up to an amount equal to $93 plus interest at LIBOR from the date of grant. As to the replacement of the LIBOR benchmark rate, even though the IIA has not declared the alternative benchmark rate to replace the LIBOR, the Company does not believe it will have a significant impact. As of December 31, 2025, the remaining contingent liability with respect to royalty payment on future sales equals approximately $93 excluding interest. Such contingent obligation has no expiration date.

Intellectual Property Purchase Agreement

On October 7, 2022, the Company entered into an Intellectual Property Purchase Agreement, (the “IP Agreement”) with its CEO, Paul V. Goode, under which he assigned to the Company all rights, title, and interest in certain intellectual property related to an implantable continuous glucose sensor, including patents, trademarks, trade secrets, know-how, and associated goodwill. In exchange, the Company paid one dollar in cash and agreed to issue up to 167 shares of common stock upon achievement of specified performance milestones. If those shares represent less than 1.5% of the Company’s outstanding common stock at the time of final issuance, additional “true-up” shares will be issued to reach that threshold. All shares issued under the agreement are subject to restrictions and lockup provisions.

Because the acquired assets did not constitute a business under applicable accounting guidance, the transaction was treated as an asset acquisition, with no goodwill recognized. The acquired in-process research and development (IPR&D) had no alternative future use and was expensed immediately. Milestone-based share issuances are treated as contingent consideration and recognized as stock-based compensation when achievement becomes probable. On December 29, 2023, 17 shares of Common Stock were earned under the terms of the IP Agreement and were issued to Dr. Goode on February 6, 2024. On May 1, 2024, 25 shares of Common Stock were earned under the terms of the IP Agreement. On March 26, 2025, the Board determined that the third milestone was met and that an additional 42 shares of Common Stock have been earned under the terms of the IP Agreement. Stock-based compensation expense recognized during the fiscal year ended December 31, 2025 for the third milestone was de minimus. As of December 31, 2025, the remaining milestones were not considered probable, and no additional compensation expense had been recorded.

6. Lease Agreement

On February 19, 2024, the Company entered into a three-year lease agreement with Tapsak Enterprises LLC dba Virginia Analytical for premises in the Front Royal, Virginia area, commencing March 1, 2024 and ending February 28, 2027, at a monthly rent of $2.5, with a $2.5 security deposit refundable at the end of the initial term. The Company has the option to renew the lease for two additional three-year periods at fair market rental rates, subject to advance notice, but only the initial lease term was considered for accounting purposes as renewal was not deemed reasonably certain. In accordance with ASC 842, the Company recognized a right-of-use asset and corresponding lease liability of $79 at commencement, with the lease liability measured as the present value of future lease payments discounted using the Company’s estimated incremental borrowing rate.

Operating lease:

	December 31, 2025	December 31, 2024

Operating right-of-use asset	$33	$59
Current operating lease liability	$28	$26
Non-Current operating lease liability	$5	$33

Maturity analysis of the Company’s lease liability:

	December 31, 2025	December 31, 2024

Less than one year	$30	$30
Between 1-2 years	5	30
More than 2 years	-	5

Total operating lease payments	$35	$65
Less: imputed interest	$2	$6

Present value of lease liabilities	$33	$59

Additional information on lease

The following is a summary of the weighted average remaining lease terms and discount rate for the lease:

	December 31, 2025	December 31, 2024
Lease term (years)	1.17	2.17
Weighted average discount rate	9.03%	9.03%

7. Share-Based Compensation

Stock Option Plans

2024 Equity Incentive Plan

The Company’s shareholders approved the 2024 Equity Incentive Plan (the “2024 Plan”) in April 2024. The 2024 Plan initially provided for a reserve of 2,675,636 shares of Common Stock, which was subsequently reduced to 535,127 shares in connection with the Company’s one-for-five (1:5) reverse stock split, effective May 17, 2025, and such shares were registered on a Form S-8 filed with the SEC in August 2024. The share reserve was subsequently reduced to 26,757 shares in connection with the Company’s one-for-twenty (1:20) reverse stock split, effective February 3, 2025.

In May 2025, the Company’s shareholders approved an amendment (the “Amendment”) to the 2024 Plan that increased the maximum aggregate number of shares that could be issued under the 2024 Plan to 7,500,000 shares. The maximum aggregate number of shares that could be issued under the 2024 Plan was subsequently reduced to 125,000 shares in connection with the Company’s one-for-sixty (1:60) reverse stock split, effective June 13, 2025. The additional 124,555 shares added by the Amendment were registered on a Form S-8 filed with the SEC in September 2025. The 2024 Plan provides for the grant of incentive stock options, nonqualified stock options, and other share-based awards to employees, directors, consultants, and advisors. These awards have contractual terms of up to ten years and are subject to vesting conditions determined by the Compensation Committee of the Board of Directors. As of December 31, 2025, 97,544 shares remained available for issuance under the 2024 Plan.

Stock Option Activity

During the fiscal year ended December 31, 2025, the Compensation Committee of the Board of Directors granted 16,220 stock options to the Company’s directors with a fair value of $116 as determined by the Black Scholes option pricing model. The options vest over a one year period and carry a ten-year term.

During the fiscal year ended December 31, 2024, the Compensation Committee of the Board granted 109 stock options to the Company’s employees with a fair value of $325 as determined by the Black Scholes option pricing model. The vesting terms of the options vary between one and two years and carry a ten-year term.

A summary of the Company’s stock option activity for the fiscal years ended December 31, 2025 and 2024 is as follows:

	Option Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
			(years)

Outstanding as of December 31, 2023	170	$2,940	8.0	$-
Granted	109	3,055	9.37	-
Forfeited or expired	-	-	-	-
Outstanding as of December 31, 2024	279	2,985	9.37	-
Granted	16,220	7.40	9.76	-
Cancelled	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding as of December 31, 2025	16,499	$57.75	9.74	$-

For the fiscal year ended December 31, 2025 share-based compensation expense for stock options vesting during the period was $211. For the fiscal year ended December 31, 2024 share-based compensation expense for stock options vesting during the period was $173.

At December 31, 2025, options to purchase 8,236 shares of common stock were exercisable. These options had a weighted-average exercise price of $83.47 and a weighted average remaining contractual term of 9.73 years. The total unrecognized compensation cost related to unvested stock option grants as of December 31, 2025 was approximately $204, and the weighted average period over which these grants are expected to vest is 1.00 years.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Share-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	For the years ended December 31,
	2025	2024
Volatility	184%	207-288%
Risk-free interest rate	4.13%	3.51-4.64%
Dividend yield	0.0%	0.0%
Expected life	5.15 years	3.00 years

Volatility is the measure by which the Company’s stock price is expected to fluctuate during the expected term of an option. Volatility is derived from the historical daily change in the market price of the Company’s common stock, as it believe that historical volatility is the best indicator of future volatility.

The risk-free interest rates used in the Black-Scholes calculations are based on the prevailing U.S. Treasury yield as determined by the U.S. Federal Reserve.

The Company has never paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. Accordingly, it has assumed no dividend yield for purposes of estimating the fair value of its share-based compensation.

The weighted average expected life of options was estimated using the average of the contractual term and the weighted average vesting term of the options.

Other Common Stock Transactions

During the fiscal year ended December 31, 2025, the Company issued 10,959 shares of restricted common stock, with an aggregate grant-date fair value of $122, as compensation to members of the Board of Directors.

In addition, during fiscal 2025 the Company issued (i) 277 shares of restricted common stock to directors for services rendered and accrued in the prior fiscal year and (ii) 42 shares of restricted common stock to its Chief Executive Officer, Paul V. Goode, in connection with intellectual property milestones achieved during fiscal 2025. The fair value of the 42 shares issued to Dr. Goode was de minimus.

8. Related Parties

Lease Agreement

On October 25, 2022, the Company entered into an agreement with Tapsak Enterprises LLC, doing business as Virginia Analytical, which is wholly owned by Mark Tapsak, the Company’s Chief Scientific Officer. Pursuant to the agreement, Tapsak Enterprises LLC dba Virginia Analytical provides laboratory space, equipment, and materials to support the Company’s research and development activities.

For the years ended December 31, 2025 and 2024, the Company recorded $30 and $25, respectively, in research and development expenses related to this arrangement.

For additional information regarding the execution of the lease agreement with Tapsak Enterprises LLC dba Virginia Analytical, see Note 6 to the accompanying consolidated financial statements.

Intellectual Property Purchase Agreement

For additional information regarding the intellectual property purchase agreement with the Company’s Chief Executive Officer, Paul V. Goode, see Note 5 to the accompanying consolidated financial statements.

Current and Prior Year Equity and Debt Transactions

For additional information regarding related party equity and debt transactions that occurred during the current and prior fiscal year, see Note 4 to the accompanying consolidated financial statements.

9. Segment Reporting

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

10. Income Taxes

Loss

Pretax loss for the years ended December 31, 2025 and 2024 consists of the following:

	December 31,
	2025	2024
Domestic	$19,285	$22,502
Foreign	103	95
Pretax loss	19,388	22,597

Income tax reconciliation

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, the reconciliation of taxes at the federal statutory rate to the Company’s income tax expense (benefit) for the year ended December 31, 2025 is as follows:

	December 31, 2025

Tax at statutory federal rate	$4,071	21%
State income taxes	-	-
Foreign
Foreign income tax differential	2	-
Deferred tax adjustment- NOLs	(162)	(1)%
Change in valuation allowance	136	1%
Deferred tax adjustment – Sec. 174 costs	(647)	(3)%
Change in valuation allowance	(2,505)	(13)%
Non-taxable/non-deductible items
Change in fair value of derivative liabilities	(686)	(4)%
Other non-taxable/non-deductible items	(19)	-
Other adjustments	(190)	(1)%
Income tax expense (benefit)	-	-

Composition of the change in the U.S. valuation allowance of deferred tax assets is as follows:

Net loss in the U.S.	3,471
Deferred tax adjustment – Sec. 174 costs	(647)
Research and experimental expense	(146)
Vacation accrual	(173)
Total	2,505

The reconciliation of taxes at the federal statutory rate to the Company’s income tax expense (benefit) for the year ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

Net loss before tax	$22,597

Tax at statutory federal rate	4,745
Foreign income tax differential	2
Change in valuation allowance	(4,542)
Non-deductible expenses	(205)
Other differences	-
Income tax expense (benefit)	-

Composition of deferred tax assets

Deferred taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of the Company’s future tax assets are as follows:

	December 31,
	2025	2024
Vacation accrual	36	208
Research and development costs – Sec. 174	2,482	3,276
Net operating losses carry forwards	21,829	16,981
Net deferred tax asset before valuation allowance	24,347	20,465

Valuation allowance	(24,347)	(20,465)
Net deferred tax assets	-	-

Valuation allowance reflects uncertainty in the Company’s ability to generate taxable income and realization of deferred tax assets.

Net Operating Losses (NOL) carryforward

As of December 31, 2025, the Company had cumulative Net Operating Losses (NOL) carry forwards for U.S. federal purposes of approximately $46.3 million to offset against future taxable income. Of the $46.3 million, $6.8 million will begin to expire in 2030 and the remainder can be carried forward for an indefinite period of time. Cumulative NOL carry forwards for Israeli income tax purposes are approximately $52.6 million to offset against future taxable income for an indefinite period of time.

NOL carry forwards by U.S. federal and Israel at December 31, 2024 were $31.6 million and $38.5 million, respectively.

Tax assessments

For federal, state and local income tax purposes the Company remains open for examination by the tax authorities for the tax years from 2022 through 2025 under the general statute of limitations. Due to the Company’s NOLs, all tax years beginning in 2010 are open for examination to the extent of NOLs. Israeli tax returns from 2022 through 2025 are open for examination.

As of December 31, 2025 and December 31, 2024, the Company had no unrecognized tax benefits or position which, in the opinion of management, would be reversed if challenged by a taxing authority. In the event the Company is assessed interest or penalties, such amounts would be classified as income tax expense.

11. Subsequent Events

Subsequent to December 31, 2025, all 1,033,591 Pre-Funded Warrants from the December 2025 Private Placement were exercised into Common Stock.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLUCOTRACK, INC.

Date:	March 30, 2026	By:	/s/ Paul Goode
		Name:	Paul Goode
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	March 30, 2026	By:	/s/ Peter Wulff
		Name:	Peter Wulff
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Goode	Chief Executive Officer and Director	March 30, 2026
Paul Goode	(Principal Executive Officer)

/s/ Peter Wulff	Chief Financial Officer	March 30, 2026
Peter Wulff	(Principal Financial and Accounting Officer)

/s/ Erin Carter	Director	March 30, 2026
Erin Carter

/s/ Luis Malave	Director	March 30, 2026
Luis Malave

/s/ Andrew Balo	Director	March 30, 2026
Andrew Balo

/s/ Victoria Carr-Brendel	Director	March 30, 2026
Victoria Carr-Brendel

63