Form 10-Q
period 2026-03-31
Glucotrack, Inc.
filed 2026-05-14
CIK 1506983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 14, 2026, 6,259,279 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

GLUCOTRACK INC.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements regarding our future activities, events or developments, including such things as future revenues, product development, clinical trials, regulatory approval, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, projected performance and trends, and other such matters, are forward-looking statements. The words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “plan,” “may,” “will,” “could,” “would,” “should” and other similar words and phrases or the negative of such terms, are intended to identify forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q are based on certain historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. These statements relate only to events as of the date on which the statements are made and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. All of the forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially. Risks and uncertainties, the occurrence of which could adversely affect our business, include the risks identified in our Annual Report on Form 10-K for year ended December 31, 2025, under the caption “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report unless required by law.

GLUCOTRACK INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLUCOTRACK INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of US dollars except share data)

	In thousands of US dollars (except stock data)
	March 31, 2026	December 31, 2025
	Unaudited
Current Assets
Cash and cash equivalents	$3,929	$7,383
Other current assets	285	284
Total current assets	4,214	7,667

Operating lease right-of-use asset, net	26	33
Property and equipment, net	116	138
TOTAL ASSETS	$4,356	$7,838

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$1,299	$1,317
Operating lease liability, current	26	28
Promissory notes	3,330	3,182
Other current liabilities	320	246
Total current liabilities	4,975	4,773

Non-Current Liabilities
Derivative financial liabilities	-	1
Operating lease liability, non-current	-	5
Loans from stockholders	232	231
Total liabilities	5,207	5,010

Commitments and contingent liabilities (Note 4)

Stockholders’ Equity (Deficit)
Common Stock of $0.001 par value (“Common Stock”):
250,000,000 shares authorized as of March 31, 2026 and as of December 31, 2025; 2,524,279 and 910,688 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	3	1
Additional paid-in capital	155,274	151,080
Receipts on account of shares	-	3,544
Accumulated other comprehensive income	44	41
Accumulated deficit	(156,172)	(151,838)
Total stockholders’ equity (deficit)	(851)	2,828

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,356	$7,838

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands of US dollars except share data) (unaudited)

	Three-month period ended March 31,
	2026	2025
Operating expenses:
Research and development	$2,132	$1,871
General and administrative	2,071	1,627
Total operating expenses	4,203	3,498
Loss from operations	4,203	3,498
Other (income) expense:
Change in fair value of derivative liabilities	(1)	3,376
Other (income) expense, net	132	(4)
Finance expenses (income), net	-	(37)
Total other (income) expense	131	3,335
Net Loss	4,334	6,833
Other comprehensive income:
Foreign currency translation adjustment	(3)	(36)
Comprehensive loss for the period	$4,331	$6,797
Basic and diluted loss per share	$2.65	$40.14
Weighted average number of Common Stock outstanding used in computing basic and diluted loss per share	1,638,128	169,345

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands of US Dollars except share data) (unaudited)

	In thousands of US Dollars (except share data)
	Common Stock			Receipts	Accumulated
	Numbers of Shares	Amount	Additional Paid-in Capital	on account of shares	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

Balance as of December 31, 2025	910,688	$1	$151,080	$3,544	$41	$(151,838)	$2,828
Loss for the period	-	-	-	-	-	(4,334)	(4,334)
Other comprehensive income	-	-	-	-	3	-	3
Stock-based compensation	-	-	61	-	-	-	61
Issuance of common stock upon exercise of pre-funded warrants	1,033,591	1	3,544	(3,544)	-	-	1
Issuance of common stock upon completion of ELOC financing, net of offering expenses	580,000	1	589	-	-	-	590
Balance as of March 31, 2026 (Unaudited)	2,524,279	$3	$155,274	$-	$44	$(156,172)	$(851)

	In thousands of US Dollars (except share data)
	Common Stock				Receipts	Accumulated
	Numbers of Shares	Amount		Additional Paid-in Capital	on account of shares	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

Balance as of December 31, 2024	13,193	$	*	$119,230	$228	$(8)	$(132,450)	$(13,000)
Loss for the period	-		-	-	-	-	(6,833)	(6,833)
Other comprehensive income	-		-	-	-	36	-	36
Stock-based compensation	-		-	40	-	-	-	40
Issuance of common stock upon completion of public offering, net of offering expenses	250,267		*	6,394		-	-	6,394
Cashless exercise of warrants into common stock	162,062		*	20,621	-	-	-	20,621
Stock split adjustment	909		*	*		-	-	-
Balance as of March 31, 2025 (Unaudited)	426,431	$	*	$146,285	$228	$28	$(139,283)	$7,258

(*)	Represents amount lower than $1.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US Dollars)

	Three-month period ended March 31,
	2026	2025
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	$(4,334)	$(6,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22	8
Stock-based compensation	61	40
Amortization of original issue discount related to promissory note	148	-
Change in fair value of derivative liability	(1)	3,376
Amortization of debt discount and interest expense related to promissory notes	-	3
Changes in assets and liabilities:
Increase in other current assets	(1)	(204)
(Decrease) increase in accounts payable	(18)	620
Increase in other current liabilities	75	51
Net cash used in operating activities	(4,048)	(2,939)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(9)
Net cash used in investing activities	-	(9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of pre-funded warrants	1	-
Net proceeds from ELOC financing	590	-
Net proceeds from underwritten U.S. public offerings	-	6,395
Net cash provided by financing activities	591	6,395

Effect of exchange rate changes on cash and cash equivalents	3	36

Change in cash and cash equivalents	(3,454)	3,483

Cash and cash equivalents, at beginning of the period	7,383	5,627

Cash and cash equivalents, end of period	$3,929	$9,110

	Three-month period ended March 31,
	2026	2025
	(Unaudited)
Supplemental disclosure of cash flow activities:

(a) Net cash paid during the quarter for:

Interest	$-	$28

(b) Non-cash activities:

Recognition of right for usage asset against a lease liability	$-	$79

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands of US Dollars)

1. Organization and Business

The Company

The Company was incorporated on May 18, 2010 under the laws of the State of Delaware. The Company is a medical device company focused on the development of an implantable continuous blood glucose monitor (“CBGM”) for persons with Type 1 diabetes and Type 2 diabetes using insulin or at risk for hypoglycemia (the “Glucotrack CBGM”).

The Company was founded with a mission to develop Glucotrack®, a non-invasive glucose monitoring device designed to help people with diabetes and pre-diabetics obtain glucose level readings without the pain, inconvenience, cost and difficulty of conventional (invasive) spot finger stick devices. The first generation Glucotrack, which successfully received CE Mark approval, obtained glucose measurements via a small sensor clipped onto one’s earlobe. A limited release beta test in Europe and the Middle East demonstrated the need for an updated product with improved accuracy and human factors. As the glucose monitoring landscape has since rapidly moved away from point-in-time measurement to continuous measurement, the Company determined in 2023 that it would focus its efforts on developing the Glucotrack CBGM. As such, the Company withdrew the CE Mark for Glucotrack and is no longer pursuing commercialization of this product or development of any further iterations.

The Company is currently developing the Glucotrack CBGM for use by Type 1 diabetes patients as well as Type 2 diabetes patients using insulin or at risk for hypoglycemia. Implant longevity is key to the success of such a device. The Company has demonstrated that a 3-year longevity is feasible leveraging both in-vitro and in-silico test results. The Company has also completed multiple animal studies with initial prototype systems which demonstrated a simple implant procedure with good safety and functionality. The results of both were presented in poster form at the 2024 American Diabetes Association annual conference. During the period, two peer-reviewed scientific articles were published related to the CBGM technology. One article, published in the IEEE Sensors Journal, characterized the long-term in-vitro stability of electrochemical glucose sensors of the type used in the CBGM system, including the first year-long measurements of glucose oxidase enzyme decay reported in the literature. A second peer-reviewed article, published in The Journal of Diabetes Research, evaluated the long-term accuracy and stability of the CBGM system in an in-vivo ovine model, providing externally validated evidence supporting the long-term performance of the technology. The Company believes its technology, if successful, has the potential to be more accurate, more convenient and have a longer duration than other implantable glucose monitors that are either in the market or currently under development.

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

Subsequent to March 31, 2026, the Company submitted an Investigational Device Exemption (“IDE”) application to the U.S. Food and Drug Administration (“FDA”) to initiate a U.S. clinical study of its CBGM technology. The IDE submission represents an important milestone for the Company and reflects progress in its preclinical development and underlying technical foundation. The Company has also engaged a clinical research organization and identified trial sites in preparation for study commencement.

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

Liquidity and Going Concern

To date, the Company has not yet commercialized the Glucotrack CBGM. Further development and commercialization efforts are expected to require substantial additional expenditure. Therefore, the Company is dependent upon external sources for financing its operations. As of March 31, 2026, the Company has incurred an accumulated deficit of $156,172. In addition, the Company has generated operating losses and negative cash flow from operations since inception. As of March 31, 2026, the balance of cash and cash equivalents amounted to $3,929.

During the quarter ended March 31, 2026, the Company raised $591 through the sale of shares of its common stock, par value $0.001 per share (the “Common Stock”). The Company plans to finance its operations through the sale of equity securities (and/or debt securities). There can be no assurance that the Company will succeed in obtaining the necessary financing or generating sufficient revenue from sale of its Glucotrack CBGM in order to continue its operations as a going concern.

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

On January 3, 2025, the stockholders approved at the Special Meeting the increase in the Company’s authorized shares of Common Stock from 100,000,000 to 250,000,000, as well as the full issuance of shares of Common Stock issuable by the Company upon the exercise of Series A Warrants (defined below) and the cashless exchange of Series B Warrants (defined below). See Note 3C. On February 3, 2025, the Company filed an amendment to the Company’s Certificate of Incorporation to increase the Company’s authorized shares of Common Stock from 100,000,000 to 250,000,000.

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

All shares, options and warrants to purchase shares of Common Stock and loss per share amounts have been adjusted to give retroactive effect to the February and June 2025 reverse share splits, (the “Reverse Stock Splits”) for all periods presented in these condensed consolidated financial statements. Any fractional shares resulting from the Reverse Stock Splits were rounded up to the nearest whole share.

Reclassifications

Certain reclassifications have been made to the 2025 financial statements to conform to the 2026 presentation. Specifically, prior-year marketing expenses, as presented in the Condensed Consolidated Statements of Operations and Comprehensive Loss, have been reclassified and combined within general and administrative expenses in the current-year presentation. This reclassification had no effect on net earnings.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 30, 2026 (the “Annual Report”). The unaudited condensed interim consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature.

The results for the three months’ period ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period or for any future period.

Use of Estimates

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

Functional Currency

The functional currency of the Company is the US dollar, which is the currency of the primary economic environment in which it operates. In accordance with ASC 830, “Foreign Currency Matters” (ASC 830), balances denominated in or linked to foreign currency are stated on the basis of the exchange rates prevailing at the applicable balance sheet date. For foreign currency transactions included in the statement of operations, the exchange rates applicable on the relevant transaction dates are used. Gains or losses arising from changes in the exchange rates used in the translation of such transactions are carried as financing income or expenses. The functional currency of the Israeli subsidiary is the New Israeli Shekel (“NIS”) and its financial statements are included in consolidation, based on translation into US dollars. Accordingly, assets and liabilities were translated from NIS to US dollars using year-end exchange rates, and expense items were translated at average exchange rates during the quarter. Gains or losses resulting from translation adjustments are reflected in stockholders’ equity, under “Accumulated other comprehensive income.”

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents and Restricted Cash

The Company considers all short-term investments, which are highly liquid investments with original maturities of three months or less at the date of purchase, to be cash equivalents. As of March 31, 2026, and December 31, 2025, the Company held no restricted cash.

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

The Company used Level 3 inputs for the valuation methodology of the warrant derivative liabilities. The derivative liabilities are adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense accordingly. During the three months ended March 31, 2026, the Company recognized a reduction to the change in fair value of derivative liabilities of $1. During the three months ended March 31, 2025, the Company recognized $3,376 to the change in fair value of derivative liabilities.

Basic and Diluted Loss Per Share

Basic net loss per share of Common Stock is computed as net loss divided by the weighted average number of shares of Common Shares outstanding for the period. The Company’s diluted net loss per share of Common Stock is the same as its basic net loss per share because it incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options and warrants would have an anti-dilutive effect. As of March 31, 2026 and 2025, stock options and shares issuable upon the conversion of warrants of 2,214,800 and 3,535,505, respectively, have been excluded from the computation of diluted shares outstanding.

	March 31,
	2026	2025
Common stock options	16,499	16,436
Shares issuable upon the conversion of warrants	2,198,301	3,519,069
Total	2,214,800	3,535,505

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

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has only one reportable segment, the Glucotrack CBGM Product Segment, as all its research and development activities are related the development of the Glucotrack CBGM Product. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.

3. Significant Transactions

A – Promissory Note

On September 12, 2025 (the “Issue Date”), the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”), with an investor (the “Note Investor”), pursuant to which the Company issued a Promissory Note (the “Note”) to the Investor in the principal amount of $3,600 for a purchase price of $3,000. The Note was amended effective September 12, 2025, to remove the convertible feature.

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

During the three months ended March 31, 2026, the Company amortized $148 of the original issue discount to interest expense. As of March 31, 2026, the unamortized discount was $270, and the carrying amount of the Note was $3,330.

As previously disclosed in the form 8-K filed by the Company with the SEC on September 11, 2025, the Company entered into a purchase agreement with Sixth Borough Capital Fund, LP (“Sixth Borough”) establishing an equity line of credit (the “ELOC”). Under the terms of the ELOC, the Company has the right, but not the obligation, to sell to Sixth Borough, and Sixth Borough is obligated to purchase, up to $20.0 million of the Company’s Common Stock (the “Purchase Shares”), subject to the terms and conditions set forth therein. Pursuant to the Note Purchase Agreement, the Company was required to pay 100% of the net proceeds (after commission) it receives from the sale of Purchase Shares under the ELOC towards repayment of the Note, until the Company obtained stockholder approval (the “Stockholder Approval”) to issue Purchase Shares in excess of the “Exchange Cap,” as defined in the ELOC. The Company obtained Stockholder Approval on March 12, 2026. Following Stockholder Approval, the Company is required to apply 50% of the net proceeds (after commissions) from any subsequent sales of Purchase Shares under the ELOC to repay the Note.

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

B – Equity and Common Issuances

Current Year

ELOC Financing

On March 27, 2026, the Company sold 580,000 shares of Common Stock at an average offering price of $1.03 per share pursuant to the ELOC for net proceeds of $590, after deducting fees from such sale.

Exercise of Pre-Funded Warrants

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

During the three months ended March 31, 2026, the Company received $1 from the exercise of 1,033,591 Pre-Funded Warrants.

Prior Year

ATM Sales Agreement

On December 17, 2024, the Company entered into an ATM sales agreement (the “Sales Agreement”) with Dawson James Securities, Inc. (“Dawson James”), pursuant to which the Company agreed to issue and sell shares of Common Stock, having an aggregate offering price of up to $8,230, from time to time, through an “at-the-market” equity offering program under which Dawson James will act as sales agent (the “Agent”).

On March 21, 2025, the Company sold 206,300 shares of Common Stock at an average offering price of $18.24 per share pursuant to the Sales Agreement for net proceeds of $3,642, after deducting fees owed to the Agent from such sale.

Registered Direct Offering

On February 4, 2025, the Company entered into a securities purchase agreement with certain institutional investors, relating to the registered direct offering and sale of an aggregate of 43,967 shares of Common Stock at an offering price of $69.00 per share for net proceeds of $2,752, after deducting fees owed to the placement agent and other offering expenses.

Dawson James acted as the placement agent for the offerings pursuant to a placement agency agreement, dated February 4, 2025, by and between the Company and Dawson James.

C – Warrant Net Share Exchange into Common Stock

Prior Year

As previously disclosed, on November 12, 2024, the Company commenced a best efforts public offering, and concurrent with the offering entered into a private placement, collectively (the “2024 November Offerings”) where the Company issued an aggregate of (i) 8,359 Series A Warrants (the “Series A Warrants”) and (ii) 8,359 Series B Warrants (the “Series B Warrants”).

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

During the three months’ period ended March 31, 2025, there were cashless exchanges of an aggregate 54,021 Series B Warrants issued in connection with the 2024 November Offerings, which resulted in the issuance of 162,062 shares of Common Stock. As these warrants were exchanged, as permitted under the respective warrant agreements, the Company did not receive any cash proceeds. The warrants were measured at fair value as of the settlement dates, and the change in fair value of $5,746 was recognized to net loss. Upon the exercise of the Series B Warrants, the fair value of the warrants exercised as of the settlement dates of $20,621 was classified to equity under additional paid-in capital.

In addition, the remaining 11 Series B Warrants and 54,032 Series A Warrants were revalued as of March 31, 2025, resulting in a reduction to the warrant liability of $2,370.

4. Commitments and Contingent Liabilities

On March 4, 2004, the Israeli Innovation Authority (the “IIA”) provided Integrity Israel with a grant of approximately $93 (NIS 420,000), for its plan to develop a non-invasive blood glucose monitor (the “Development Plan”). Integrity Israel is required to pay royalties to the IIA at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the Development Plan up to an amount equal to $93 plus interest at LIBOR from the date of grant. As to the replacement of the LIBOR benchmark rate, even though the IIA has not declared the alternative benchmark rate to replace the LIBOR, the Company does not believe it will have a significant impact. As of March 31, 2026, the remaining contingent liability with respect to royalty payment on future sales equals approximately $93 excluding interest. Such contingent obligation has no expiration date.

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

Because the acquired assets did not constitute a business under applicable accounting guidance, the transaction was treated as an asset acquisition, with no goodwill recognized. The acquired in-process research and development (IPR&D) had no alternative future use and was expensed immediately. Milestone-based share issuances are treated as contingent consideration and recognized as stock-based compensation when achievement becomes probable. On December 29, 2023, 17 shares of Common Stock were earned under the terms of the IP Agreement and were issued to Dr. Goode on February 6, 2024. On May 1, 2024, 25 shares of Common Stock were earned under the terms of the IP Agreement. On March 26, 2025, the Board determined that the third milestone was met and that an additional 42 shares of Common Stock have been earned under the terms of the IP Agreement. As of March 31, 2026, the remaining milestones were not considered probable, and no additional compensation expense had been recorded.

5. Subsequent Events

Subsequent to March 31, 2026, the Company repaid the Note Investor 50% of the net proceeds received from equity sales completed under the ELOC during the three months ended March 31, 2026.

During April 2026, the Company raised approximately $115 in gross proceeds from the issuance of 180,000 shares of Common Stock pursuant to the ELOC facility. Net proceeds, after fees and the 50% repayment to the Note Investor, was approximately $56.

During May 2026, the Company raised approximately $987 in gross proceeds from the issuance of 1,300,000 shares of Common Stock pursuant to the ELOC facility. Net proceeds, after fees, was approximately $972, as the Note Investor waived the 50% note repayment fee.

On April 13, 2026, the Company entered into an Exchange Agreement (the “First Exchange Agreement”) with the Note Investor relating to the existing promissory Note (the “Original Note”) previously issued to the Note Investor in the principal amount of $3,600.

Pursuant to the First Exchange Agreement, the Company and the Note Investor partitioned a new promissory note in the original principal amount of $600 (the “First Partitioned Note”) from the Original Note. Following such partition, the outstanding balance of the Original Note was reduced by an amount equal to the initial outstanding balance of the First Partitioned Note, and the Original Note otherwise remains in full force and effect in accordance with its terms.

Under the Exchange Agreement, the Company and the Note Investor further agreed to exchange the Partitioned Note for an aggregate of 895,000 shares of the Company’s Common Stock (the “Exchange Shares”). The exchange consisted solely of the surrender and cancellation of the First Partitioned Note in exchange for the issuance of the Exchange Shares, with no cash or other consideration paid by the Investor.

On April 29, 2026, the Company entered into a Second Exchange Agreement (the “Second Exchange Agreement” and together with the First Exchange Agreement, the “Exchange Agreements”) with the Note Investor relating to the Original Note (such note previously issued to the Investor in the principal amount of $3,600, with such principal subsequently reduced by $600 pursuant to the First Exchange Agreement).

Pursuant to the Second Exchange Agreement, the Company and the Note Investor partitioned a new promissory note in the original principal amount of $988 (the “Second Partitioned Note” and together with the First Partitioned Note, the “Partitioned Notes”) from the Original Note. Following such partition, the outstanding balance of the Original Note was reduced by an amount equal to the initial outstanding balance of the Second Partitioned Note, and the Original Note otherwise remains in full force and effect in accordance with its terms.

Under the Exchange Agreement, the Company and the Investor further agreed to exchange the Second Partitioned Note for an aggregate of 1,300,000 Exchange Shares. The exchange consisted solely of the surrender and cancellation of the Second Partitioned Note in exchange for the issuance of the Exchange Shares, with no cash or other consideration paid by the Note Investor.

The issuance of the Exchange Shares from the April 13th and April 29th Exchange Agreements is subject to a beneficial ownership limitation, which generally restricts the Company from issuing shares to the Note Investor to the extent that such issuance would cause the Note Investor and its affiliates to beneficially own more than 19.9% of the Company’s outstanding Common Stock, calculated in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). To the extent the limitation applies, the Exchange Shares may be issued in one or more tranches, and any portion of a Partitioned Note not exchanged as a result of the limitation will remain outstanding and exchangeable in accordance with the terms of the applicable Exchange Agreement.

The Partitioned Notes were issued in a private placement to the Note Investor pursuant to an exemption for transactions by an issuer not involving a public offering under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Exchange Shares were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) of the Securities Act, on the basis that (a) the Exchange Shares were issued in exchange for other outstanding securities of the Company; (b) there was no additional consideration delivered by the Note Investor in connection with the exchange; and (c) there were no commissions or other remuneration paid by the Company in connection with the exchanges.

In addition, subsequent to March 31, 2026, pre-funded warrants to purchase 60,000 shares of Common Stock previously issued to the ELOC investor as a commitment fee, were exercised, resulting in the issuance of 60,000 shares of Common Stock.

Nasdaq Listing Status

On May 11, 2026, the Company received a Staff Determination letter (the “Staff Determination”) from the Listing Qualifications Department of Nasdaq notifying the Company that Nasdaq staff (the “Nasdaq Staff”) has determined to delist its Common Stock from The Nasdaq Capital Market.

The Staff Determination stated that the bid price of the Common Stock had closed at less than $1.00 per share over the previous 30 consecutive business days, from March 27, 2026 through May 8, 2026, and that, as a result, the Company is not in compliance with Nasdaq Listing Rule 5550(a)(2), which requires listed securities to maintain a minimum bid price of $1.00 per share (the “Bid Price Rule”).

The Staff Determination further stated that, although companies are typically afforded a 180-calendar day period to regain compliance with the Bid Price Rule, the Company is not eligible for any such compliance period pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv). Nasdaq Staff cited the fact that the Company has effected a reverse stock split over the prior one-year period and have effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one. Accordingly, unless the Company requests an appeal by May 18, 2026, its Common Stock will be scheduled for delisting and suspended at the opening of business on May 20, 2026.

The Company intends to timely request a hearing before a Nasdaq Hearings Panel (the “Panel”) to appeal Nasdaq Staff’s determination.  A timely hearing request will stay any further delisting actions through the hearing process. At the hearing, the Company expects to present its plan to regain compliance with the Bid Price Rule. The Company intends to continue to monitor the closing bid price of its Common Stock and will consider available options to regain compliance with the Bid Price Rule, including potentially implementing a reverse stock split (if approved by the Company’s stockholders). There can be no assurance that the Company will be successful in its appeal, that the Panel will grant the Company’s request for continued listing, or that the Company will be able to regain compliance with the Bid Price Rule or maintain compliance with other applicable Nasdaq listing requirements. Please refer to “Risk Factors — If we are unable to continue to satisfy the applicable continued listing requirements of Nasdaq, our Common Stock could be delisted, and we and our stockholders could face significant material adverse consequences. In addition, Nasdaq has recently proposed a new $5 million market value of listed securities requirement that we may not satisfy and therefore could cause our Common Stock to be delisted by Nasdaq on an imminent basis, if approved by the SEC,” in Part II, Item 1A of this Quarterly Report for more information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. These forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies and prospects. All statements other than statements of historical fact included in this Quarterly Report, including statements regarding our future activities, events or developments, including such things as future revenues, capital raising and financing, product development, clinical trials, regulatory approval, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, projected performance and trends, and other such matters, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “may,” “will,” “could,” “would,” “should” and other similar words and phrases, are intended to identify forward-looking statements. The forward-looking statements made in this Quarterly Report are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. These statements relate only to events as of the date on which the statements are made and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. All of the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially. Risks and uncertainties, the occurrence of which could adversely affect our business, include the risks identified under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2026 (the “Annual Report”). The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report.

Overview

The Company was incorporated on May 18, 2010 under the laws of the State of Delaware. The Company is a medical device company focused on the development of an implantable continuous blood glucose monitor (“CBGM”) for persons with Type 1 diabetes and Type 2 diabetes using insulin or at risk for hypoglycemia (the “Glucotrack CBGM”).

The Company was founded with a mission to develop Glucotrack®, a non-invasive glucose monitoring device designed to help people with diabetes and pre-diabetics obtain glucose level readings without the pain, inconvenience, cost and difficulty of conventional (invasive) spot finger stick devices. The first generation Glucotrack, which successfully received CE Mark approval, obtained glucose measurements via a small sensor clipped onto one’s earlobe. A limited release beta test in Europe and the Middle East demonstrated the need for an updated product with improved accuracy and human factors. As the glucose monitoring landscape has since rapidly moved away from point-in-time measurement to continuous measurement, the Company determined in 2023 that it would focus its efforts on developing the Glucotrack CBGM. As such, the Company withdrew the CE Mark for Glucotrack and is no longer pursuing commercialization of this product or development of any further iterations.

On October 7, 2022, the Company acquired certain intellectual property related to the Glucotrack CBGM from Paul V. Goode, the Company’s Chief Executive Officer and intends to develop the technology to address the growing Type 1 and Type 2 diabetes market.

The Company is currently developing the Glucotrack CBGM for use by Type 1 diabetes patients as well as Type 2 diabetes patients using insulin or at risk for hypoglycemia. Implant longevity is key to the success of such a device. The Company has demonstrated that a 3-year longevity is feasible leveraging both in-vitro and in-silico test results. The Company has also completed multiple animal studies with initial prototype systems which demonstrated a simple implant procedure with good safety and functionality. The results of both were presented in poster form at the 2024 American Diabetes Association annual conference. During the period, two peer-reviewed scientific articles were published related to the CBGM technology. One article, published in the IEEE Sensors Journal, characterized the long-term in-vitro stability of electrochemical glucose sensors of the type used in the CBGM system, including the first year-long measurements of glucose oxidase enzyme decay reported in the literature. A second peer-reviewed article, published in The Journal of Diabetes Research, evaluated the long-term accuracy and stability of the CBGM system in an in-vivo ovine model, providing externally validated evidence supporting the long-term performance of the technology. The Company believes its technology, if successful, has the potential to be more accurate, more convenient and have a longer duration than other implantable glucose monitors that are either in the market or currently under development.

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

Subsequent to March 31, 2026, the Company submitted an Investigational Device Exemption (“IDE”) application to the U.S. Food and Drug Administration (“FDA”) to initiate a U.S. clinical study of its CBGM technology. The IDE submission represents an important milestone for the Company and reflects progress in its preclinical development and underlying technical foundation. The Company has also engaged a clinical research organization and identified trial sites in preparation for study commencement.

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

ELOC Financing

On March 12, 2026, the Company received stockholder approval to issue Purchase Shares in excess of the “Exchange Cap,” as defined in the ELOC. On March 27, 2026, the Company sold 580,000 shares of Common Stock at an average offering price of $1.03 per share pursuant to the ELOC for net proceeds of $590, after deducting fees from such sale.

Resignation of Peter C. Wulff as Chief Financial Officer

Mr. Wulff resigned as Chief Financial Officer of the Company on March 31, 2026.

Financial Overview

Operating Expenses

Research and Development

Research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses, materials, travel expenses, clinical trials and other expenses. We expect research and development expenses to increase in 2026 and beyond, primarily due to expanding clinical trial activities, hiring additional personnel, as well as the development of Glucotrack CBGM; however, we may adjust or allocate the level of our research and development expenses based on available financial resources and based on our commercial needs, including the FDA registration process, specific requirements from customers, development of new Glucotrack CBGM models and other product candidates.

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

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the three months ended March 31, 2026 compared with the same period ended March 31, 2025. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Consolidated Results of Operations for the Three Months Ended March 31, 2026 and 2025

All information below is stated in thousands of U.S. dollars.

Research and Development Expense

Research and development expenses were $2,132 for the three months ended March 31, 2026, as compared to $1,871 for the prior-year period. The increase of $261 was primarily attributable to increased expenses related to product design, development and manufacturing activities and pre-clinical animal studies.

General and Administrative Expense

General and administrative expenses were $2,071 for the three months ended March 31, 2026, as compared to $1,627 for the prior-year period. The increase of $444 is primarily attributable to increased professional fees and personnel costs.

Other (Income) Expense, net

Other expense was $131 for the three months ended March 31, 2026, as compared to $3,335 for the prior-year period. The decrease in other expense is primarily attributed to the current year reduction in the change of derivative liabilities.

Net Loss

Net loss was $4,334 for the three months ended March 31, 2026, as compared to a net loss of $6,833 for the prior-year period. The decrease in net loss is attributable primarily to the reduction in other expense discussed above.

Liquidity and Going Concern

As of March 31, 2026, we had $3,929 in cash and cash equivalents compared with $7,383 in cash and cash equivalents as of December 31, 2025. The net decrease in cash and cash equivalents was attributable to $4,048 of cash used in operating activities offset by net proceeds received from financing activities of $591.

We have a history of recurring losses, and as of March 31, 2026, we have an accumulated deficit of $156,172. During the three months ended March 31, 2026, we recorded a net loss of $4,334. Our primary requirements for liquidity have been to fund product and clinical development activities and to satisfy our general corporate and working capital needs.

Based on our operating plans, we do not expect that our current cash and cash equivalents as of March 31, 2026, will be sufficient to fund our operating cash flow needs for at least the next twelve months, assuming our programs advance as currently contemplated. Based upon this review and our current financial condition, we have concluded that substantial doubt exists as to our ability to continue as a going concern. We have raised and believe we will continue to be able to raise additional capital through debt financings, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. However, there can be no assurances that such financing will be available or will be on terms acceptable to us, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our clinical trials or other operations. If any of these events occur, our ability to achieve our operational goals would be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on commercially acceptable terms favorable to us, or at all.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026 (the “Evaluation Date”). Based on such evaluation, our principal executive and financial officer has concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is not accumulated and communicated to management, including our principal executive officer, in a manner sufficient to allow timely decisions regarding required disclosure.

The Company has identified material weaknesses in its internal control over financial reporting. As defined in Regulation 12b-2 under the Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected on a timely basis. The Company identified material weaknesses in its internal controls in the following areas: general IT controls; lack of sufficient accounting personnel and inadequate segregation of duties consistent with control objectives. None of these deficiencies resulted in a material misstatement to the Company’s interim and annual Consolidated Financial Statements for the periods ended March 31, 2026 and December 31, 2025.

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

Changes in Internal Control over Financial Reporting

Except for the material weaknesses and the remediation efforts described above, no other change in our internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. As of March 31, 2026, the Company did not have any pending claims, charges or litigation that were expected to have a material adverse impact on its financial position, results of operations or cash flows.

Item 1A. Risk Factors.

You should carefully consider the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report, which could materially affect our business, financial position, or future results of operations. Except as disclosed below, there have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial position, or future results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

On May 11, 2026, we received a Staff Determination letter (the “Staff Determination”) from the Listing Qualifications Department of Nasdaq notifying us that Nasdaq staff (the “Nasdaq Staff”) has determined to delist our Common Stock from The Nasdaq Capital Market.

The Staff Determination stated that the bid price of the Common Stock had closed at less than $1.00 per share over the previous 30 consecutive business days, from March 27, 2026 through May 8, 2026, and that, as a result, we are not in compliance with Nasdaq Listing Rule 5550(a)(2), which requires listed securities to maintain a minimum bid price of $1.00 per share (the “Bid Price Rule”).

The Staff Determination further stated that, although companies are typically afforded a 180-calendar day period to regain compliance with the Bid Price Rule, the Company is not eligible for any such compliance period pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv). Nasdaq Staff cited the fact that we have effected a reverse stock split over the prior one-year period and have effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one. Accordingly, unless we request an appeal by May 18, 2026, our Common Stock will be scheduled for delisting and suspended at the opening of business on May 20, 2026.

We intend to timely request a hearing before a Nasdaq Hearings Panel (the “Panel”) to appeal Nasdaq Staff’s determination. A timely hearing request will stay any further delisting actions through the hearing process. At the hearing, we expect to present our plan to regain compliance with the Bid Price Rule. We intend to continue to monitor the closing bid price of our Common Stock and will consider available options to regain compliance with the Bid Price Rule, including potentially implementing a reverse stock split (if approved by our stockholders). There can be no assurance that we will be successful in our appeal, that the Panel will grant our request for continued listing, or that we will be able to regain compliance with the Bid Price Rule or maintain compliance with other applicable Nasdaq listing requirements.

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

There can be no assurance that we will be able to regain compliance with the Bid Price Rule or maintain compliance with the other Nasdaq Listing Rules. If we are not able to comply with applicable Nasdaq Listing Rules, our shares of Common Stock will be subject to delisting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the quarter ended March 31, 2026, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of Integrity Applications, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 22, 2011)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 22, 2011)
3.3	Bylaws of Integrity Applications, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 22, 2011)
3.4	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2020)
3.5	Amendments to The Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022)
3.6	First Amendment to Bylaws dated June 14, 2024 (incorporated by reference to Exhibit 3.01 to the Current Report on Form 8-K filed by Glucotrack, Inc. on June 20, 2024)
3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 17, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on May 20, 2024)
3.8	Certificate of Amendment of Certificate of Incorporation of Glucotrack, Inc., dated January 3, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on January 7, 2025)
3.9	Certificate of Amendment to Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on February 3, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on February 4, 2025)
10.1	Separation Agreement and Release, dated March 27, 2026, by and between the Company and Peter C. Wulff (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed by Glucotrack, Inc. on March 30, 2026)
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2026

GLUCOTRACK, INC.

By:	/s/ Paul V. Goode
Name:	Paul V. Goode
Title	Chief Executive Officer
(Principal Financial Officer)

