Form 10-Q
period 2026-06-30
Glucotrack, Inc.
filed 2026-08-14
CIK 1506983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 14, 2026 10,578,822 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

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

GLUCOTRACK INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLUCOTRACK INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of US dollars except share data)

	June 30, 2026	December 31, 2025
	Unaudited
Current Assets
Cash and cash equivalents	$1,124	$7,383
Other current assets	257	284
Total current assets	1,381	7,667

Operating lease right-of-use asset, net	19	33
Property and equipment, net	95	138
TOTAL ASSETS	$1,495	$7,838

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$1,116	$1,317
Operating lease liability, current	19	28
Promissory notes	1,692	3,182
Other current liabilities	161	246
Total current liabilities	2,988	4,773

Non-Current Liabilities
Derivative financial liabilities	-	1
Operating lease liability, non-current	-	5
Loans from stockholders	248	231
Total liabilities	3,236	5,010

Commitments and contingent liabilities (Note 4)

Stockholders’ Equity (Deficit)
Common Stock of $0.001 par value (“Common Stock”):
250,000,000 shares authorized as of June 30, 2026 and as of December 31, 2025; 6,259,279 and 910,688 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	6	1
Additional paid-in capital	158,187	151,080
Receipts on account of shares	-	3,544
Accumulated other comprehensive income	52	41
Accumulated deficit	(159,986)	(151,838)
Total stockholders’ equity (deficit)	(1,741)	2,828

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,495	$7,838

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands of US dollars except share data) (unaudited)

	Six-month period ended June 30,		Three-month period ended June 30,
	2026	2025	2026	2025
Operating expenses
Research and development expenses	$4,148	$5,021	$2,016	$3,150
General and administrative expenses	3,455	3,273	1,384	1,646
Total operating expenses	7,603	8,294	3,400	4,796

Operating loss	7,603	8,294	3,400	4,796
Other (income) expense
Change in fair value of derivative Liabilities	(1)	3,269	-	(107)
Other (income) expense, net	546	92	414	96
Finance income, net	-	(66)	-	(29)

Net Loss	8,148	11,589	3,814	4,756

Other comprehensive income:
Foreign currency translation adjustment	(11)	(65)	(8)	(29

Comprehensive loss for the period	$8,137	$11,524	$3,806	$4,727

Basic and diluted net loss per common stock	$2.44	$34.81	$0.76	$9.62

Weighted average number of common stock used in computing basic and diluted loss per common stock	3,332,919	332,931	5,009,085	494,504

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands of US Dollars except share data)

	In thousands of US Dollars (except share data)
	Common Stock					Accumulated
	Numbers of Shares	Amount		Additional Paid-in Capital	Receipts on account of shares	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

Balance as of December 31, 2025 (Audited)	910,688		$1	$151,080	$3,544	$41	$(151,838)	$2,828
Loss for the period	-		-	-	-	-	(8,148)	(8,148)
Other comprehensive income	-		-	-	-	11	-	11
Stock-based compensation	-		-	120	-	-	-	120
Issuance of common stock for debt	2,195,000		2	1,753	-	-	-	1,755
Exercise of warrants into common stock	60,000		(*)	(*)	-	-	-	-
Issuance of common stock upon exercise of pre-funded warrants	1,033,591		1	3,544	(3,544)	-	-	1
Issuance of common stock upon completion of ELOC financing, net of offering expenses	2,060,000		2	1,690	-	-	-	1,692

Balance as of June 30, 2026 (Unaudited)	6,259,279		$6	$158,187	$-	$52	$(159,986)	$(1,741)

Balance as of December 31, 2024 (Audited)	13,409	$	(*)	$119,230	$228	$(8)	$(132,450)	$(13,000)
Loss for the period	-		-	-	-	-	(11,589)	(11,589)
Other comprehensive income	-		-	-	-	49	-	49
Stock-based compensation	-		-	80	-	-	-	80
Issuance of common stock upon the completion of public offerings, net of offering expenses of $539	665,052		1	10,714	-	-	-	10,715
Stock split adjustment	58,886		(*)	-	-	-	-	-
Cashless exchange of warrants into common shares	162,063		(*)	20,625	-	-	-	20,625
Balance as of June 30, 2025 (Unaudited)	899,410		$1	$150,649	$228	$41	$(144,039)	$6,880

Balance as of March 31, 2026 (Unaudited)	2,524,279		$3	$155,274	$-	$44	$(156,172)	$(851)
Loss for the period	-		-	-	-	-	(3,814)	(3,814)
Other comprehensive income	-		-	-	-	8	-	8
Stock-based compensation	-		-	59	-	-	-	59
Issuance of common stock for debt	2,195,000		2	1,753	-	-	-	1,755
Exercise of warrants into common stock	60,000		(*)	(*)	-	-	-	-
Issuance of common stock upon completion of ELOC financing, net of offering expenses	1,480,000		1	1,101	-	-	-	1,102
Balance as of June 30, 2026 (Unaudited)	6,259,279		$6	$158,187	$-	$52	$(159,986)	$(1,741)

Balance as of March 31, 2025 (Unaudited)	426,648	$	(*)	$146,290	$228	$28	$(139,283)	$7,263
Loss for the period	-		-	-	-	-	(4,756)	(4,756)
Other comprehensive income	-		-	-	-	13	-	13
Stock-based compensation	-		-	40	-	-	-	40
Issuance of common stock upon the completion of public offerings, net of offering expenses	414,785		(*)	4,319	-	-	-	4,320
Stock split adjustment	57,977		(*)	-	-	-	-	-
Balance as of June 30, 2025 (Unaudited)	899,410		$1	$150,649	$228	$41	$(144,039)	$6,880

(*)	Represents amount lower than $1.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

GLUCOTRACK INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US Dollars)

	Six-month period ended June 30,
	2026	2025
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	$(8,148)	$(11,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43	19
Stock-based compensation	120	80
Amortization of original issue discount related to promissory note	298	-
Loss on extinguishment of debt	266	-
Change in fair value of derivative liability	(1)	3,269
Amortization of debt discount and interest expense related to promissory notes	-	5
Loss on warrant repurchase	-	95
Changes in assets and liabilities:
Other current assets	27	(371)
Accounts payable	(201)	1,652
Other current liabilities	(68)	157
Net cash used in operating activities	(7,664)	(6,683)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(9)
Net cash used in investing activities	-	(9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of pre-funded warrants	1	-
Net proceeds from ELOC financing	1,692	-
Payment of promissory note	(299)
Net proceeds from underwritten U.S. public offerings	-	10,715
Series A warrant repurchase	-	(160)
Net cash provided by financing activities	1,394	10,555

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	11	65

Change in cash and cash equivalents, and restricted cash	(6,259)	3,928

Cash and cash equivalents, and restricted cash at beginning of the period	7,383	5,627

Cash and cash equivalents, and restricted cash, end of period	$1,124	$9,555

	Six-month period ended June 30,
	2026	2025
	(Unaudited)
Supplemental disclosure of cash flow activities:

(a) Net cash paid during the quarter for:

Interest	$15	$81

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

GLUCOTRACK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands of US Dollars)

1. Organization and Business

The Company

The Company was incorporated on May 18, 2010 under the laws of the State of Delaware. The Company is a holding company with two operating subsidiaries: (1) Lokahi Therapeutics, Inc., a Nevada corporation (“Lokahi”), a clinical stage biopharmaceutical company focused on developing innovative therapies for inflammation and pain management, including LT-100, an intradermally administered bee venom-based toxin for knee osteoarthritis and multiple sclerosis; and (2) Glucotrack Technologies Inc., a Nevada corporation (“Glucotrack Technologies”), a medical device company focused on the development of an implantable continuous blood glucose monitor (“CBGM”) for persons with Type 1 diabetes and Type 2 diabetes using insulin or at risk for hypoglycemia (the “Glucotrack CBGM”).

On July 14, 2026 (the “Closing Date”), the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Glucotrack Merger Sub, Inc., Lokahi , Glucotrack Technologies, and Paul V. Goode, solely in his capacity as representative for Glucotrack Technologies. The transactions contemplated by the Merger Agreement are referred to herein as the “Business Combination” and the closing of the Business Combination is referred to herein as the “Closing”. Immediately prior to the Closing, articles of merger (the “Articles of Merger”) were filed with the Secretary of State of the State of Nevada. Pursuant to the Articles of Merger, Merger Sub merged with and into Lokahi (the “Merger”), with Lokahi surviving as a direct wholly owned subsidiary of the Company. The Closing occurred simultaneously with the execution and delivery of the Merger Agreement on the Closing Date For additional information regarding the Business Combination, see Note 5, “Subsequent Events,” in this Quarterly Report on Form 10-Q.

Immediately prior to the Closing, the Company transferred to Glucotrack Technologies all assets and liabilities relating to the Company’s operating business, which is focused on the design, development, and commercialization of novel technologies for people with diabetes, including the development of the Glucotrack Continuous Blood Glucose Monitor, a long-term implantable system that continually measures blood glucose levels, featuring a sensor longevity of approximately three (3) years, no on-body wearable component, and minimal calibration requirements (the “CBGM Business”). The assets transferred to Glucotrack Technologies included (i) all intellectual property, know-how, and proprietary information used in or necessary to the CBGM Business, (ii) all employees of the Company prior to Closing, (iii) all operations of the CBGM Business, and (iv) all cash and cash equivalents of the Company on hand as of the Closing Date (collectively, the “Contributed Assets”). Following the Closing, each of Lokahi and Glucotrack Technologies are operating subsidiaries of the Company.

Lokahi Therapeutics Inc.

Lokahi is a clinical stage biopharmaceutical company developing LT-100, an intradermally administered bee venom-based toxin. Lokahi’s primary focus is on developing innovative therapies addressing inflammation and pain management symptoms associated with knee osteoarthritis and, to a lesser extent, multiple sclerosis. LT-100 is currently marketed and sold by Apimeds Inc. in South Korea as “Apitoxin” for the treatment of osteoarthritis; however, Lokahi is not associated with the market, sale, or revenues generated from Apitoxin in South Korea, and LT-100 has not yet been approved by the FDA for any indication. Lokahi has also established the ai² platform to support business development, opportunity evaluation, and talent development activities, which is used to identify and assess therapeutic, biotechnology, medical device, and other healthcare-related opportunities for potential acquisition, licensing, strategic partnership, or development.

Glucotrack Technologies Inc.

Glucotrack Technologies was founded with a mission to develop Glucotrack®, a non-invasive glucose monitoring device designed to help people with diabetes and pre-diabetics obtain glucose level readings without the pain, inconvenience, cost and difficulty of conventional (invasive) spot finger stick devices. The first generation Glucotrack, which successfully received CE Mark approval, obtained glucose measurements via a small sensor clipped onto one’s earlobe. A limited release beta test in Europe and the Middle East demonstrated the need for an updated product with improved accuracy and human factors. As the glucose monitoring landscape has since rapidly moved away from point-in-time measurement to continuous measurement, Glucotrack Technologies determined in 2023 that it would focus its efforts on developing the Glucotrack CBGM. As such, Glucotrack Technologies withdrew the CE Mark for Glucotrack and is no longer pursuing commercialization of this product or development of any further iterations.

Glucotrack Technologies is currently developing the Glucotrack CBGM for use by Type 1 diabetes patients as well as Type 2 diabetes patients using insulin or at risk for hypoglycemia. Implant longevity is key to the success of such a device. Glucotrack Technologies has demonstrated that a 3-year longevity is feasible leveraging both in-vitro and in-silico test results. Glucotrack Technologies has also completed multiple animal studies with initial prototype systems which demonstrated a simple implant procedure with good safety and functionality. The results of both were presented in poster form at the 2024 American Diabetes Association annual conference. In 2024, two peer-reviewed scientific articles were published related to the CBGM technology. One article, published in the IEEE Sensors Journal, characterized the long-term in-vitro stability of electrochemical glucose sensors of the type used in the CBGM system, including the first year-long measurements of glucose oxidase enzyme decay reported in the literature. A second peer-reviewed article, published in The Journal of Diabetes Research, evaluated the long-term accuracy and stability of the CBGM system in an in-vivo ovine model, providing externally validated evidence supporting the long-term performance of the technology. Glucotrack Technologies believes its technology, if successful, has the potential to be more accurate, more convenient and have a longer duration than other implantable glucose monitors that are either in the market or currently under development.

Liquidity and Going Concern

To date, the Company has not yet commercialized the Glucotrack CBGM. Further development and commercialization efforts are expected to require substantial additional expenditure. Therefore, the Company is dependent upon external sources for financing its operations. As of June 30, 2026, the Company has incurred an accumulated deficit of $159,986. In addition, the Company has generated operating losses and negative cash flow from operations since inception. As of June 30, 2026, the balance of cash and cash equivalents amounted to $1,124.

During the six months ended June 30, 2026, the Company raised $1,693 through the sale of shares of its Common Stock, par value $0.001 per share (the “Common Stock”). The Company plans to finance its operations through the sale of equity securities (and/or debt securities). There can be no assurance that the Company will succeed in obtaining the necessary financing or generating sufficient revenue from sale of its Glucotrack CBGM in order to continue its operations as a going concern.

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

Nasdaq Listing Status

On May 11, 2026, the Company received a Staff Determination letter (the “Staff Determination”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it no longer complied with Nasdaq Listing Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share (the “Bid Price Rule”), and that Nasdaq staff (the “Nasdaq Staff”) had determined to delist the Company’s securities from The Nasdaq Capital Market. The Company timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”) to appeal, which stayed further delisting actions. On May 15, 2026, the Company received a second letter from Nasdaq notifying the Company that, based on its Form 10-Q for the period ended March 31, 2026, the Company no longer meet the $2,500,000 minimum stockholders’ equity requirement under Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”) or the alternatives of market value of listed securities or net income from continuing operations. This deficiency became an additional basis for delisting and will be considered in the Panel’s decision regarding the Company’s continued listing. At the hearing on June 18, 2026, the Company presented its plan to regain compliance with the Bid Price Rule and the Minimum Stockholders’ Equity Requirement. As expected, on July 30, 2026, the Company received an additional Staff Determination from Nasdaq confirming that the Company’s Business Combination with Lokahi will constitute a business combination that results in a “Change of Control” pursuant to Listing Rule 5110(a). Accordingly, the post-transaction entity will be required to satisfy all of Nasdaq’s initial listing criteria and complete Nasdaq’s initial listing process prior to the conversion of the Preferred Stock issued in connection with the Business Combination. There can be no assurance that the Company will be successful in its appeal, that the Panel will grant the Company’s request for continued listing, that the Company’s initial listing application will be approved, or that the Company will regain or maintain compliance with applicable Nasdaq listing requirements. See the section entitled “Risk Factors – Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our Common Stock” for more information.

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

The results for the six months’ period ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period or for any future period.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all short-term investments, which are highly liquid investments with original maturities of three months or less at the date of purchase, to be cash equivalents. As of June 30, 2026, and December 31, 2025, the Company held no restricted cash.

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

Warrants classified as derivative liabilities

Upon initial recognition of Series A Warrants (the “Series A Warrants”) and Series B Warrants (the “Series B Warrants”) that were issued in November 2024 as part of an equity issuance and debt conversions, management considered the provisions of ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity and determined that the settlement amount of Series A Warrants and Series B Warrants might not be based on an exchange of a fixed number of shares for a fixed amount of consideration and thus such warrants are not eligible to be considered as indexed to the Company’s own shares. Accordingly, the Series A Warrants and Series B Warrants were accounted for as warrant derivative liabilities at fair value and the changes in fair values are carried to profit or loss. In accordance with ASC 210-10-20, the warrant derivative liability is presented as a noncurrent liability since its settlement will require the issuance of shares and not the use of any resources that are properly classified as current assets.

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

The Company used Level 3 inputs for the valuation methodology of the warrant derivative liabilities. The derivative liabilities are adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense accordingly. During the six months ended June 30, 2026, the Company recognized a reduction to the change in fair value of derivative liabilities of $1. During the three and six month period ending June 30, 2025, the Company recognized a change in fair value of derivative liabilities of $107, and $3,269, respectively.

The following table provides a reconciliation of the beginning and ending balances of the Series A Warrants and Series B Warrants classified as derivative liabilities for the three and six months ended June 30, 2026 and 2025, respectively:

Fair Value of Significant Unobservable Inputs (Level 3)

Warrant
Liability
For the six months ended June 30, 2026
Balance – December 31, 2025	$1
Fair value adjustments – Derivative financial liability	(1)
Balance – June 30, 2026	-

For the six months ended June 30, 2025
Balance – December 31, 2024	$17,421
Fair value adjustments – Derivative financial liability	3,376
Cashless exchange of warrants into common shares	(20,620)
Balance – March 31, 2025	$177
Fair value adjustments – Derivative financial liability	(107)
Series A Warrant repurchase	(65)
Balance – June 30, 2025	$5

Basic and Diluted Loss Per Share

Basic net loss per share of Common Stock is computed as net loss divided by the weighted average number of shares of Common Shares outstanding for the period. The Company’s diluted net loss per share of Common Stock is the same as its basic net loss per share because it incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options and warrants would have an anti-dilutive effect. As of June 30, 2026 and 2025, stock options and shares issuable upon the conversion of warrants of 2,214,800 and 9,235, respectively, have been excluded from the computation of diluted shares outstanding.

	June 30,
	2026	2025
Common stock options	16,499	274
Shares issuable upon the conversion of warrants	2,198,301	8,961
Total	2,214,800	9,235

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which requires public entities to provide enhanced disclosures about the nature of certain expenses presented in the income statement, including the disaggregation of expenses such as employee compensation, depreciation and amortization, and other significant expense categories, as applicable. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements.

3. Significant Transactions

A – Promissory Note

On September 12, 2025 (the “Issue Date”), the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”), with an investor (the “Note Investor”), pursuant to which the Company issued a Promissory Note (the “September 2025 Note”) to the Investor in the principal amount of $3,600 for a purchase price of $3,000. The Note was amended effective September 12, 2025, to remove the convertible feature.

The September 2025 Note bears no interest, has an original issue discount of $600, is an unsecured obligation of the Company and will rank equal in right of payment with the Company’s existing and future unsecured indebtedness. The September 2025 Note is due and payable on the twelve (12) month anniversary of the Issue Date. The Company may prepay the September 2025 Note at any time without the requirement for consent of the Note Investor.

Since the September 2025 Note bears no stated interest and was issued at a discount, the Company has recognized the original issue discount of $600 as imputed interest expense over the term of the September 2025 Note using the effective interest method, in accordance with the authoritative guidance. This imputed interest is being amortized over the one-year term of the September 2025 Note.

During the three and six months ended June 30, 2026, the Company amortized $150 and $298 of the original issue discount to interest expense, respectively. As of June 30, 2026, the unamortized discount was $120, and the carrying amount of the September 2025 Note was $1,692.

As previously disclosed in the form 8-K filed by the Company with the SEC on September 11, 2025, the Company entered into a purchase agreement with Sixth Borough Capital Fund, LP (“Sixth Borough”) establishing an equity line of credit (the “6B ELOC”). Under the terms of the 6B ELOC, the Company has the right, but not the obligation, to sell to Sixth Borough, and Sixth Borough is obligated to purchase, up to $20.0 million of the Company’s Common Stock (the “Purchase Shares”), subject to the terms and conditions set forth therein. Pursuant to the Note Purchase Agreement, the Company was required to pay 100% of the net proceeds (after commission) it receives from the sale of Purchase Shares under the 6B ELOC towards repayment of the September 2025 Note, until the Company obtained stockholder approval (the “Stockholder Approval”) to issue Purchase Shares in excess of the “Exchange Cap,” as defined in the 6B ELOC. The Company obtained Stockholder Approval on March 12, 2026. Following Stockholder Approval, the Company is required to apply 50% of the net proceeds (after commissions) from any subsequent sales of Purchase Shares under the 6B ELOC to repay the September 2025 Note.

During the three months ended June 30, 2026, the Company repaid $299 of principal outstanding under the September 2025 Note. In addition, during the three months ended June 30, 2026, the Company and the Note Investor entered into note exchange agreements pursuant to which the Note Investor exchanged $1,588 of outstanding September 2025 Note principal for 2,195,000 shares of the Company’s Common Stock. On the respective exchange dates, the fair value of the Common Stock issued exceeded the principal amount of the September 2025 Note exchanged by $266. Accordingly, the Company recognized a loss on extinguishment of debt of $266 during the three months ended June 30, 2026.

In addition, during the three months ended June 30, 2026, pre-funded warrants to purchase 60,000 shares of Common Stock previously issued to the 6B ELOC investor as a commitment fee, were exercised, resulting in the issuance of 60,000 shares of Common Stock.

The September 2025 Note contains certain specified events of default, the occurrence of which would entitle the Note Investor to immediately demand repayment of all outstanding principal on the September 2025 Note such as certain events of bankruptcy and insolvency. The September 2025 Note does not contain any affirmative and restrictive covenants by the Company. The Note Purchase Agreement includes customary representations, warranties, and conditions precedent of both parties.

The September 2025 Note was issued in a private placement to the Note Investor pursuant to an exemption for transactions by an issuer not involving a public offering under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

During the three months ended June 30, 2026, the Company entered into two exchange agreements with the Note Investor, pursuant to which the Note Investor exchanged an aggregate of $1,588 of outstanding September 2025 Note principal for 2,195,000 shares of the Company’s Common Stock. The exchanges were effected in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act.

B – Equity and Common Issuances

Current Year

6B ELOC Financing

During the six months ended June 30, 2026, the Company sold 2,060,000 shares of Common Stock pursuant to the 6B ELOC, generating net proceeds of $1,692 after deducting related offering fees.

During the three months ended June 30, 2026, the Company sold 1,480,000 shares of Common Stock pursuant to the 6B ELOC, generating net proceeds of $1,102 after deducting related offering fees.

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

During the six months ended June 30, 2026, the Company received $1 from the exercise of 1,033,591 Pre-Funded Warrants.

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

Registered Direct Offering

On February 4, 2025, the Company entered into a securities purchase agreement with certain institutional investors, relating to the registered direct offering and sale of an aggregate of 43,968 shares of Common Stock. The net proceeds to the Company from the offering were approximately $2,752, after deducting fees owed to the placement agent and other offering expenses. The February 2025 offering closed on February 5, 2025.

Dawson James acted as the placement agent for the offerings pursuant to a placement agency agreement, dated February 4, 2025, by and between the Company and Dawson James.

C – Warrant Net Share Exchange into Common Stock

Prior Year

On November 12, 2024, the Company commenced a best efforts public offering, and concurrent with the offering entered into a private placement, collectively (the “2024 November Offerings”) where the Company issued an aggregate of (i) 8,359 Series A Warrants and (ii) 8,359 Series B Warrants.

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

On June 30, 2025, the Company repurchased 49,668 of its Series A Warrants from existing warrant holders for $160. The fair value of the Series A Warrants on the date of exercise was $65, resulting in a loss on repurchase of $95.

During the three and six month period ending June 30, 2025, the Company recognized a change in fair value of derivative liabilities of $107, and $3,269, respectively.

4. Commitments and Contingent Liabilities

On March 4, 2004, the Israeli Innovation Authority (the “IIA”) provided Integrity Israel with a grant of approximately $93 (NIS 420,000), for its plan to develop a non-invasive blood glucose monitor (the “Development Plan”). Integrity Israel is required to pay royalties to the IIA at a rate ranging between 3-5% of the proceeds from the sale of the Company’s products arising from the Development Plan up to an amount equal to $93 plus interest at LIBOR from the date of grant. As to the replacement of the LIBOR benchmark rate, even though the IIA has not declared the alternative benchmark rate to replace the LIBOR, the Company does not believe it will have a significant impact. As of June 30, 2026, the remaining contingent liability with respect to royalty payment on future sales equals approximately $93 excluding interest. Such contingent obligation has no expiration date.

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

Because the acquired assets did not constitute a business under applicable accounting guidance, the transaction was treated as an asset acquisition, with no goodwill recognized. The acquired in-process research and development (IPR&D) had no alternative future use and was expensed immediately. Milestone-based share issuances are treated as contingent consideration and recognized as stock-based compensation when achievement becomes probable. On December 29, 2023, 17 shares of Common Stock were earned under the terms of the IP Agreement and were issued to Dr. Goode on February 6, 2024. On May 1, 2024, 25 shares of Common Stock were earned under the terms of the IP Agreement. On March 26, 2025, the Board determined that the third milestone was met and that an additional 42 shares of Common Stock have been earned under the terms of the IP Agreement. As of June 30, 2026, the remaining milestones were not considered probable, and no additional compensation expense had been recorded.

5. Subsequent Events

Business Combination

A - General Description of the Merger Agreement

On July 14, 2026 (the “Closing Date”), the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Glucotrack Merger Sub, Inc., a Nevada corporation (“Merger Sub”), Lokahi Therapeutics, Inc., a Nevada corporation (“Lokahi”), Glucotrack Technologies Inc., a Nevada Corporation (“Glucotrack Technologies”), and Paul V. Goode, solely in his capacity as representative for Glucotrack Technologies (the “Glucotrack Technologies Representative”). The transactions contemplated by the Merger Agreement are referred to herein as the “Business Combination” and the closing of the Business Combination is referred to herein as the “Closing”.

Pursuant to the terms and conditions of the Merger Agreement, immediately prior to the Closing, articles of merger (the “Articles of Merger”) were filed with the Secretary of State of the State of Nevada (such time of the filing of the Articles of Merger, the “Effective Time”), in accordance with the Nevada Revised Statutes (the “NRS”). Pursuant to the Articles of Merger, Merger Sub was merged with and into Lokahi (the “Merger”), with Lokahi surviving the Merger (the resulting entity, the “Surviving Corporation”). As a result of the Merger, Lokahi became a direct wholly owned subsidiary of the Company. At the Effective Time, all of the property, rights, privileges, powers and franchises of Lokahi and Merger Sub vested in the Surviving Corporation and all of the debts, liabilities and duties of Lokahi and Merger Sub became the debts, liabilities and duties of the Surviving Corporation. The Closing occurred simultaneously with the execution and delivery of the Merger Agreement on the Closing Date.

Transaction Consideration

At the Effective Time, by virtue of the Merger and without any action on the part of Lokahi, the Company, Merger Sub or the holder of any existing common stock of Lokahi (the “Existing Lokahi Common Stock”): (i) each share of common stock of Merger Sub, issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and nonassessable share of common stock of Lokahi; and (ii) each share of Existing Lokahi Common Stock issued and outstanding immediately prior to the Effective Time was canceled and converted into the right to receive a portion of the Merger Consideration (as defined below), consisting of (A) shares of Common Stock, such that the aggregate number of shares of Common Stock issued to all holders of Existing Lokahi Common Stock equaled 19.99% of the total number of shares of Common Stock issued and outstanding as of the date of the Merger Agreement, and (B) shares of Series A convertible preferred stock, par value $0.001 per share, of the Company (the “Preferred Stock”), with each holder of such shares receiving, for each share of Existing Lokahi Common Stock held immediately prior to the Effective Time, a pro rata portion of the Merger Consideration, such that, immediately following the Effective Time, the holders of Existing Lokahi Common Stock collectively hold, on a fully-diluted and as-converted to Common Stock basis, 90.0% of the total issued and outstanding equity securities of the Company calculated on a fully diluted basis (the “Lokahi Allocation”); provided, however, that any dilution attributable to Bridge Shares (as defined in the Merger Agreement) and PIPE Shares (as defined in the Merger Agreement) shall be borne solely by the Lokahi Allocation, such that the Company’s existing stockholders shall, in no event, hold less than 10.0% of the total issued and outstanding equity securities of the Company on a fully diluted basis immediately following the Effective Time (the “Stockholder Floor”). The shares of Common Stock, Preferred Stock, and common stock of Lokahi issued pursuant to the terms of the Merger Agreement are collectively referred to as the “Merger Consideration.” As of the date of this report, the Company has issued 1,159,842 shares of Common Stock and 694,679 shares of Preferred Stock as Merger Consideration. The remaining 151,358 shares of Common Stock and 90,655 shares of Preferred Stock have not yet been issued because they underlie options that were originally granted by Lokahi on June 11, 2026 (the “Merger Options”). Following the Business Combination, each Merger Option is exercisable for approximately 1.1597 shares of Common Stock and 0.6946 shares of Preferred Stock at an exercise price of $0.01.

Proxy Statement and Stockholder Meeting

Following the Closing, the Company is obligated to prepare and file with the SEC a proxy statement on Schedule 14A under the Exchange Act in connection with the solicitation of proxies from the Company’s stockholders for the approval of the following matters (collectively, the “Proposals”): (i) the approval, for purposes of Nasdaq Listing Rules 5635(a), 5635(b) and 5635(d), of the issuance of (a) shares of Common Stock issuable upon conversion of the Preferred Stock pursuant to the Conversion (as defined below), and (b) the Floor True-Up Shares (as defined below), and (ii) such other proposals as are required by applicable law, the Company’s organizational documents, and the applicable rules of Nasdaq (as amended or supplemented from time to time, the “Proxy Statement”). The Company is required to use its reasonable best efforts to (i) respond to any comments of the SEC with respect to the preliminary Proxy Statement, (ii) cause the definitive Proxy Statement (the “Definitive Proxy Statement”) to be filed with the SEC as promptly as reasonably practicable following the resolution of any such SEC comments or, if no comments are received, following the expiration of the applicable SEC review period, and (iii) cause the Definitive Proxy Statement to be disseminated to the Company’s stockholders in compliance with applicable law. As promptly as reasonably practicable after the Closing Date, the Company is obligated to duly call, give notice of, convene and hold a meeting of stockholders (the “Stockholder Meeting”) for the purpose of obtaining stockholder approval of the Proposals (the “Merger Stockholder Approval”). The Company is obligated to use its reasonable best efforts to cause the Stockholder Meeting to occur as promptly as reasonably practicable after the Definitive Proxy Statement is filed. The Proxy Statement shall include the recommendation of the Board that stockholders vote in favor of each of the Proposals.

Within five (5) business days after the later of (i) the date on which the Merger Stockholder Approval has been obtained and (ii) the date on which the Trading Market Approval (as defined below) has been obtained, the Company will cause the Preferred Stock to be converted into the applicable number of shares of Common Stock, in accordance with the terms of the Certificate of Designation (as defined below) of the Preferred Stock (the “Conversion”).

Representations and Warranties

The Merger Agreement contains a number of representations and warranties made by the Company, Lokahi, and Merger Sub as of the date of the Merger Agreement or other specific dates solely for the benefit of certain of the parties to the Merger Agreement, which in certain cases are subject to specified exceptions and materiality, Lokahi Material Adverse Effect or Company Material Adverse Effect (each as defined in the Merger Agreement), knowledge and other qualifications contained in the Merger Agreement or in information provided pursuant to certain disclosure schedules to the Merger Agreement. The representations and warranties made under the Merger Agreement did not survive the Closing.

In the Merger Agreement, Lokahi made certain customary representations to the Company including among others, related to the following: (1) corporate matters, including due organization, existence and good standing; (2) corporate authority, approval and binding effect relating to execution and delivery of the Merger Agreement and other ancillary documents and non-contravention; (3) government approvals; (4) capitalization; (5) financial statements and internal controls; (6) compliance with laws and permits; (7) absence of certain changes and events; (8) no undisclosed liabilities; (9) information supplied; (10) litigation; (11) contracts; (12) employee benefits; (13) labor and employment; (14) taxes; (15) intellectual property; (16) data protection; (17) information technology; (18) real property; (19) anti-bribery and trade compliance; (20) insurance; (21) competition regulation; (22) environmental matters; (23) brokers; and (24) affiliate agreements.

In the Merger Agreement, the Company and Merger Sub made certain customary representations and warranties to Lokahi, including among others, related to the following: (1) corporate matters, including due organization, existence and good standing; (2) corporate authority, approval and binding effect relating to execution and delivery of the Merger Agreement and other ancillary documents, non-contravention and governmental approvals; (3) compliance with laws; (4) employee benefit plans; (5) indebtedness; (6) taxes; (7) brokers; (8) SEC reports, financial statements and the Sarbanes-Oxley Act; (9) business activities and absence of certain changes; (10) information supplied and the Proxy Statement; (11) litigation; (12) no outside reliance; (13) capitalization; (14) Nasdaq quotation; (15) affiliate agreements; (16) anti-bribery and economic sanctions; and (17) labor and employment.

Covenants of the Parties

The Merger Agreement contains a number of covenant obligations of the Company, Lokahi, and Glucotrack Technologies as of the date of the Merger Agreement or other specific dates, as further set forth below.

Under the Merger Agreement, Lokahi made, among other things, the following covenants: (1) deliver to the Company, within seventy-five (75) days after the Closing Date, unaudited interim financial statements prepared in accordance with GAAP and Regulation S-X, along with any other financial statements required for the Proxy Statement, including pro forma financials; (2) make its officers and employees reasonably available to assist the Company and its counsel with drafting the Proxy Statement and responding to SEC comments; (3) promptly notify the Company of any developments that would render the Proxy Statement materially misleading and cooperate to correct such disclosures; (4) prior to execution of the Merger Agreement, obtain board and stockholder approval by written consent for the Merger Agreement, the Business Combination, and the appointment of the Company’s chief executive officer; and (5) consummate a private placement offering in an aggregate amount of up to $30,000 (a “Private Placement Offering”), with gross proceeds of no less than $10,000 at an initial closing to occur within 15 days after the Closing (the “PIPE Initial Closing”).

Under the Merger Agreement, the Company made, among other things, the following covenants: (1) provide Lokahi reasonable access to its properties, books, and personnel from Closing until the Conversion is effective (the “Conversion Effective Time”); (2) indemnify and hold harmless current and former directors and officers of both parties for pre-Closing matters to the fullest extent permitted by law and organizational documents, including advancement of expenses; (3) maintain directors’ and officers’ liability insurance that provides (i) extended coverage for pre-Closing directors and officers for six years after the Effective Time and (ii) ongoing coverage for post-Closing directors and officers on terms customary for a company whose equity is listed on Nasdaq; (4) from and after the Closing until the Conversion Effective Time (the “Interim Period”), operate its business in the ordinary course consistent with past practice, comply with applicable laws, and take commercially reasonable measures to preserve its business organization, retain key employees, and maintain control and condition of material assets; (5) take all actions necessary to effect all post-Closing director and officer appointments; (6) simultaneously with or immediately prior to the Closing, cause the existing business of the Company to be transferred to and ring-fenced within Glucotrack Technologies, a wholly-owned subsidiary of the Company, and promptly following the Closing, and in any event within five (5) business days following the Closing, cause all of the assets and liabilities of the Company existing immediately prior to the Closing that relate to the CBGM Business (as defined below) to be transferred to Glucotrack Technologies (the “Glucotrack Technologies Assets”), including (A) all intellectual property, know-how, and proprietary information used in or necessary to the CBGM Business as of the Closing Date, (B) all employees of the Company as of the Closing Date, (C) all operations of the CBGM Business, and (D) all cash and cash equivalents of the Company on hand as of the Closing Date, the purpose of which shall be to continue the current business of the Company, which is focused on the design, development, and commercialization of novel technologies for people with diabetes, including, but not limited to, the development of the Glucotrack Continuous Blood Glucose Monitor (the “CBGM Business”); (7) for twelve (12) months following the Closing (the “Post-Closing Period”), the Company shall cause the CBGM Business to be preserved and operated in a manner consistent in all material respects with the past practices of the Company prior to the Closing; (8) take all actions necessary to effect all post-Closing director appointments of Glucotrack Technologies; (9) during the Interim Period and until the Conversion Effective Time, use its reasonable best efforts to maintain compliance with all applicable continued listing requirements of Nasdaq (including all minimum bid price, minimum market value, and corporate governance requirements), promptly notify Lokahi in writing upon receipt of any notice from Nasdaq regarding any actual or potential non-compliance with the Nasdaq listing requirements or any threat of delisting, and in the event the Company receives any such notice, use its reasonable best efforts to cure any such non-compliance within any applicable cure or grace period provided by Nasdaq; (10) prior to the Conversion, obtain conditional approval of its listing application from Nasdaq in connection with the Business Combination Transactions, including any required new listing application due to a change in control (as contemplated in Nasdaq Listing Rule 5110(a)) (the “Trading Market Approval”), and immediately prior to the Conversion, satisfy all applicable continuing listing requirements of Nasdaq (or be granted a grace period therefrom), not have received any notice of non-compliance, and have the Common Stock, including the Merger Consideration, approved for listing on Nasdaq; and (11) as promptly as reasonably practicable following the Closing (and in any event within sixty (60) days thereafter), prepare and file with the SEC a registration statement on Form S-3 (or, if Form S-3 is not then available to the Company, on Form S-1) to register the Merger Consideration for resale by the holders thereof.

The Merger Agreement provides that, during the Post-Closing Period, the management of Glucotrack Technologies shall cause the CBGM Business to be operated in a manner consistent in all material respects with the past practices of the Company prior to the Closing. The Glucotrack Technologies Representative shall have the right to monitor the Company’s compliance with its obligations regarding Glucotrack Technologies, including receiving regular updates from the Company’s management and Glucotrack Technologies’ management, including quarterly reports on operations, financing allocations, and material developments.

Subsidiary Contribution.

Pursuant to the Merger Agreement, an aggregate of $7,000 shall be deposited into an account designated by Glucotrack Technologies and released to Glucotrack Technologies in installments as follows (the “Subsidiary Contribution”): (i) $500 on Closing; (ii) $1,500 concurrently with the PIPE Initial Closing; (iii) $1,500 upon the earliest to occur of (A) the Company’s receipt of notice or a decision from Nasdaq confirming satisfaction of the Nasdaq continued listing requirements or granting a grace period, (B) the official closing price of the Common Stock on Nasdaq exceeding $1.25 per share for three (3) consecutive trading days, or (C) August 30, 2026; (iv) $2,000 simultaneously with (or promptly following) the filing of the preliminary Proxy Statement with the SEC; and (v) $1,500 simultaneously with (or promptly following) the Conversion Effective Time. In addition to the Subsidiary Contribution, Glucotrack Technologies shall retain all cash and cash equivalents on the balance sheet of the Company as of the Closing Date.

Assumed Note. In connection with the Closing, Lokahi assumed all obligations and liabilities of the Company under that certain promissory note dated September 12, 2025 (the “Assumed Note”), and from and after the Closing, Lokahi is solely responsible for the payment and performance of all obligations arising under the Assumed Note.

Changes to the Board of Directors and Management

As contemplated in the Merger Agreement, the Company was required to take all actions necessary to effect, as of the Effective Time: (i) the resignation of Paul V. Goode as chief executive officer of the Company; and (ii) the appointment of Erik Emerson as chief executive officer of the Company and as a member of the Board. On July 9, 2026, the Board expanded the size of the Board from five (5) members to six (6) members, effective upon the Closing, and appointed Erik Emerson to fill the vacancy created by such expansion, effective upon the Closing. All other officers and directors of the Company serving immediately prior to the Effective Time continued in their respective positions.

Accordingly, effective as of the Effective Time, (i) Dr. Goode ceased to serve as chief executive officer of the Company and (ii) Mr. Emerson was appointed as Chief Executive Officer of the Company and as a member of the Board.

There are no family relationships between Erik Emerson and any of the Company’s other officers and directors. Except as provided in the Merger Agreement, there are no arrangements or understandings between Mr. Emerson and other persons pursuant to which he was selected as a director of the Company. Mr. Emerson has not engaged in any transaction with the Company that would be reportable as a related party transaction under Item 404(a) of SEC Regulation S-K.

Erik Emerson, age 55, is a 25-year veteran of the biopharmaceutical industry. Mr. Emerson previously served as Chief Executive Officer of Apimeds Pharmaceuticals US, Inc. (NYSE American: APUS) from September 2023 to December 2025, and as a director of the company from October 2024 to January 2026. Mr. Emerson was appointed Chief Executive Officer of Lokahi Therapeutics Inc. in December 2025. From August 2022 to October 2023, Mr. Emerson served as Chief Commercial Officer of Odyssey Neuropharma, Inc., where he led commercial strategy, forecasting, branding, marketing, and financing efforts for a Phase II asset in evaluation for the treatment of mild traumatic brain injury (concussion). He has also served as an advisory board member to NuGen Medical Devices from August 2022 to May 2023, and as a Partner at Pharmacense Consulting from May 2020 to October 2023. Mr. Emerson served as Chief Commercial Officer of Mezzion Pharmaceuticals, a Korean company establishing U.S. operations for the treatment of Single Ventricle Heart Disease following Fontan surgery, from February 2017 to January 2020. During an overlapping period, from February 2018 to November 2019, he served as Chief Commercial Officer and a board member of Adhera Therapeutics (previously known as Marina Biotech). Concurrently, from July 2017 to November 2019, he served as Executive Chairman and Chief Executive Officer of BioMauris LLC, a software entity he founded to track medicinal marijuana products from seed to sale, built on technology adapted from his prior venture, Symplmed. Prior to founding BioMauris, Mr. Emerson served as President and Chief Executive Officer of Symplmed Pharmaceuticals & Technologies from July 2013 to May 2018. From May 2010 to July 2013, he served as Senior Director of Commercial Development at Xoma Ltd. He was the Director of Marketing, Cardiopulmonary Division, at Gilead Sciences from May 2007 to May 2010. Mr. Emerson began his career in sales, sales training, and marketing with King Pharmaceuticals from May 2001 to May 2007, ultimately serving as Senior Product Manager – Cardiometabolic. Mr. Emerson received a Bachelor of Science in Political Science from the University of Oregon in 1993. The Board believes that Mr. Emerson’s experience in the biopharmaceutical industry, including his prior service as a chief executive officer, chief commercial officer, and board member at multiple life sciences companies, qualifies him to serve on the board of directors of the Company.

Following the Conversion Effective Time, except as otherwise agreed in writing by Lokahi and the Company, and conditioned upon the occurrence of the Conversion, the Company shall take all actions necessary or appropriate to cause certain individuals identified by Lokahi to be elected as members of the Board and to be the executive officers of the Company, effective as of the Conversion Effective Time.

Survival

None of the covenants and agreements of the parties contained in the Merger Agreement survived the Closing, except for (a) those covenants and agreements that by their terms expressly apply in whole or in part after the Closing and then only with respect to any breaches after the Closing and (b) Article X (Miscellaneous) of the Merger Agreement.

Post-Closing Actions

Conversion of Preferred Stock

Within five (5) business days after the later of (i) the date on which the Merger Stockholder Approval has been obtained and (ii) the date on which the Trading Market Approval has been obtained, the Company shall cause the Preferred Stock to be converted into the applicable number of shares of Common Stock, in accordance with the terms of the Certificate of Designation.

Stockholder Floor True-Up

Simultaneously with the Conversion, if the shares of Acquiror Common Stock held by Acquiror’s existing stockholders (as of the Floor True-Up Record Date) represent less than 10.0% of the total shares of Acquiror Common Stock outstanding immediately following the Conversion on a fully diluted basis, the Acquiror shall issue additional shares of Acquiror Common Stock (the “Floor True-Up Shares”) to such existing stockholders, pro rata in proportion to their respective holdings, in an amount sufficient to ensure that such stockholders collectively hold at least 10.0% of the outstanding equity of the Acquiror on a fully diluted basis immediately following the Conversion. “Floor True-Up Record Date” means the close of business on the date immediately prior to the Effective Time.

Conversion Deadline

The Acquiror will use its reasonable best efforts to obtain the Acquiror Stockholder Approval and the Trading Market Approval as promptly as reasonably practicable following the Closing and in any event no later than ninety (90) days following the filing of the Definitive Proxy Statement with the SEC (the “Conversion Deadline”). If such approvals are not obtained by the Conversion Deadline, the Acquiror may extend the Conversion Deadline by up to two (2) additional periods of thirty (30) days each (for a maximum of sixty (60) additional days).

B - The Bridge Financing

In connection with the Business Combination, the Company entered into a securities purchase agreement, dated July 14, 2026 (the “Purchase Agreement”), with certain investors (the “Bridge Investors”), pursuant to which the Company agreed to issue senior secured convertible promissory notes for gross proceeds of approximately $4,450 (the “Bridge Notes”) and common stock purchase warrants (the “Bridge Warrants” and, together with the Bridge Notes, the “Bridge Securities”) (such transactions, the “Bridge Financing”).

Purchase Agreement

The Purchase Agreement contains customary representations and warranties of the Company and the Bridge Investors and customary covenants, including, among other things:

Repayment From Proceeds

The Bridge Investors have the right to be repaid with 100% of the proceeds raised from asset sales, debt issuances, equity issuances, and non-refundable deposits received in connection with any asset sale, and 25% of the proceeds received from any equity line of credit agreement, until the aggregate outstanding amount and accrued interest under the Bridge Notes is paid in full. The Company is required to make such repayment within three (3) business days following receipt of any such proceeds.

Registration Rights

The Company was required to file a registration statement with the SEC covering the resale of the shares of Common Stock issuable upon conversion of the Bridge Notes and exercise of the Bridge Warrants within ten (10) days after the closing date of the Bridge Financing (the “Required Filing Registration Date”). The Company is required to use commercially reasonable efforts to cause such registration statement to be declared effective within forty-five (45) days of the closing date of the Bridge Financing (the “Required Effective Registration Date”). If the registration statement is not declared effective by the Required Effective Registration Date, the Company shall issue and deliver to the Bridge Investors a number of shares of Common Stock equal to $250 divided by the lowest traded price of the Common Stock between the closing of the Bridge Financing and the Required Effective Registration Date, and for every thirty (30) days thereafter that the registration statement is not declared effective, the Company shall issue and deliver to the Bridge Investors a number of additional shares of Common Stock equal to $250 divided by the lowest traded price of the Common Stock during such thirty (30) day period. The foregoing amounts will be paid to the Bridge Investors in cash, rather than in shares of Common Stock, unless and until the Company has obtained the Bridge Stockholder Approval permitting such issuances in excess of that threshold.

Bridge Stockholder Approval

Within thirty (30) days of the closing date of the Bridge Financing (the “Required Initial Proxy Date”), the Company was required to file a proxy statement with the SEC for the purpose of obtaining stockholder approval for the issuance of shares of Common Stock in excess of 19.99% of the outstanding Common Stock pursuant to the Bridge Financing Documents in accordance with Nasdaq Listing Rule 5635(d) (the “Bridge Stockholder Approval”). The Company is required to use commercially reasonable efforts to obtain the Bridge Stockholder Approval within sixty (60) days of the closing date (the “Required Stockholder Meeting Date”). For every thirty (30) days after the Required Stockholder Meeting Date that the stockholder meeting is not held, the Company shall issue and deliver to the Bridge Investors a number of additional shares of Common Stock equal to $250 divided by the lowest traded price of the Common Stock during such thirty (30) day period. If the Bridge Stockholder Approval is not obtained by the first Required Stockholder Meeting Date, the Company is required to cause an additional stockholder meeting to be held every sixty (60) days during the period beginning on such date and continuing 360 days thereafter until the Bridge Stockholder Approval is obtained.

Most Favored Nations

While any Bridge Notes remain outstanding, upon any issuance by the Company of its securities for cash consideration (a “Subsequent Financing”), each Bridge Investor may elect, in its sole discretion, to exchange all or some of the Bridge Securities then held for any securities or units issued in a Subsequent Financing on a dollar-for-dollar basis. The Company is required to provide each Bridge Investor with notice of any Subsequent Financing. Additionally, if in any Subsequent Financing there are any contractual provisions or side letters that provide terms more favorable to the investors therein than the terms provided under the Bridge Financing Documents, then the Company shall notify the Bridge Investors of such additional or more favorable terms and such terms, at each Bridge Investor’s option, shall become a part of the Bridge Financing Documents. Additionally, if the Company enters into any subsequent financing with another individual or entity on terms that are more favorable than those provided to the Bridge Investors, the Bridge Financing Documents shall automatically be amended to include such more favorable terms, so long as the Bridge Notes remain outstanding. The foregoing most favored nations provisions do not apply to Exempted Securities or to securities of any subsidiary.

Subsequent Equity Sales

From the closing date of the Bridge Financing until ninety (90) days following the effective date of each of the registration statement and Bridge Stockholder Approval, the Company and any subsidiary may not (i) issue, enter into any agreement to issue, or announce the issuance or proposed issuance of any shares of Common Stock or common stock equivalents, other than Exempted Securities (as defined in the Purchase Agreement), or (ii) file any registration statement or any amendment or supplement thereto, in each case other than solely with respect to securities issued pursuant to any share or option plan duly adopted for such purpose by the Board or a committee of non-employee directors established for such purpose for services rendered to the Company. While the Bridge Notes remain outstanding, the Company and its subsidiaries may not effect or enter into an agreement to effect any issuance of shares of Common Stock or common stock equivalents involving a Variable Rate Transaction without the prior written consent of the Bridge Investors. A “Variable Rate Transaction” means a transaction in which the Company (i) issues or sells any equity or debt securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of Common Stock or common stock equivalents either (A) at a conversion price, exercise price, exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the Common Stock at any time after the initial issuance of such equity or debt securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such equity or debt security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the Common Stock (including any “full ratchet” or “weighted average” anti-dilution provisions, but not including any standard anti-dilution protection for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction), (ii) issues or sells any equity or debt securities either (A) at a price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the Common Stock (other than standard anti-dilution protection for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction), or (B) that are subject to or contain any put, call, redemption, buy-back, price-reset or other similar provision or mechanism that provides for the issuance of additional equity securities of the Company or the payment of cash by the Company, or (iii) enters into any agreement, including an “equity line of credit” (other than the ELOC Purchase Agreement) or other continuous offering or similar offering of Common Stock or common stock equivalents, whereby the Company may sell shares of Common Stock or common stock equivalents at a future determined price. The Bridge Investors are entitled to obtain injunctive relief against the Company to preclude any such issuance involving a Variable Rate Transaction, which remedy is in addition to any right to collect damages. The foregoing restrictions on subsequent equity sales do not apply to Exempted Securities (as defined in the Purchase Agreement) or to securities issued by any subsidiary of the Company.

Notes and Bridge Warrants

The Bridge Notes include an original issue discount of 22%, bear interest at a rate of 8% per annum, and mature nine (9) months from the date of issuance. The Bridge Notes are convertible, following Bridge Stockholder Approval, at a conversion price equal to the lower of (i) the Nasdaq Minimum Price (as defined in the Purchase Agreement) and (ii) 80% of the lowest daily volume weighted average price of the Common Stock during the fifteen (15) trading days immediately preceding the conversion notice, subject to a floor price equal to 20% of the Nasdaq Minimum Price as of the date of issuance of the Bridge Notes.

The Bridge Warrants provide 125% coverage of the principal amount of the Bridge Notes, are exercisable for a period of five (5) years from the date of issuance, and have an exercise price per share equal to $35,000 divided by the total number of outstanding shares of Common Stock as of the applicable date of exercise.

Security Agreement

In connection with the Bridge Financing, the Company entered into a security agreement (the “Security Agreement”) granting the Bridge Investors a first priority security interest in all assets of the Company and its subsidiaries (excluding the Glucotrack Technologies Assets) to secure the obligations under the Bridge Notes.

Support Agreement

In connection with the Bridge Financing, on July 14, 2026, White Lion Capital, LLC entered into a Voting Support Agreement (the “Voting Support Agreement”, and together with the Purchase Agreement, the Bridge Notes, the Bridge Warrants, the Security Agreement, and any other documents or agreements executed or delivered in connection therewith, collectively, the “Bridge Financing Documents”) with certain stockholders of the Company (the “Supporting Stockholders”). Pursuant to the Voting Support Agreement, each Supporting Stockholder has agreed to vote (or cause to be voted) all shares of Common Stock and other voting securities of the Company beneficially owned by such Supporting Stockholder in favor of (i) the Bridge Stockholder Approval, (ii) any capital event requiring stockholder approval, including the amendment of the Company’s certificate of incorporation to increase authorized share capital or implement a reverse stock split (a “Capital Event”), and (iii) any proposal to adjourn or postpone the stockholder meeting if there are not sufficient votes for adoption of the proposals. The Supporting Stockholders have also agreed to vote against any action, proposal, transaction or agreement that would reasonably be expected to impede, delay, or adversely affect the consummation of the transactions contemplated by the Bridge Financing Documents. The Voting Support Agreement will terminate upon the earlier of (i) the date the Bridge Stockholder Approval has been obtained and (ii) the termination of the Voting Support Agreement by written notice from White Lion Capital, LLC to the Supporting Stockholders.

On August 4, 2026, the Company closed a follow-on investment in the Bridge Financing (the “Bridge Follow-On”) with additional investors who joined the Purchase Agreement and the Security Agreement and invested aggregate gross proceeds of $3,500 in exchange for senior secured convertible promissory notes in the aggregate principal amount of approximately $4,487 (reflecting a 22% original issue discount) and common stock purchase warrants, in each case on substantially identical terms to the Bridge Notes and Bridge Warrants. Approximately $3,081 of the proceeds was used to pay off the Bridge Notes issued to the original investors on July 14, 2026.

C - The ELOC Purchase Agreement

On July 14, 2026, the Company entered into a Common Stock Purchase Agreement (the “ELOC Purchase Agreement”) with White Lion Capital, LLC (the “ELOC Investor”), pursuant to which the Company has the right, but not the obligation, to require the ELOC Investor to purchase, from time to time over a three-year period, up to $50,000 of shares of Common Stock (the “Purchase Shares”), subject to certain limitations and conditions set forth in the ELOC Purchase Agreement.

Under the ELOC Purchase Agreement, after the effectiveness of a registration statement registering the resale of shares that may be issued to the ELOC Investor, the Company may, at its discretion, direct the ELOC Investor to purchase shares of Common Stock by delivering a purchase notice. The ELOC Purchase Agreement provides for two types of purchase notices: (i) Rapid Purchase Notices, in which the purchase price is the lowest traded price of the Common Stock on the date of the notice (the “Rapid Purchase Notice Date”), with the number of shares that may be purchased limited to ten percent (10%) of the trading volume of the Common Stock on the Rapid Purchase Notice Date, with closing to occur no later than one (1) business day following the Rapid Purchase Notice Date; and (ii) VWAP Purchase Notices, in which the purchase price is ninety-seven percent (97%) of the lowest daily volume weighted average price of the Common Stock during the three (3) consecutive business days commencing on and including the date of the notice (the “VWAP Purchase Valuation Period”), with the number of shares that may be purchased limited to sixty percent (60%) of the average daily trading volume of the Common Stock over the five (5) business days immediately preceding receipt of the notice, with closing to occur no later than one (1) business day following the VWAP Purchase Valuation Period.

The Company may not require the ELOC Investor to purchase shares if such purchase would result in the ELOC Investor beneficially owning more than 4.99% of the outstanding shares of Common Stock (the “Beneficial Ownership Limitation”), which may be increased to 9.99% upon mutual written agreement. In addition, the Company may not issue more than 19.99% of the shares of Common Stock outstanding as of the date of the ELOC Purchase Agreement (the “ELOC Exchange Cap”) under the ELOC Purchase Agreement and the Commitment Warrant (as defined below), unless (i) the Company obtains stockholder approval in accordance with Nasdaq Listing Rule 5635(d) (the “ELOC Stockholder Approval” and together with the Merger Stockholder Approval and the Bridge Stockholder Approval, the “Stockholder Approvals”), (ii) the average price paid for all shares of Common Stock issued under the ELOC Purchase Agreement and the Commitment Warrant equals or exceeds $0.39912 (the “Minimum Price”), which is a price equal to the lower of (A) the Nasdaq Official Closing Price of the Common Stock immediately preceding the execution of the ELOC Purchase Agreement, or (B) the arithmetic average of the five (5) Nasdaq Official Closing Prices for the Common Stock immediately preceding the execution of the ELOC Purchase Agreement (such that, for purposes of Nasdaq, the transaction would not be “below market” and the ELOC Exchange Cap would not apply), or (iii) the Company is exempt from obtaining ELOC Stockholder Approval for the issuance of shares of Common Stock above the ELOC Exchange Cap under the rules of Nasdaq.

As consideration for the ELOC Investor’s commitment under the ELOC Purchase Agreement, the Company agreed to issue 2,505,513 shares of Common Stock as a commitment fee (the “Commitment Shares”) and a common stock purchase warrant (the “Commitment Warrant”) to purchase shares of Common Stock with an aggregate value of up to $10,000, as described in more detail below. On August 7, 2026, the Company entered into Amendment No. 1 to the ELOC Purchase Agreement, which modified the calculation of the Commitment Shares and added a true-up payment mechanism. Pursuant to Amendment No. 1, the number of Commitment Shares was calculated by dividing $1,000 (the “Commitment Fee Amount”) by the Minimum Price. The “Commitment Fee Price” is the closing price of Common Stock on the trading day immediately preceding the earlier of (i) the date on which the ELOC Registration Statement is declared effective by the SEC and (ii) the date that is 180 calendar days following the date of the ELOC Purchase Agreement (or if such date is not a trading day, the immediately preceding trading day). If the Commitment Fee Price is less than the Minimum Price, the Company will owe the ELOC Investor an amount (the “True-Up Amount”) equal to $1,000 minus the product of 2,505,513 multiplied by the Commitment Fee Price. The Company is required to pay the True-Up Amount to the ELOC Investor within one hundred twenty (120) days following the Measurement Date (as defined in the ELOC Purchase Agreement). No payment is owed if the Commitment Fee Price equals or exceeds the Minimum Price. To the extent that the issuance of Commitment Shares would result in the ELOC Investor exceeding the ELOC Exchange Cap, the Company shall not issue such Commitment Shares unless stockholder approval is obtained to issue in excess of the ELOC Exchange Cap.

The ELOC Purchase Agreement provides that if the ELOC Registration Statement is not filed within ten (10) days of the date of the ELOC Purchase Agreement (the “Required Registration Date”), the Company shall pay to the ELOC Investor $250 as liquidated damages. In addition, for each thirty (30) day period (or portion thereof) following the Required Registration Date during which the ELOC Registration Statement remains unfiled, the Company shall pay to the ELOC Investor an additional $50 as escalating liquidated damages, which amounts shall be paid by the Company within five (5) business days following the end of each such thirty (30) day period. All amounts payable constitute partial liquidated damages and not a penalty for the Company’s failure to timely file the ELOC Registration Statement, and are in addition to any other rights or remedies available to the ELOC Investor under the Registration Rights Agreement (as defined below) or applicable law.

Further, if the Company does not file with the SEC a proxy statement (or, if applicable, an information statement on Schedule 14C) in connection with the stockholder meeting required to obtain the ELOC Stockholder Approval within thirty (30) days after the date of the ELOC Purchase Agreement (the “Required Proxy Filing Date”), the Company shall pay to the ELOC Investor $250 as liquidated damages. The Company is required to obtain the ELOC Stockholder Approval as soon as reasonably practicable, but in no event later than sixty (60) days after the date of the ELOC Purchase Agreement (the “Required Stockholder Meeting Date”). If the ELOC Stockholder Approval has not been obtained by the Required Stockholder Meeting Date, the Company shall pay to the ELOC Investor an additional $50 as liquidated damages for each thirty (30) day period (or portion thereof) thereafter during which the ELOC Stockholder Approval remains unobtained, which amounts shall be paid by the Company within five (5) business days following the end of each such thirty (30) day period. All amounts payable constitute partial liquidated damages and not a penalty, and are in addition to any other rights or remedies available to the ELOC Investor under the Registration Rights Agreement or applicable law. If the ELOC Stockholder Approval is not obtained by the first Required Stockholder Meeting Date, the Company is required to cause an additional stockholder meeting to be held every ninety (90) days during the period beginning on such date and continuing 270 days thereafter until the ELOC Stockholder Approval is obtained.

The Company may terminate the ELOC Purchase Agreement at any time upon two (2) business days’ prior written notice to the ELOC Investor, provided that the Commitment Fee Amount has been fully paid and the Commitment Warrant has been issued. The ELOC Purchase Agreement contains customary representations, warranties, covenants and indemnification provisions.

Commitment Warrant

In connection with the ELOC Purchase Agreement, the Company issued to the ELOC Investor a Commitment Warrant to purchase shares of Common Stock with an aggregate value of up to $10,000 (such shares, the “ELOC Warrant Shares”). The Commitment Warrant is exercisable immediately upon issuance and will expire on the five (5) year anniversary of the date of issuance. The exercise price per share is equal to ninety-eight percent (98%) of the closing sale price of the Common Stock on the trading day prior to the exercise date.

The Commitment Warrant is subject to a beneficial ownership limitation of 4.99% of the outstanding shares of Common Stock (which may be increased to 9.99% with the consent of the Company). In addition, the holder may not exercise the Commitment Warrant on any trading day if the number of ELOC Warrant Shares to be issued would exceed five percent (5%) of the greater of (A) the trading volume of the Common Stock on the trading day before the exercise date and (B) the trading volume of the Common Stock on the exercise date.

The Commitment Warrant provides for standard adjustments in the event of stock dividends, stock splits, reclassifications, and similar events. The Commitment Warrant also contains anti-dilution protection, such that if the Company issues Common Stock or securities convertible into Common Stock at a price below the then-current exercise price (other than certain exempt issuances), the exercise price will be reduced to such lower price. In the event of a fundamental transaction (including a merger, sale of substantially all assets, or change of control), the holder will be entitled to receive the same consideration that holders of Common Stock receive in such transaction.

If at any time after the six (6) month anniversary of the date of the ELOC Purchase Agreement there is no effective registration statement registering, or no current prospectus available for, the resale of the ELOC Warrant Shares, the Commitment Warrant may be exercised on a cashless basis.

Registration Rights Agreement

In connection with the execution of the ELOC Purchase Agreement, on July 14, 2026, the Company also entered into a Registration Rights Agreement (the “ELOC Registration Rights Agreement”) with the ELOC Investor, pursuant to which the Company agreed to register for resale under the Securities Act the Purchase Shares, the Commitment Shares, and the ELOC Warrant Shares (collectively, the “ELOC Registrable Securities”).

Under the ELOC Registration Rights Agreement, the Company is required to file a registration statement on Form S-1 (or any successor form) (the “ELOC Registration Statement”) with the SEC within ten (10) days of the date of the ELOC Purchase Agreement, covering the resale of the ELOC Registrable Securities. The Company is required to use its commercially reasonable efforts to have the ELOC Registration Statement declared effective as soon as reasonably practicable after filing.

The ELOC Registration Rights Agreement contains customary representations, warranties, covenants, and indemnification provisions.

D – ELOC Financing

On July 8, 2026, the Company sold 300,000 shares of Common Stock pursuant to the 6B ELOC, generating net proceeds of $92 after deducting related offering fees.

E – Note Exchange

On July 24, 2026, the Company entered into an exchange agreement with the Note Investor, pursuant to which the Note Investor will exchange $900 of outstanding September 2025 Note principal for shares of the Company’s Common Stock. As of the date of this report, approximately $833 principal of the $900 has been exchanged for 2,859,701 shares. Each has be effected in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act.

F – PIPE Financing

On August 4, 2026, the Company entered into a Securities Purchase Agreement (the “Interim PIPE SPA”) with an investor (the “PIPE Purchaser”) for a private placement of securities (the “Interim PIPE”). At the closing, the Company issued 2,666,667 pre-funded warrants (the “Pre-Funded Warrants”) to purchase 2,666,667 shares of Common Stock (the “Pre-Funded Warrant Shares”), at a purchase price of $0.75 per warrant less the exercise price per Pre-Funded Warrant of $0.0001 per share, and Common Stock purchase warrants (the “Common Warrants” and, together with the Pre-Funded Warrants, the “Warrants”) to purchase 2,666,667 shares (the “Warrant Shares”) of Common Stock, at an exercise price of $1.50 per Warrant Share, for aggregate gross proceeds to the Company of $2,000.

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

Overview

The Company was incorporated on May 18, 2010 under the laws of the State of Delaware. The Company is a holding company with two operating subsidiaries: (1) Lokahi Therapeutics, Inc., a Nevada corporation (“Lokahi”), a clinical stage biopharmaceutical company focused on developing innovative therapies for inflammation and pain management, including LT-100, an intradermally administered bee venom-based toxin for knee osteoarthritis and multiple sclerosis; and (2) Glucotrack Technologies Inc., a Nevada corporation (“Glucotrack Technologies”), a medical device company focused on the development of an implantable continuous blood glucose monitor (“CBGM”) for persons with Type 1 diabetes and Type 2 diabetes using insulin or at risk for hypoglycemia (the “Glucotrack CBGM”).

Lokahi Therapeutics Inc.

Lokahi is a clinical stage biopharmaceutical company developing LT-100, an intradermally administered bee venom-based toxin. Lokahi’s primary focus is on developing innovative therapies addressing inflammation and pain management symptoms associated with knee osteoarthritis and, to a lesser extent, multiple sclerosis. LT-100 is currently marketed and sold by Apimeds Inc. in South Korea as “Apitoxin” for the treatment of osteoarthritis; however, Lokahi is not associated with the market, sale, or revenues generated from Apitoxin in South Korea, and LT-100 has not yet been approved by the FDA for any indication. Lokahi has also established the ai² platform to support business development, opportunity evaluation, and talent development activities, which is used to identify and assess therapeutic, biotechnology, medical device, and other healthcare-related opportunities for potential acquisition, licensing, strategic partnership, or development.

Glucotrack Technologies Inc.

Glucotrack Technologies was founded with a mission to develop Glucotrack®, a non-invasive glucose monitoring device designed to help people with diabetes and pre-diabetics obtain glucose level readings without the pain, inconvenience, cost and difficulty of conventional (invasive) spot finger stick devices. The first generation Glucotrack, which successfully received CE Mark approval, obtained glucose measurements via a small sensor clipped onto one’s earlobe. A limited release beta test in Europe and the Middle East demonstrated the need for an updated product with improved accuracy and human factors. As the glucose monitoring landscape has since rapidly moved away from point-in-time measurement to continuous measurement, Glucotrack Technologies determined in 2023 that it would focus its efforts on developing the Glucotrack CBGM. As such, Glucotrack Technologies withdrew the CE Mark for Glucotrack and is no longer pursuing commercialization of this product or development of any further iterations.

On October 7, 2022, Glucotrack Technologies acquired certain intellectual property related to the Glucotrack CBGM from Paul V. Goode, Glucotrack Technologies’ Chief Executive Officer and intends to develop the technology to address the growing Type 1 and Type 2 diabetes market.

Glucotrack Technologies is currently developing the Glucotrack CBGM for use by Type 1 diabetes patients as well as Type 2 diabetes patients using insulin or at risk for hypoglycemia. Implant longevity is key to the success of such a device. Glucotrack Technologies has demonstrated that a 3-year longevity is feasible leveraging both in-vitro and in-silico test results. Glucotrack Technologies has also completed multiple animal studies with initial prototype systems which demonstrated a simple implant procedure with good safety and functionality. The results of both were presented in poster form at the 2024 American Diabetes Association annual conference. In 2024, two peer-reviewed scientific articles were published related to the CBGM technology. One article, published in the IEEE Sensors Journal, characterized the long-term in-vitro stability of electrochemical glucose sensors of the type used in the CBGM system, including the first year-long measurements of glucose oxidase enzyme decay reported in the literature. A second peer-reviewed article, published in The Journal of Diabetes Research, evaluated the long-term accuracy and stability of the CBGM system in an in-vivo ovine model, providing externally validated evidence supporting the long-term performance of the technology. Glucotrack Technologies believes its technology, if successful, has the potential to be more accurate, more convenient and have a longer duration than other implantable glucose monitors that are either in the market or currently under development.

Further to the above progress on the Glucotrack CBGM, Glucotrack Technologies has also successfully demonstrated continuous glucose sensing in the epidural space. This latter approach is of importance for patients with diabetes already contemplating spinal cord stimulation therapy for their condition. Glucotrack Technologies believes this approach may enable integrated chronic disease management with one system that provides dual benefits of pain relief and glucose monitoring.

Glucotrack Technologies completed a first in human study in 2025. This study was an acute study intended to demonstrate device performance and safety, as well as safety of the implant and removal procedures. The study used the planned commercial version of the implantable sensor connected to an externalized prototype electronics device. Patients were monitored in hospital for 4 days. Results of the study were positive, meeting the endpoints of no serious safety events while demonstrating similar performance and accuracy as observed in longer-term animal studies. Initial results were presented in poster form at the 2025 Advanced Technologies & Treatments for Diabetes annual meeting and final results were presented in poster form at the 2025 American Diabetes Association annual conference.

Glucotrack Technologies initiated a long-term, multicenter feasibility study in Australia to evaluate the CBGM product performance and safety. The first phase of the clinical study provided early product learnings about how the complexity of certain health conditions may impact study eligibility as well as identified certain product improvements. Following a reassessment of the study in light of planned product updates and anticipated protocol modifications, Glucotrack Technologies determined that continuation of the study in its current form was no longer practical and elected to close the study.

Glucotrack Technologies submitted an Investigational Device Exemption (“IDE”) application to the U.S. Food and Drug Administration (“FDA”) in May 2026 to initiate a U.S. clinical study of its CBGM technology. The IDE submission represents an important milestone for Glucotrack Technologies and reflects progress in its preclinical development and underlying technical foundation. Glucotrack Technologies has also engaged a clinical research organization and identified the trial site in preparation for study commencement.

Glucotrack Technologies initially obtained ISO13485 certification in 2024 and successfully passed the 2025 annual audit, both efforts without any major nonconformities. ISO 13485 is an internationally agreed-upon standard of quality system requirements for the design, production, distribution, and sale of medical devices. Certification of compliance to the standard is recognized and accepted by the FDA, the European Medicines Agency (EMA), and many other regulatory authorities worldwide.

Recent Events

All information below is stated in thousands of U.S. dollars.

Business Combination

On July 14, 2026 (the “Closing Date”), we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Glucotrack Merger Sub, Inc., a Nevada corporation (“Merger Sub”), Lokahi Therapeutics, Inc., a Nevada corporation (“Lokahi”), Glucotrack Technologies Inc. (“Glucotrack Technologies”), and Paul V. Goode, solely in his capacity as representative for Glucotrack Technologies (the “Glucotrack Technologies Representative”). The transactions contemplated by the Merger Agreement are referred to herein as the “Business Combination” and the closing of the Business Combination is referred to herein as the “Closing”. Immediately prior to the Closing, articles of merger (the “Articles of Merger”) were filed with the Secretary of State of the State of Nevada. Pursuant to the Articles of Merger, Merger Sub merged with and into Lokahi (the “Merger”), with Lokahi surviving as a direct wholly owned subsidiary of the Company. The Closing occurred simultaneously with the execution and delivery of the Merger Agreement on the Closing Date. For additional information regarding the Business Combination, see Note 5, “Subsequent Events,” in this Quarterly Report on Form 10-Q.

Bridge Financing

On July 14, 2026, in connection with the Business Combination, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Bridge Investors”), pursuant to which the Company issued senior secured convertible promissory notes (the “Bridge Notes”) and common stock purchase warrants (the “Bridge Warrants”) for gross proceeds of approximately $4,450 (the “Bridge Financing”). The Bridge Notes include an original issue discount of 22%, bear interest at a rate of 8% per annum, and mature nine months from the date of issuance. The Bridge Notes and Bridge Warrants are secured by a first priority security interest in all assets of the Company and its subsidiaries (excluding the Glucotrack Technologies Assets). On August 4, 2026, the Company closed a follow-on investment in the Bridge Financing (the “Bridge Follow-On”) with additional investors who joined the Purchase Agreement and the Security Agreement and invested aggregate gross proceeds of $3,500 in exchange for senior secured convertible promissory notes in the aggregate principal amount of approximately $4,487 (reflecting a 22% original issue discount) and common stock purchase warrants, in each case on substantially identical terms to the Bridge Notes and Bridge Warrants. Approximately $3,081 of the proceeds was used to pay off the Bridge Notes issued to the original investors on July 14, 2026. For additional information regarding the Bridge Financing and the Bridge Follow-On, see Note 5, “Subsequent Events,” in this Quarterly Report on Form 10-Q.

Interim PIPE

On August 4, 2026, the Company entered into a Securities Purchase Agreement (the “Interim PIPE SPA”) with an investor for a private placement of securities (the “Interim PIPE”). At the closing, the Company issued 2,666,667 pre-funded warrants to purchase shares of Common Stock and common stock purchase warrants to purchase 2,666,667 shares of Common Stock, for aggregate gross proceeds to the Company of $2,000. For additional information regarding the Interim PIPE, see Note 5, “Subsequent Events,” in this Quarterly Report on Form 10-Q.

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

On January 3, 2025, the stockholders approved at the Special Meeting the increase in our authorized shares of Common Stock from 100,000,000 to 250,000,000, as well as the full issuance of shares of Common Stock issuable by us upon the exercise of Series A Warrants (defined below) and the cashless exchange of Series B Warrants (defined below). On February 3, 2025, we filed an amendment to our Certificate of Incorporation to increase the our authorized shares of Common Stock from 100,000,000 to 250,000,000.

June 2025 1-for-60 Reverse Stock Split

We filed with the Delaware Secretary of State a Certificate of Amendment to our Certificate of Incorporation which became effective at 4:30 p.m. on June 13, 2025, to implement a reverse stock split at a ratio of 1-for-60 (the “June 2025 Reverse Stock Split”) of the shares of our Common Stock. The June 2025 Reverse Stock Split was approved by our stockholders at the 2025 annual meeting of the stockholders on May 22, 2025.

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

6B ELOC Financing

During the six months ended June 30, 2026, we sold 2,060,000 shares of Common Stock pursuant to the 6B ELOC, generating net proceeds of $1,692 after deducting related offering fees.

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

Other (Income) Expense

Other income expense, consist primarily of the change in fair value of derivative liabilities, loss on the issuance of equity, loss on settlement of debt to equity and finance income.

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the three and six months ended June 30, 2026 compared with the same period ended June 30, 2025. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Consolidated Results of Operations for the Three Months Ended June 30, 2026 and 2025

Research and Development Expense

Research and development expenses were approximately $2,016 for the three-month period ended June 30, 2026, as compared to approximately $3,150 for the prior-year period. The decrease is attributable to a reduction in product and manufacturing costs we accrued during the period related to the development of the Glucotrack CBGM model.

General and Administrative Expense

General and administrative expenses were approximately $1,384 for the three-month period ended June 30, 2026, as compared to approximately $1,646, for the prior-year period. The decrease is primarily attributable to decreased professional fees, and personnel costs.

Other (Income) Expense, net

Other expense was $414 for the three months ended June 30, 2026, as compared to $96 for the prior-year period. The increase in other expense was primarily attributable to (i) the loss on extinguishment of debt recognized in connection with the issuance of Common Stock in exchange for the forgiveness of principal outstanding under the promissory note and (ii) the amortization of the original issue discount associated with the promissory note.

Net Loss

Net loss was $3,814 for the three months ended June 30, 2026, as compared to a net loss of $4,756 for the prior-year period. The decrease in net loss was primarily attributable to lower research and development and general and administrative expenses, as discussed above.

Consolidated Results of Operations for the Six Months ended June 30, 2026 and 2025

Research and development expenses

Research and development expenses were approximately $4,148 for the six-month period ended June 30, 2026, as compared to approximately $5,021 for the prior-year period. The decrease is attributable to a reduction in product and manufacturing costs we accrued during the period related to the development of the Glucotrack CBGM model.

General and administrative expenses

General and administrative expenses were approximately $3,455 for the six-month period ended June 30, 2026, as compared to approximately $3,273, for the prior-year period. The increase is primarily attributable to increased professional fees, personnel costs.

Change in derivative liability

The change in derivative liability was an increase of $1 for the six months ended June 30, 2026, compared with a decrease of $3,269 for the corresponding period in 2025. The decrease in the prior-year period was primarily attributable to changes in the estimated fair value of the remaining 4,368 Series A and Series B Warrants.

Other (income) expense, net

Other expense was $546 for the six-month period ended June 30, 2026, as compared to approximately $92, for the prior-year period. The increase in other expense was primarily attributable to (i) the loss on extinguishment of debt recognized in connection with the issuance of Common Stock in exchange for the forgiveness of principal outstanding under the promissory note and (ii) the amortization of the original issue discount associated with the promissory note.

Net Loss

Net loss was $8,148 for the six-month period ended June 30, 2026, as compared to $11,589 for the prior-year period. The decrease in net loss was primarily attributable to lower research and development, general and administrative and derivative expenses, as discussed above.

Liquidity and Going Concern

As of June 30, 2026, we had $1,124 in cash and cash equivalents compared with $7,383 in cash and cash equivalents as of December 31, 2025. The net decrease in cash and cash equivalents was attributable to $7,664 of cash used in operating activities offset by net proceeds received from financing activities of $1,394.

We have a history of recurring losses, and as of June 30, 2026, we have an accumulated deficit of $159,986. During the six months ended June 30, 2026, we recorded a net loss of $8,148. Our primary requirements for liquidity have been to fund product and clinical development activities and to satisfy our general corporate and working capital needs.

Based on our operating plans, we do not expect that our current cash and cash equivalents as of June 30, 2026, will be sufficient to fund our operating cash flow needs for at least the next twelve months, assuming our programs advance as currently contemplated. Based upon this review and our current financial condition, we have concluded that substantial doubt exists as to our ability to continue as a going concern. We have raised and believe we will continue to be able to raise additional capital through debt financings, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. However, there can be no assurances that such financing will be available or will be on terms acceptable to us, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our clinical trials or other operations. If any of these events occur, our ability to achieve our operational goals would be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on commercially acceptable terms favorable to us, or at all.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026 (the “Evaluation Date”). Based on such evaluation, our principal executive and financial officer has concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is not accumulated and communicated to management, including our principal executive officer, in a manner sufficient to allow timely decisions regarding required disclosure.

The Company has identified material weaknesses in its internal control over financial reporting. As defined in Regulation 12b-2 under the Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected on a timely basis. The Company identified material weaknesses in its internal controls in the following areas: general IT controls; lack of sufficient accounting personnel and inadequate segregation of duties consistent with control objectives. None of these deficiencies resulted in a material misstatement to the Company’s interim and annual Consolidated Financial Statements for the periods ended June 30, 2026 and December 31, 2025.

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

Changes in Internal Control over Financial Reporting

Except for the material weaknesses and the remediation efforts described above, no other change in our internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. As of June 30, 2026, the Company did not have any pending claims, charges or litigation that were expected to have a material adverse impact on its financial position, results of operations or cash flows.

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

On May 11, 2026, we received the Staff Determination letter from the Listing Qualifications Department of Nasdaq notifying us that Nasdaq Staff has determined to delist our Common Stock from the Nasdaq Capital Market.

The Staff Determination stated that the bid price of the Common Stock had closed at less than $1.00 per share over the previous 30 consecutive business days, from March 27, 2026 through May 8, 2026, and that, as a result, we are not in compliance with the Bid Price Rule.

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

We timely requested a hearing before the Panel to appeal Nasdaq Staff’s determination and such hearing request stayed any further delisting actions through the hearing process. At the hearing on June 18, 2026, we presented our plan to regain compliance with the Bid Price Rule and the Minimum Stockholders’ Equity Requirement (as discussed below). We intend to continue to monitor the closing bid price of our Common Stock and will consider available options to regain compliance with the Bid Price Rule, including potentially implementing a reverse stock split (if approved by our stockholders).

On May 15, 2026, we received a second letter from Nasdaq notifying us that our Form 10-Q for the period ended March 31, 2026, indicates that we no longer meet the $2,500,000 minimum stockholders’ equity requirement for continued listing set forth under Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”), and we do not meet the alternatives of market value of listed securities or net income from continuing operations. Accordingly, the failure to comply with the Minimum Stockholders’ Equity Requirement has become an additional basis for delisting. The Nasdaq Staff further notified us that failure to meet the Minimum Stockholders’ Equity Requirement will be considered in its decision regarding our continued listing on the Nasdaq Capital Market. We presented our views with respect to this additional deficiency to the Panel at the hearing on June 18, 2026. On July 30, 2026, we received an additional Staff Determination from Nasdaq confirming that our Business Combination with Lokahi will constitute a business combination that results in a “Change of Control” pursuant to Listing Rule 5110(a). Accordingly, the post-transaction entity will be required to satisfy all of Nasdaq’s initial listing criteria and complete Nasdaq’s initial listing process prior to the conversion of the Preferred Stock issued in connection with the Business Combination. There can be no assurance that we will be successful in our appeal, that the Panel will grant our request for continued listing, that our initial listing application will be approved, or that we will be able to regain compliance with the Bid Price Rule, Minimum Stockholders’ Equity Requirement, or maintain compliance with any applicable Nasdaq listing requirements.

In addition to the foregoing requirements, Nasdaq has recently proposed a new listing requirement that would require each Nasdaq listed issuer to maintain a minimum market value of listed securities (“MVLS”) of at least $5 million. Under this proposal, if the value of an issuer’s listed securities, as measured by each applicable trading day’s closing price, continues to be less than $5 million for a period of 30 consecutive business days, Nasdaq will issue a staff delisting determination and immediately suspend trading of the issuer’s securities, with no compliance or cure period. A request for a hearing before the Nasdaq Hearings Panel does not automatically stay the suspension of trading. The Hearings Panel may reverse a determination if it concludes Nasdaq made an error or, in limited circumstances, grant an exception of up to 180 days for a company to demonstrate compliance with Nasdaq’s initial listing standards, which are generally more stringent than the continued listing standards. On July 22, 2026, the SEC approved this rule. On July 29, 2026, the MVLS rule was automatically stayed pending review by the SEC. It is not certain whether or when the MVLS rule will retake effect. Our Common Stock currently trades at levels that are below the $5 million aggregate market value threshold. As such, if the MVLS rule retakes effect, our Common Stock could be delisted by Nasdaq on this basis.

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

Risks Related to the Business Combination and Related Transactions

The Merger may not produce the anticipated benefits, and the Company may be unable to successfully integrate the acquired business.

Although the Merger has been completed, the Company may not realize the anticipated benefits of the Merger, including expected synergies, growth opportunities, or cost savings. The Company’s ability to achieve these benefits depends on a number of factors, including the successful integration of the Lokahi business, which may be more difficult, time-consuming or costly than expected.

The Company may incur additional costs and liabilities arising from the Merger.

Following the closing of the Merger, the Company may continue to incur significant costs related to integration, restructuring, professional fees, and other transaction-related expenses. In addition, the Company may be subject to liabilities arising from the Lokahi business that were not known or fully quantified at the time the Merger Agreement was entered into.

The Merger Agreement may continue to affect the Company’s operations and capital structure.

Certain provisions of the Merger Agreement, including those governing the issuance of the Merger Consideration in connection with the Business Combination, continue to apply following the closing of the Merger and may limit the Company’s flexibility with respect to capital structure, financings, or other corporate actions.

Risks Related To Lokahi

References in this sub-section to the “Company,” “we,” “us,” or “our” refer to Lokahi Therapeutics, Inc., a Nevada corporation.

Risks Related to Our Financial Position and Capital Needs

We are in the intermediate stages of clinical development for our product candidate LT-100, formerly known as Apitox, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are a clinical stage biopharmaceutical company in the process of developing LT-100, an intradermally administered bee venom-based toxin. Our focus is primarily on developing innovative therapies that address inflammation and pain management symptoms associated with knee osteoarthritis (OA) and, to a lesser extent, multiple sclerosis (MS). LT-100 is currently marketed and sold by Apimeds Inc. (“Apimeds Korea”) in South Korea as “Apitoxin” for the treatment of OA. Lokahi is not associated with the market, sale and revenues generated from Apitoxin in South Korea, and LT-100 has not yet been approved by the FDA for any indication. On August 2, 2021, we entered into a Business Agreement with Apimeds Inc. (“Apimeds Korea”), pursuant to which Apimeds Korea granted us a sublicensable, royalty-bearing license to utilize all prior clinical development data associated with LT-100, and to advance clinical research, develop, manufacture, commercialize and sell LT-100 in the United States (the “Business Agreement”).

To date, we have devoted substantially all of our resources to performing research and development, undertaking preclinical and clinical studies and enabling manufacturing activities in support of our product development efforts, hiring personnel, acquiring and developing our technology, performing business planning, establishing our intellectual property portfolio and raising capital to support and expand such activities. As an organization, we have not yet demonstrated an ability to conduct sales and marketing activities necessary for successful commercialization or arrange for a third party to conduct these activities on our behalf. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

Our current portfolio includes one product candidate, and we do not expect to generate revenue from our product candidate in the near future. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives, including with respect to our clinical candidate. We are transitioning from an early stage research and development company to a late stage development company, with a focus on delivering Phase III clinical data establishing LT-100 as a viable commercial candidate. We may not be successful in this transition.

We have incurred significant net losses since inception and anticipate that we will continue to incur substantial net losses for the foreseeable future and may never achieve profitability.

We are a clinical stage biopharmaceutical company that was formed on December 1, 2025. Investment in clinical stage companies is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidates will not gain regulatory approval or become commercially viable. We have not generated any revenue from product sales. As a result, we are not profitable and have incurred losses in each year since inception. Our net losses were $5,889,447 and $8,098,087 for the three and six months ended June 30, 2026, respectively, compared to $2,639,139 and $3,041,536 for the corresponding prior-year periods. Because we were formed on December 1, 2025, the financial information presented in these risk factors has been prepared on a standalone carve-out basis, derived from the historical financial records of our former parent Apimeds Pharmaceuticals US, Inc. (“Apimeds US”) The prior-year comparative amounts reflect periods during which we did not operate as a separate company, and include allocations of costs that may not be indicative of the results we would have achieved had we operated on a standalone basis, or of our future results. As of June 30, 2026, we had an accumulated deficit of $8,805,260 and a total stockholders’ deficit of $6,740,718.

We expect to continue to spend significant resources to fund research and development of, and seek regulatory approvals for, our product candidate. We expect to incur substantial and increasing operating losses over the next several years. As a result, our accumulated deficit will also increase significantly. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We may never be profitable and, if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will require substantial additional funding to finance our operations. If we are unable to raise additional capital when needed, we could be forced to delay, reduce or terminate certain of our development programs or other operations.

As of June 30, 2026, we had cash and cash equivalents of $53,186, total current assets of $2,289,183 against total current liabilities of $9,136,120, resulting in a working capital deficit of $6,846,937. Net cash used in operating activities was $3,624,474 for the six months ended June 30, 2026. These conditions raise substantial doubt about our ability to continue as a going concern for at least twelve months from the date of this filing, and we will require substantial additional capital to fund our current operating plans. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements or any combination of these approaches. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, including the trading price of our parent company’s common stock. Our future capital requirements will depend on many factors, including:

●	the timing, scope, progress, results and costs of research and development, testing, screening, manufacturing, preclinical development and clinical trials;

●	the outcome, timing and cost of seeking and obtaining regulatory approvals from the U.S. Food and Drug Administration, or the FDA;

●	our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty or other payments due under any such agreement;

●	any product liability or other lawsuits related to our products;

●	the expenses needed to attract, hire and retain skilled personnel;

●	the identification and pursuit of additional clinical or regulatory opportunities;

●	the costs to establish, maintain, expand, enforce and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing of any patents or other intellectual property rights; and

●	the costs of supporting our parent company’s public reporting obligations.

Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development of our product candidate or other research and development initiatives. Our license agreements may also be terminated if we are unable to meet the payment obligations or milestones under the agreements. We could be required to seek collaborators for our product candidate at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our products in markets where we otherwise would seek to pursue development ourselves.

The report of our independent registered public accounting firm included a “going concern” explanatory paragraph.

The report of our independent registered public accounting firm on our financial statements for the period from January 1, 2025, through December 31, 2025 on a standalone basis included an explanatory paragraph indicating that there was substantial doubt about our ability to continue as a going concern. If we are unable to raise additional capital as and when needed, our business, financial condition and results of operations will be materially and adversely affected, and we may be forced to delay our development efforts, limit our activities and reduce research and development costs.

If we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. The inclusion of a going concern explanatory paragraph by our independent registered public accounting firm, our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our parent company’s share price and our ability to raise new capital, enter into licensing and collaboration arrangements or other contractual relationships with third parties and otherwise execute our development strategy.

Our rights to the LT-100 program derive from a settlement agreement, and any challenge to or failure of performance under that agreement could impair our ability to develop the program.

Our rights to the LT-100 program were acquired pursuant to a Confidential Settlement and Mutual Release Agreement entered into in April 2026 among Apimeds US, MindWave Innovations Inc., us, Erik Emerson, Inscobee Inc. and Apimeds Inc., which resolved disputes arising from the December 1, 2025 merger between Apimeds US and MindWave. Under the settlement we secured the rights relating to the LT-100 program, including the associated intellectual property, regulatory materials, development data and manufacturing information. As consideration, we delivered $3 million in cash and assumed certain liabilities of Apimeds US. The assumed liabilities may prove greater than we currently estimate and satisfying them will consume cash that would otherwise be available to fund development of LT-100. Our ability to develop and commercialize LT-100 also depends on the continued effectiveness of the settlement and on the parties’ performance of their remaining obligations under it. If the settlement were challenged, rescinded or found unenforceable in whole or in part, if any party failed to perform, or if new disputes arose among the parties concerning the scope of the transferred rights or the liabilities we assumed, we could lose or have impaired our rights to some or all of the LT-100 program assets, incur substantial legal costs and management distraction, and be delayed in or prevented from advancing the program. We also remain dependent on Apimeds Korea under the Business Agreement for the licensed “Apitox” name and related rights, and the settlement does not eliminate the risks described elsewhere in these risk factors relating to that relationship.

We have identified material weaknesses in our internal control over financial reporting, and the failure to remediate these material weaknesses may adversely affect our business, investor confidence in our parent company, our financial results and the market value of our parent company’s common stock.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified a material weakness in our internal control over financial reporting. Specifically, the Company does not currently have sufficiently documented procedures or control activities in place to support a reliable financial reporting process. This includes an absence of controls over the review and approval of journal entries, segregation of duties, reconciliations, and other fundamental accounting processes.

The material weakness did not result in any material misstatements to the Company’s financial statements, and management has concluded that the Company’s financial statements and other financial information included in its Quarterly Report fairly and accurately present the Company’s financial condition, results of operations, and cash flows for the periods in accordance with GAAP.

We have begun exploring remedial efforts to address the underlying causes of the material weaknesses. There can be no assurance that any remedial efforts we take, if any, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal controls over financial reporting or prevent future material weaknesses or control deficiencies from occurring.

If the Company fails to remediate the material weaknesses or any future deficiencies, or fails to otherwise maintain the adequacy of its internal controls, that could result in a restatement of the Company’s financial statements for prior periods, a decline in the market value of the Company’s common stock, one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits, or other adverse actions requiring the Company to incur defense costs or pay fines, settlements, or judgments.

Risks Related to Our Business and Industry

The Company is reliant on its key supplier.

We contract directly with a United States company for the supply of dried bee venom and have exclusivity in the field of pharmaceutical use. The exclusivity exception is for sales of bee venom to Apimeds Korea for use outside the United States. The agreement may be terminated upon mutual written consent of both parties. Termination of this agreement, variations in their terms or the failure of our key supplier to comply with its obligations under its agreement (including if our key supplier were to become insolvent) could have a material adverse effect on the Company’s consolidated financial results and on your investment.

If we are unable to successfully develop, receive regulatory approval for, and commercialize our product candidate or future product candidates, our business will be harmed.

Our product candidate remains in clinical development, and we have not yet completed a pivotal trial. The FDA permitted our investigational new drug application for LT-100 to proceed in 2014, and we began enrolling subjects. In May 2026, we held a Type C meeting with the FDA’s Division of Anesthesiology, Addiction Medicine and Pain Medicine to discuss the proposed development pathway for LT-100. We are evaluating whether the historical administration approach requiring up to 15 intradermal injections per treatment visit can be simplified to a single subcutaneous injection per visit, and we have completed a nonclinical minipig study comparing systemic exposure following subcutaneous and intradermal administration. There is no assurance that the FDA will accept a modified administration approach, or that a single-injection presentation will prove safe or effective. Our product candidate will require additional preclinical and/or clinical development, regulatory approval, obtaining manufacturing supply, capacity, and expertise, building a commercial organization or successfully outsourcing commercialization, substantial investment, and significant marketing efforts, before we generate any revenue from product sales. We do not have any products that are approved for commercial sale, and we may never be able to develop or commercialize marketable products.

Our ability to generate revenue from our product candidate, which we do not expect will occur for several years, if ever, will depend heavily on the successful development, regulatory approval, and eventual commercialization of our product candidate. The success of our product candidate or any other product candidates that we develop or otherwise may acquire will depend on several factors, including:

●	timely and successful completion of preclinical studies and clinical trials;

●	effective INDs submitted to the FDA that allow commencement of our planned clinical trials or future clinical trials for our product candidate;

●	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;

●	successful development of, or making arrangements with third-party manufacturers for, our commercial manufacturing processes for any of our product candidates that receive regulatory approval;

●	making arrangements for the manufacturing of our product candidate for our clinical trials, and manufacturing our product candidate at an acceptable cost and on a timely basis;

●	receipt of timely marketing approvals from the FDA;

●	launching commercial sales of products, if approved;

●	acceptance of the benefits and use of our products, if approved, by patients, the medical community, and third-party payors, for their approved indications;

●	the prevalence and severity of adverse events or other safety issues experienced with our product candidate;

●	the availability, perceived advantages, cost, safety, and efficacy of alternative therapies for any product candidate, and any indications for such product candidate, that we develop;

●	our ability to produce any product candidates we develop on a commercial scale;

●	obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity for our product candidate and otherwise protecting our rights in our intellectual property portfolio;

●	maintaining compliance with regulatory requirements, including cGMP requirements;

●	obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for our products, if approved by the FDA;

●	maintaining a continued acceptable safety, tolerability and efficacy profile of the products following approval; and

●	maintaining and growing an organization of scientists and functional experts who can develop and commercialize our products and technology.

If we do not succeed with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize the product candidate we develop, which would materially harm our business. If we do not receive marketing approvals for any product candidate we develop, we may not be able to continue our operations. Even if regulatory approvals are obtained, we could experience significant delays or an inability to successfully commercialize our current and any future product candidates we develop, which would materially harm our business. If we are not able to generate sufficient revenue through the sale of any current or future product candidate, we may not be able to continue our business operations or achieve profitability.

The FDA regulatory approval process is lengthy and time-consuming and may lead to significant delays in the clinical development and regulatory approval of our product candidate.

The time required to obtain approval from the FDA is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of FDA. Any delay in obtaining FDA and/or other necessary regulatory approvals in the United States for any investigational new drug and failure to receive such approvals would have an adverse effect on the investigational new drug’s potential commercial success and on our business, prospects, financial condition, and results of operations.

We have not obtained regulatory approval for any product candidate. We have not previously submitted a Biologic License Application (“BLA”) to the FDA. It is possible that none of our current or future product candidates will ever obtain regulatory approval from the FDA. The novel nature of our product candidate may create further challenges in obtaining regulatory approval. The regulatory approval pathway for our product candidate may be uncertain, complex, expensive, and lengthy, and approval may not be obtained. In addition, factors outside our control, such as government shutdowns, natural disasters, and public health emergencies, could disrupt business at the FDA, which could result in delays of reviews, approvals and communications with FDA related to our clinical trials and product candidates.

Our current and future product candidate could fail to receive regulatory approval for many reasons, including the following:

●	the FDA may disagree with the design or implementation of our clinical trials;

●	we may be unable to demonstrate to the satisfaction of FDA that a product candidate is safe, pure, and potent for its proposed indication;

●	the results of clinical trials may not meet the level of statistical significance required by FDA for approval;

●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

●	the FDA may disagree with our interpretation of data from clinical trials or preclinical studies;

●	the data collected from clinical trials of our product candidate may not be sufficient to support the submission of a BLA to the FDA to obtain regulatory approval in the United States; and

●	FDA may find deficiencies with or fail to approve our manufacturing processes or facility or the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies.

The lengthy approval process as well as the unpredictability of clinical trial results may result in our failing to obtain regulatory approval to market any product candidate we develop, which would significantly harm our business, results of operations and prospects. FDA has substantial discretion in the approval process and in determining when or whether regulatory approval will be granted for any product candidate that we develop. Even if we believe the data collected from current or future clinical trials of our product candidate are promising, such data may not be sufficient to support approval by FDA.

Even if we obtain approval, FDA may approve any of our product candidate for fewer or more limited indications, or a more limited patient population, than we request; may grant approval contingent on the performance of costly post-approval clinical trials or other post-marketing requirements; or may approve a product candidate with labeling that does not include the claims we believe are necessary or desirable for the successful commercialization of such product candidates. Moreover, if we modify LT-100, we may have to either file a supplemental BLA with FDA or receive FDA approval for a comparability protocol or obtain other regulatory approval. These requirements may be costly and time-consuming, and FDA ultimately may not approve of such changes.

FDA may also change its policies, promulgate additional regulations, revise existing regulations, or take other actions that may prevent or delay approval of our future products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained.

We may encounter substantial delays in our clinical trials or may not be able to conduct our trials on the timelines we expect.

Clinical testing is expensive, time consuming and subject to uncertainty. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. Even if these trials begin as planned, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely completion of clinical development include:

●	inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of clinical trials;

●	delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for advanced clinical trials;

●	delays in reaching a consensus with regulatory agencies on study design;

●	delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;

●	delays in obtaining required institutional review board (“IRB”), approval at each clinical study site;

●	imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an IND application or amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from an inspection of our clinical study operations or study sites;

●	developments on trials conducted by competitors for related technology that raises FDA concerns about risk to patients of the technology broadly; or if the FDA finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;

●	disruptions caused by any future pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned clinical trials;

●	delays in adding a sufficient number of trial sites;

●	our ability to recruit suitable patients to participate in our clinical trials, which may be affected by, among other factors, patient eligibility and exclusion criteria defined in the protocol, the severity and difficulty of diagnosing the disease under investigation, the size of the patient population required for analysis of the trial’s primary endpoints, the proximity of patients to study sites, and the design of the trial;

●	failure by our CROs, other third parties or us to adhere to clinical study requirements;

●	failure to perform in accordance with the FDA’s good clinical practice, or GCP, requirements or applicable regulatory guidelines in other jurisdictions;

●	transfer of manufacturing processes to any new CMO or our own manufacturing facilities or any other development or commercialization partner;

●	patients dropping out of a study;

●	occurrence of side effects associated with our product candidate that are viewed to outweigh their potential benefits;

●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

●	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;

●	the cost of clinical trials being greater than we anticipate;

●	clinical studies producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical studies or abandon product development programs;

●	delays or failure to secure supply agreements with suitable raw material suppliers, or any failures by suppliers to meet our quantity or quality requirements for necessary raw materials; and

●	delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of drug for use in clinical studies or the inability to do any of the foregoing.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes, we may be required to or we may elect to conduct additional studies to bridge our modified products to earlier versions. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our products and may harm our business and results of operations.

Our programs for which we intend to seek approval as biologics may face competition sooner than anticipated.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the “ACA”), includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a highly similar or “biosimilar” product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product.

We believe that any of our programs approved as biologics under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our programs to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

Because LT-100 represents a novel approach to the treatment of symptoms for knee OA, there are many uncertainties regarding the development, market acceptance, third-party reimbursement coverage and commercial potential of our product candidate.

Because our candidate represents a novel approach to the treatment of the inflammation and pain management symptoms associated with knee OA, there are many uncertainties related to the development, marketing, reimbursement and the commercial potential for LT-100. There can be no assurance as to the length of the clinical trials, the number of patients the FDA will required to be enrolled in the trials in order to establish the safety, efficacy, purity and potency of antibody products or that the design of or data generated in these trials will be acceptable to the FDA to support marketing approval.

In addition, the FDA may take longer than usual to come to a decision on any BLA that we submit and may ultimately determine that there is insufficient data, information or experience with our product candidates to support an approval decision. The FDA may also require that we conduct additional post-marketing studies or implement risk management programs, such as risk evaluation and mitigation strategies until more experience with our product candidate is obtained. Finally, after increased usage, we may find that our product candidate does not have the intended effect or have unanticipated side effects, potentially jeopardizing initial or continuing regulatory approval and commercial prospects.

Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials. Our product candidates may not have favorable results in later clinical trials, if any, or receive regulatory approval.

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical test and Phase I and Phase II clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical or animal studies and early clinical trials does not ensure that later large-scale efficacy trials will be successful, nor does it predict final results. For example, we may be unable to identify suitable animal disease models for our product candidates, which could delay or frustrate our ability to progress clinical studies or obtain marketing approval. Our product candidates may fail to show the desired safety and efficacy in clinical development despite having progressed through preclinical and initial clinical trials.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks, delays. and failures in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including changes in regulatory policy during the period of our product candidate development.

Regulatory approval for any approved product is limited by the FDA to those specific indications and conditions for which clinical safety and efficacy have been demonstrated.

Any regulatory approval is limited to those specific diseases and indications for which a product is deemed to be safe and effective. If the FDA or any regulatory authority limits the scope of our indication, or if we are unable to obtain FDA approval for any desired future indications for our products, our ability to effectively market and sell our products may be reduced and our business may be adversely affected. Further, we are only permitted to promote our products for those indications that the FDA specifically approves and are restricted from making communications regarding uses not approved and described in the product’s labeling. If our promotional activities fail to comply with these regulations or guidelines, we may be subject to advisory or enforcement action by these authorities. In addition, our failure to follow FDA requirements or guidelines relating to promotion and advertising may cause the FDA to suspend or withdraw an approved product from the market, require a recall or institute fines, or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our business.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and management resources, we must focus on development programs and product candidates that we identify for specific indications. As such, we are currently primarily focused on the development of LT-100 for the treatment of the inflammation and pain management symptoms associated with knee OA. As a result, we may forego or delay pursuit of opportunities with other product candidates or other indications for these product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuation rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We may not be successful in identifying and acquiring or in-licensing future product candidates, which could adversely affect our ability to grow our business.

Our current portfolio includes only one product candidate, LT-100, and our long-term success depends in part on our ability to identify, evaluate, acquire or in-license, and develop additional product candidates. We seek to identify potential future product candidates in part through the ai² platform, which utilizes evaluation methodologies, research processes, academic collaborations, and analytical tools to support the review of potential opportunities. Evaluations may include assessments of scientific rationale, clinical development status, intellectual property, regulatory considerations, commercial opportunity, competitive landscape, and strategic fit. Through the ai² Futures Lab, a program within the ai² platform, we partner with universities to give students hands-on exposure to the strategic side of biopharma while generating findings that may be reviewed as part of our business development activities. The ai² Futures Lab functions as both a discovery engine for potential therapeutic assets and a training ground for the next generation of biotech and business leaders. However, there can be no assurance that these efforts will successfully identify viable product candidates, or that any opportunities we identify will ultimately result in product candidates that we are able to acquire, in-license, develop, or commercialize. Competition for attractive product candidates is intense, and we may not be able to identify attractive product candidates on favorable terms, or at all. Even if we are able to identify potential product candidates, we may not have the resources or capabilities to acquire or develop them, and we may face competition from other companies with greater resources. Our inability to identify, acquire, or in-license future product candidates would limit our growth potential and could have a material adverse effect on our business, financial condition, and results of operations.

If any potential future product candidate is approved and our CMO fails to produce the product in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the commercialization of this product candidate or be unable to meet market demand and may lose potential revenues.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, and the use of specialized processing equipment. Any termination or disruption of any current or future relationships relating to product development may materially harm our business and financial condition and frustrate any commercialization efforts for affected current or future product candidates.

Any current or future CMOs we engage must comply with strictly enforced federal, state and foreign regulations, including cGMP requirements enforced by the FDA through its establishment inspection program. Despite the existence of CMO agreements and shared cGMP responsibilities our contract CMO may ignore these contractual provisions, or otherwise fail to meet the minimum standards set forth in the cGMP regulations, resulting in manufacturing non-compliance. This may go unnoticed or uncorrected despite our best efforts to regulatory audit or confirm the CMOs regulatory responsibilities. Any failure to comply with applicable regulations may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval, and would limit the availability of our product. Any manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recalls, re-stocking costs, damage to our reputation and potential for product liability claims.

If the CMOs upon which we rely to manufacture any current products, and any potential product candidates we may in-license or acquire, fail to deliver the required commercial quantities on a timely basis at commercially reasonable prices, we would likely be unable to meet demand for our products and we would lose potential revenues.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidate to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA notification, or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, and jeopardize our ability to commence sales and generate revenue.

Our clinical trials may fail to demonstrate substantial evidence of the safety and efficacy of our product candidates, or serious adverse or unacceptable side effects may be identified during the development of our product candidates, which could prevent, delay or limit the scope of regulatory approval of our product candidates, limit their commercialization, increase our costs or necessitate the abandonment or limitation of the development of some of our product candidates.

To obtain the requisite regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex, and expensive preclinical testing and clinical trials that our product candidates are safe, pure and potent for use in each target indication. These trials are expensive and time consuming, and their outcomes are inherently uncertain. Failures can occur at any time during the development process. Preclinical studies and clinical trials often fail to demonstrate safety or efficacy of the product candidate studied for the target indication, and most product candidates that begin clinical trials are never approved.

We cannot commercialize product candidates in the United States without first obtaining regulatory approval from the FDA. Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of LT-100, we must demonstrate through lengthy, complex and expensive preclinical and clinical trials that LT-100 is both safe and effective for each targeted indication. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Further, a product candidate may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude its obtaining marketing approval. The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other data. A product candidate could be delayed in receiving, or fail to receive, regulatory approval for many reasons.

Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in us failing to obtain regulatory approval to market.

The regulatory approval processes of the FDA and other regulatory authorities are inherently unpredictable. If we are not able to obtain, or experience delays in obtaining, required regulatory approvals, we will not be able to commercialize LT-100 in the United States.

If any current or future product candidates are associated with undesirable side effects, toxicities, or other negative characteristics, we may need to abandon such products’ development or limit development to more narrow uses or subpopulations. Such side effects may affect patient recruitment or the ability of enrolled patients to complete the trial and could result in potential product liability claims. Many compounds that show initial promise in early-stage testing are later found to cause side effects that prevent further development. If our clinical trials reveal severe or prevalent side effects, our trials could be suspended or terminated, we may be unable to recruit patients and enrolled patients may be unable to complete the trials, and the FDA or comparable foreign regulatory authorities could order issue a clinical hold or order us to cease further development or deny approval of the product candidate. Candidates may be harmed, which could significantly harm our business prospects.

All of our current and future products are subject to and will remain subject to substantial regulatory scrutiny even after receiving regulatory approval.

The preclinical and clinical development, testing, manufacture, safety, efficacy, labeling, storage, recordkeeping, and subsequent advertising, promotion, sale, marketing, and distribution, if approved, of our product candidate is subject to extensive regulation by the FDA and other regulatory authorities in the United States and elsewhere. These regulations also vary in important, meaningful ways from country to country. We are not permitted to market a potential drug in the United States until we receive approval of an NDA from the FDA for such drug. We have not received an NDA approval from the FDA for LT-100. There can be no guarantees with respect to our product candidate or future product candidates that clinical studies will adequately support an NDA, that the products will receive necessary regulatory approvals, or that they will prove to be commercially successful.

Further, any current or future product candidates we may license or acquire will be subject to ongoing regulatory and compliance requirements and oversight by the FDA and other regulatory authorities. These requirements include labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and other licensed medical professionals and recordkeeping of the drug.

The Food and Drug Administration Amendments Act of 2007 granted significant expanded authority to the FDA, much of which was aimed at improving the safety of drug products before and after approval. The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling.

The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our products for only their approved indications, we may be subject to enforcement action for off-label marketing. While physicians and other healthcare providers may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote the products is limited to those indications that are specifically approved by the FDA. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the U.S. generally do not regulate the practice of medicine, including the clinical behavior of physicians and other healthcare providers in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use.

Violations of the Federal Food, Drug and Cosmetic Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

●	restrictions on such products, operations, manufacturers or manufacturing processes;

●	restrictions on the labeling or marketing of a product;

●	restrictions on product distribution or use;

●	requirements to conduct post-marketing studies or clinical trials;

●	warning letters;

●	withdrawal of the products from the market;

●	refusal to approve pending applications or supplements to approved applications that we submit;

●	recall of products;

●	fines, restitution or disgorgement of profits;

●	suspension or withdrawal of marketing or regulatory approvals;

●	suspension of any ongoing clinical trials;

●	denial of permits to import or export our products;

●	product seizure; or

●	injunctions or the imposition of civil or criminal penalties.

Public concern regarding the safety of any of our current or future drug products could delay or limit our ability to obtain regulatory approval, result in the inclusion of unfavorable information in our labeling, or require us to incur additional costs.

In light of widely publicized events concerning the safety risk of certain drug products, the FDA, members of Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products, and the establishment of risk management programs. The increased attention to drug safety issues may result in a more cautious approach by the FDA in its review of data from our clinical trials. Data from clinical trials may receive greater scrutiny, particularly with respect to safety, which may make the FDA or other regulatory authorities more likely to require additional preclinical studies or clinical trials. If the FDA requires us to conduct additional preclinical studies or clinical trials prior to approving any other potential future product candidate, our ability to obtain such product candidate will be delayed. If the FDA requires us to provide additional clinical or preclinical data following the approval of any potential future product candidate, the indications for which such product candidate is approved may be limited or there may be specific warnings or limitations on dosing, and our efforts to commercialize potential future product candidate may be otherwise adversely impacted.

We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the product we are commercializing or product candidates we develop, our commercial opportunities will be negatively impacted. Our product candidate will, if approved, also compete with existing branded, generic and off-label products.

The development and commercialization of new drug products is highly competitive. Numerous companies are engaged in developing products for the treatment of osteoarthritis pain and inflammation, which we expect will compete with LT-100. We face competition with respect to our product candidate from many different sources, including major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide and existing treatments. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than our products. Our competitors also may obtain FDA approval or other regulatory authority approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

In addition, our ability to compete may be affected in many cases by insurers or other third-party payers, particularly Medicare, seeking to encourage the use of generic products. Generic products are currently being used for certain of the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years.

Many of the companies against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified sales, marketing scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Even if we obtain regulatory approval of our products, the product may not gain market acceptance among regulators, advisory boards, physicians, patients, third-party payors and others in the medical community.

Even if our product receives marketing approval, it may fail to receive recommendations for use by regulators or advisory boards that recommend products, or gain market acceptance by physicians, patients, third-party payors and others in the medical community. If our product candidate does not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of any product, if approved for commercial sale, will depend on a number of factors, including but not limited to:

●	the success of any potential clinic studies during the drug development process;

●	physicians, hospitals, third-party payors and patients considering our products as safe and effective;

●	the prevalence and severity of any side effects;

●	product labeling or product insert requirements of the FDA or comparable foreign regulatory and advisory bodies;

●	limitations or warnings contained in the labeling approved by the FDA or comparable foreign regulatory and advisory bodies;

●	the timing of market introduction of our products as well as competitive products;

●	the cost of treatment in relation to alternative treatments;

●	the availability of coverage and adequate reimbursement and pricing by third-party payors, including government authorities;

●	the willingness of patients to pay out-of-pocket in the absence of coverage and adequate reimbursement by third-party payors, including government authorities;

●	relative convenience and ease of administration, including as compared to competitive products and alternative treatments; and

●	the effectiveness of our sales and marketing efforts.

Our ability to effectively promote and sell our products and any other current or future product candidates we may develop, license or acquire in the marketplace will also depend on pricing and cost effectiveness, including our ability to produce a product at a competitive price and achieve acceptance of the product onto formularies, as well as our ability to obtain sufficient third-party coverage or reimbursement. Since many insurance plans are members of group purchasing organizations, which leverage the purchasing power of a group of entities to obtain discounts based on the collective buying power of the group, our ability to attract customers in the marketplace will also depend on our ability to effectively promote any current or future product candidates to group purchasing organizations. We will also need to demonstrate acceptable evidence of safety and efficacy, as well as relative convenience and ease of administration. Market acceptance could be further limited depending on the prevalence and severity of any expected or unexpected adverse side effects associated with our current or any future product candidates. If any current or future product candidates are approved but do not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue from these products, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of any current or future product candidates may require significant resources and may never be successful.

Further, in both domestic and foreign markets, our any future product sales will depend in part upon the availability of coverage and reimbursement from third-party payors. Such third-party payors include government health programs such as Medicare, managed care providers, private health insurers and other organizations. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to the satisfaction of target customers and their third-party payors. Such studies might require us to commit a significant amount of management time and financial and other resources. Our current or future products might not ultimately be considered cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

Adverse effects or other undesirable or unacceptable side effects caused by our product candidate could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. In such an event, our clinical trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidate. Such side effects could also affect trial recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. The data safety monitoring board may also suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. If serious adverse or unacceptable side effects are identified during the development of any of any current or future product candidates, we may need to abandon such products’ development or limit development to more narrow uses or subpopulations. The need to show a high degree of safety and tolerability when dosing healthy individuals could result in rare and even spurious safety findings, negatively impacting a program prior to or after commercial launch. Adverse effects or other undesirable or unacceptable side effects caused by our product may cause us or the FDA to recall product or remove a product from the marketplace.

Any of these occurrences may harm our business, financial condition and prospects significantly.

Upon completion of Phase III clinical programs, we plan to develop a sales organization, and there is no assurance our marketing and sales organization will be successful.

If we are unable to successfully establish marketing and sales capabilities, we may not be able to generate product revenue. The development of an in-house marketing organization and sales force will require significant capital expenditures, management resources and time, and we will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. There can be no assurance that our in-house sales and distribution capabilities will be successful.

If we are unable or decide not to successfully establish internal sales, marketing and distribution capabilities, we will pursue collaborative arrangements regarding the sales and marketing of our products; however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our products ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our products.

We are highly dependent on our key personnel, and if we are not able to retain these members of our management team or recruit and retain highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel. There is currently a significant strain on our managerial, operational and financial resources. The loss of the services of our executive officers, other key employees and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business. We conduct substantially all of our operations at our facilities in the San Diego Area. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability as a result of the clinical testing of our product candidate and will face an even greater risk if we commercialize any products. For example, we may be sued if our products cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for our products;

●	injury to our reputation;

●	withdrawal of clinical trial participants;

●	initiation of investigations by regulators;

●	costs to defend the related litigation;

●	a diversion of management’s time and our resources;

●	substantial monetary awards to trial participants or patients;

●	product recalls, withdrawals or labeling, marketing or promotional restrictions;

●	loss of revenue;

●	exhaustion of any available insurance and our capital resources;

●	the inability to commercialize any products; and

●	a decline in our share price.

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with corporate collaborators. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. Assuming we obtain clinical trial insurance for our clinical trials, we may have to pay amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have experienced extreme volatility and disruptions in the past several years. Such volatility and disruptions have caused and may continue to cause severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

Our business could be adversely affected by the effects of health epidemics in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of potential clinical trial sites or other business operations. Any future pandemic could materially affect our operations, including at our headquarters in the San Diego area.

Health epidemics in regions where we have concentrations of potential clinical trial sites or other business operations could adversely affect our business, including by causing significant disruption in the operations of our CMO and other third parties upon whom we rely.

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures, reckless and/or negligent conduct or unauthorized activities that violates (i) the laws and regulations of the FDA and other regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities, (ii) manufacturing standards, (iii) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States, and (iv) laws that require the true, complete and accurate reporting of financial information or data.

In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation.

It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government-funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations, any of which could have a negative impact on our business, financial condition, results of operations and prospects. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

Risks Related to Our Reliance on Third Parties

We rely on our ai² Futures Lab program and collaborations with universities and academic institutions to help identify potential future product candidates, and if these efforts are unsuccessful, our ability to grow our business may be adversely affected.

As described elsewhere in these risk factors, we utilize the ai² platform, including the ai² Futures Lab program, to help identify potential future product candidates through collaborations with universities and academic institutions. Because we rely on these third-party academic partners for a portion of our business development activities, we are exposed to risks inherent in such collaborations.

The success of the ai² Futures Lab program depends on numerous factors outside of our control, including the continued willingness of universities and academic institutions to collaborate with us, the availability and quality of participating institutions, and the performance of student teams. Universities and academic institutions may terminate or decline to renew their participation, may prioritize other research initiatives, or may impose restrictions on the use or commercialization of findings generated through the program. Student participants have competing academic and professional demands and may not complete their projects or may produce analyses that do not meet our quality standards or identify commercially viable opportunities.

If our collaborations with universities and academic institutions are terminated, reduced in scope, or fail to generate useful findings, we may need to devote additional internal resources to business development activities, which could divert management attention and financial resources from our core development programs. Our inability to successfully leverage these academic collaborations could limit our growth potential and have a material adverse effect on our business, financial condition, and results of operations.

We currently rely on third-party manufacturing and a single-source supplier to supply raw materials and components for, and manufacture, our product candidate. Our inability to have sufficient quantities of our product candidate manufactured, or our failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.

Efficient and scalable manufacturing and supply is a vital component of our business strategy. We currently do not own or operate any manufacturing facilities. We have developed, in collaboration with third parties manufacturing processes that we believe can scale to address clinical and commercial supply. However, our assumptions as to our ability and our CMOs ability to produce our product candidate at the scale needed for clinical development and commercial demand may prove to be wrong. If we encounter problems in our manufacturing processes or in our ability to scale to address commercial drug supply, our business would be materially adversely affected.

The manufacturing process for a drug is subject to FDA or comparable foreign regulatory authority review. Our suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as Current Good Manufacturing Practices, or cGMPs. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, we may not be able to rely on their manufacturing facilities for the manufacture of elements of our product candidate. Moreover, we do not control the manufacturing process at our CMOs and are completely dependent on them for compliance with current regulatory requirements. In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all.

We purchase the bee venom necessary to produce LT-100 for our clinical trials from a single third-party supplier. There are a limited number of suppliers for bee venom, and we may need to assess alternate suppliers to prevent a possible disruption of the manufacture of LT-100 for our clinical trials and, if approved, ultimately for commercial sale. Any termination of our supply agreement or significant delay in the supply of bee venom for the manufacture of LT-100 for an ongoing clinical trial due to the need to replace a third-party supplier could considerably delay completion of our clinical trials, product testing and potential regulatory approval of LT-100.

Furthermore, if there is a disruption to our or our third-party suppliers’ relevant operations, we will have no other means of producing LT-100 until they restore the affected facilities or we or they procure alternative facilities. Additionally, any damage to or destruction of our or our third party or suppliers’ facilities or equipment may significantly impair our ability to manufacture LT-100 on a timely basis.

If we change suppliers or manufacturers for commercial production, applicable regulatory agencies may require us to conduct additional studies or trials. If key suppliers or manufacturers are lost, or if the supply of the materials is diminished or discontinued, we may not be able to develop, manufacture and market our product candidate in a timely and competitive manner, or at all. Identifying and engaging an alternative supplier or manufacturer could result in delay, and we may not be able to find other acceptable suppliers or manufacturers on acceptable terms, or at all. Switching suppliers or manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines, which would impair our ability to meet our development objectives or generate revenues from the sale of LT-100, if approved.

We rely and will continue to rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidate.

We currently do not have the ability to independently conduct preclinical or clinical studies that comply with the regulatory requirements known as Good Laboratory Practice and Good Clinical Practice (“GCP”). The FDA and regulatory authorities in other jurisdictions require us to comply with GCP requirements for conducting, monitoring, recording and reporting the results of clinical trials, in order to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. We rely on independent investigators and collaborators, such as universities, medical institutions, CROs and strategic partners to conduct our preclinical and clinical trials under agreements with us.

We will need to negotiate budgets and contracts with CROs and study sites, which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol and legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our preclinical studies and clinical trials will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our products. As a result, our financial results and the commercial prospects for our products would be harmed, our costs could increase and our ability to generate revenue could be delayed.

If any of our relationships with trial sites or any CRO that we may use in the future terminates, we may not be able to enter into arrangements with alternative trial sites or CROs or do so on commercially reasonable terms. Switching or adding third parties to conduct our clinical trials involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines.

If we or our third-party suppliers use hazardous, non-hazardous, biological or other materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials. We and our suppliers are subject to federal, state and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that we and our suppliers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we and our suppliers cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business prospects, financial condition or results of operations.

We rely on honeybee colonies to supply our active pharmaceutical ingredient, or API, for LT-100, and if these colonies are damaged from pests, disease organisms or other phenomena, it could result in a negative impact on our business.

The mortality rate of honeybees has increased significantly over the last decade. Although the overall number of bee colonies in the United States. appears to be relatively stable, the increased mortality rate means beekeepers need to spend more time and money dividing their surviving colonies to create new ones to replace those lost. This could result in supply delays and cost increases for the bee venom we use to make LT-100. In addition, pests such as tracheal mites, Varroa mites and wax moths can either severely damage a bee colony or entirely wipe out a colony. American foulbrood is a lethal bacterial disease affecting bee larvae and pupae. Colonies may also be subject to “colony collapse disorder,” a phenomenological happening wherein the worker bees from a specific beehive suddenly vanish causing the hive to die off. Although our supplier employs preventative measures, any of these risks may negatively impact the bee hives and our ability to obtain the bee venom to make LT-100, which would adversely affect our business and prospects.

We may form or seek strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.

We may form or seek strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our discovery, development and commercialization efforts with respect to our products and any future products that we may seek to develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our products because they may be deemed to be at too early of a stage of development for collaborative effort, and third parties may not view our products as having the requisite potential to demonstrate safety and efficacy. Any delays in entering into new strategic partnership agreements related to our products could delay the development and commercialization of our products in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the results, revenue or specific net income that justifies such transaction.

Risks Related to Government Regulation

Our relationships with customers, physicians and third-party payors are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, health information privacy and security laws and other healthcare laws and regulations. If we or our employees, independent contractors, consultants, commercial partners and vendors violate these laws, we could face substantial penalties.

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any products for which we have or obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our products, if approved. Such laws include:

●	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback, bribe or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under any U.S. federal healthcare program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	the U.S. federal civil and criminal false claims laws, including the civil False Claims Act, which can be enforced through civil whistleblower or qui tam actions, and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. Pharmaceutical manufacturers can cause false claims to be presented to the U.S. federal government by engaging in impermissible marketing practices, such as the off-label promotion of a product for an indication for which it has not received FDA approval. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

●	the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate it in order to have committed a violation;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, which also impose certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy and security of individually identifiable health information of covered entities subject to the rule, including health plans, healthcare clearinghouses and certain healthcare providers as well as their business associates, independent contractors of a covered entity that perform certain services involving the use or disclosure of individually identifiable health information for or on their behalf;

●	the Federal Food Drug or Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;

●	the U.S. Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare and Medicaid Services, or CMS, information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members; and

●	analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which require tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

We may also be subject to other laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, which prohibit, among other things, U.S. companies and their employees and agents from authorizing, promising, offering or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government owned or affiliated entities, candidates for foreign political office and foreign political parties or officials thereof, as well as federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Ensuring that our internal operations and business arrangements with third parties comply with applicable healthcare laws and regulations will likely be costly. It is possible that governmental authorities will conclude that our business practices, including our relationships with physicians and other healthcare providers, some of whom are compensated in the form of stock options for consulting services provided, may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government-funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations.

Even if resolved in our favor, litigation or other legal proceedings relating to healthcare laws and regulations may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the trading price of our parent company’s common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development, manufacturing, sales, marketing or distribution activities. Uncertainties resulting from the initiation and continuation of litigation or other proceedings relating to applicable healthcare laws and regulations could have an adverse effect on our ability to compete in the marketplace. In addition, if the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, their ability to hire and retain key personnel and accept the payment of user fees and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

The FDA applies a risk-based system for the conduct of inspections of manufacturing facilities and conducts remote interactive evaluations of certain drug manufacturing facilities and clinical research sites where an in-person inspection is not prioritized or is otherwise limited, but where the FDA determines that remote evaluation is appropriate. Regulatory authorities inside and outside the United States may adopt similar or more restrictive measures in response to future public health emergencies, and reductions in agency staffing and funding may further affect inspection and review timelines. If a prolonged government shutdown occurs, or if other disruptions prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We are subject to increasingly stringent and rapidly changing laws and regulations related to privacy and data security. The restrictions and costs imposed by these requirements, or our actual or perceived failure to comply with them, could harm our reputation, subject us to significant fines and liability, and adversely affect our business.

We are subject to or affected by numerous evolving federal, state and foreign laws and regulations, as well as policies, contracts and other obligations governing the collection, use, disclosure, retention, and security of personal data. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This landscape may create uncertainty in our business, result in liability or impose additional costs on us. These laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions, and guidance on implementation and compliance practices are often updated or otherwise revised. The cost of compliance with these laws and regulations is high and is likely to increase in the future. Our failure or perceived failure to comply with these laws and regulations could result in negative publicity, diversion of management time and effort, an inability to process personal data or to operate in certain jurisdictions, restrictions on our operations and legal action against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising.

For example, HIPAA, as amended by HITECH, imposes requirements relating to the privacy and security of individually identifiable health information on health plans, healthcare clearinghouses and certain healthcare providers, and their respective contractors and their covered subcontractors that perform services for them involving individually identifiable health information. Additionally, certain states have adopted healthcare privacy and security laws and regulations comparable to HIPAA, some of which may be more stringent than HIPAA. In the event we fail to properly maintain the privacy and security of individually identifiable health information governed by HIPAA or comparable state laws, and significant or we are responsible for an unauthorized disclosure or security breach of such information, we could be subject to enforcement action under HIPAA or comparable state laws, civil and criminal penalties, and fines.

Domestic privacy and data security laws beyond HIPAA and other healthcare privacy laws are also changing rapidly and becoming more complex. For example, California enacted the CCPA, which took effect on January 1, 2020, and was substantially amended by the California Privacy Rights Act, or CPRA. The CCPA gives California residents expanded rights to access and delete their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used, among others. The CCPA also requires covered businesses to provide detailed privacy notices to California residents and respond to requests from California residents to exercise their rights under the CCPA to access, delete and opt-out of certain sharing of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for clinical trial data, the CCPA may increase our compliance costs and potential liability. The CCPA marked the beginning of a broader trend, and roughly twenty states have since enacted comprehensive consumer privacy laws, with additional states continuing to do so. As of January 1, 2023, consumers have new rights in addition to those above, such as (i) the right to correct inaccurate personal information that a business has about them; and (ii) the right to limit the use and disclosure of sensitive personal information collected about them. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and established the California Privacy Protection Agency, which implements and enforces the law. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities depending on how it is interpreted.

If our product candidates are approved for marketing and are found to have been improperly promoted for off-label uses, or if physicians misuse our products or use our products off-label, we may become subject to prohibitions on the sale or marketing of our products, product liability claims and significant fines, penalties and sanctions, and our brand and reputation could be harmed.

If our approved product, or any of our product candidates that are approved, are found to have been improperly promoted for off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about approved prescription drug products. In particular, while the FDA permits the dissemination of truthful and non-misleading information about an approved product, a manufacturer may not promote a product for uses that are not approved by the FDA. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of regulated products for off-label uses and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct must be changed or curtailed. If we cannot successfully manage the promotion of our product candidate, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

We are subject to new legislation, regulatory proposals and managed care initiatives that may increase our costs of compliance and adversely affect our ability to market our products, obtain collaborators and raise capital.

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States. By way of example, the ACA: increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; implemented a new methodology under which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded the eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation (“CMMI”) at the Centers for Medicare & Medicaid Services (“CMS”), to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been enacted. For example, in 2017, Congress enacted the Tax Cuts and Jobs Act, which eliminated the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, a process that is commonly referred to as the “individual mandate.” In addition, the Further Consolidated Appropriations Act, 2020 permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, it also eliminated the health insurer tax. On December 14, 2018, the U.S. District Court for the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the U.S. Supreme Court reversed the Fifth Circuit’s ruling, holding that the challengers lacked standing to sue and otherwise abstaining from reaching the merits of the case. There may be other efforts to challenge, repeal, or replace the ACA. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future.

Successive administrations have used executive action to reshape the ACA and federal healthcare coverage policy, and such directives have been issued, rescinded and reissued as administrations have changed. Such orders have directed the Department of Health and Human Services, the Department of the Treasury and the Department of Labor to review all existing regulations, orders, guidance documents, policies and agency actions to consider whether they are consistent with the then-current administration’s coverage priorities, and we expect that pattern to continue. We are unable to predict the likelihood of changes to the ACA or other healthcare laws which may negatively impact our profitability.

Drug pricing remains a central focus of executive and legislative action. The Inflation Reduction Act of 2022, or IRA, created the Medicare Drug Price Negotiation Program, under which the Centers for Medicare & Medicaid Services, or CMS, negotiates maximum fair prices for selected high-expenditure, single-source drugs. CMS has begun implementing the program and negotiating prices for selected drugs, which may result in significant discounts from list prices. Drugs payable under Medicare Part B became eligible for selection beginning in 2026, and Congress has since expanded the orphan drug exclusion from the negotiation program. The American Rescue Plan Act of 2021 eliminated the statutory cap on rebates drug manufacturers pay to Medicaid effective January 2024. With the elimination of the rebate cap, manufacturers may be required to compensate states in an amount greater than what the state Medicaid programs pay for the drug.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2030 with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through December 31, 2021, unless additional congressional action is taken. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, to review the relationship between pricing and manufacturer patient assistance programs, and to reform government program reimbursement methodologies for pharmaceutical products. Many of the pricing mechanisms first proposed in prior Congresses — penalties on manufacturers for raising prices on drugs covered by Medicare Parts B and D faster than the rate of inflation, caps on out-of-pocket expenses for Medicare Part D beneficiaries, and direct federal price negotiation benchmarked in part to international prices — were subsequently enacted in the IRA. Further proposals to expand these mechanisms continue to be introduced in each Congress. We cannot predict whether any proposed legislation will become law and the effect of these possible changes on our business cannot be predicted at this time.

Further, the Centers for Medicare & Medicaid Services (“CMS”) has significant regulatory authority to promulgate regulations and impose other compliance requirements that may increase our compliance costs and impact our ability to attain profitability and market our product candidate. CMS sets coverage and reimbursement rates for Medicare and oversees the implementation of Medicaid at the state level. CMS could modify or impose coverage restrictions or modify reimbursement rates on our product candidate in a manner that could adversely impact our business. For example, on January 8, 2021, CMS approved Tennessee’s Medicaid section 1115 demonstration application, granting the state the unprecedented ability to implement a closed drug formulary without foregoing the state’s entitlement to rebates under the Medicaid Drug Rebate Program. Implementation of a closed formulary could mean that our products could be excluded from coverage under Medicaid. Section 1115 demonstration approvals of this kind have been revisited by successive administrations, and we cannot predict whether this or similar closed-formulary authority will be expanded, modified or withdrawn.

Within CMS, CMMI, as established by the ACA, has broad authority to design, implement, and test new health care payment models that could potentially lower health care spending while maintaining quality or increase quality without increasing spending. CMMI has considered implementing models that could have a significant adverse effect on our business. For example, on November 27, 2020, CMMI finalized a mandatory Medicare Part B drug payment model that would have aligned payment for drugs with international reference prices, entitled the Most Favored Nation (MFN) Model. The MFN Model was enjoined by a Federal court on December 28, 2020 for failure to comply with rulemaking procedural requirements. Most-favored-nation pricing has since been revived as a central policy priority, through an executive order issued in May 2025 directing manufacturers to offer most-favored-nation pricing to U.S. purchasers and a further executive order in April 2026 linking tariff relief and other benefits to manufacturers’ willingness to enter into most-favored-nation pricing and domestic production agreements. CMS has proposed, but not finalized, two related payment models — the Global Lowest Observed Benchmark Exchange (GLOBE) Model for certain drugs payable under Medicare Part B and the Global Uniform Alignment for Reasonable Drug Prices (GUARD) Model for certain drugs payable under Medicare Part D. We cannot predict how these or other regulatory actions by CMMI or any other component of CMS may impact our business.

These and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for our current or future product candidates. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of any current or future product candidates, if any, may be. In addition, increased Congressional scrutiny of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Any product candidates for which we intend to seek approval as biologic products may face biosimilar competition sooner than anticipated.

If we are successful in achieving regulatory approval to commercialize any biologic product candidate that we develop, it may face competition from biosimilar products. In the United States, our product candidates are regulated by the FDA as biologic products subject to approval under the BLA pathway. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the data the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed by the FDA. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when such processes intend to be implemented, BPCIA may be fully adopted by the FDA, any such processes could have an adverse effect on the future commercial prospects for our biological products. There is a risk that any of our product candidates approved as a biological product under a BLA would not qualify for the 12-year period of exclusivity or that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated.

Proposals to waive or limit intellectual property protections for pharmaceutical products in the interest of access have periodically been advanced in international fora. Any such measure, if implemented, could extend to our product candidates. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. If competitors are able to obtain marketing approval for biosimilars referencing our candidates, if approved, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and potential adverse consequences.

Our business activities will be subject to the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery and anti-corruption laws.

As we expand our business activities outside of the United States, including our clinical trial efforts, we will be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we intend to operate. The FCPA generally prohibits offering, promising, giving or authorizing others to give anything of value, either directly or indirectly, to a non-United States government official in order to influence official action, or otherwise obtain or retain business. The FCPA also required public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore may involve significant interaction with public officials, including officials of non-United States governments. Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government under the FCPA. FCPA enforcement priorities have shifted materially in recent years: enforcement activity was paused by executive action in early 2025 and subsequently resumed under revised Department of Justice guidelines. The SEC and Department of Justice have historically pursued FCPA matters against biotechnology and pharmaceutical companies, and we cannot predict future enforcement priorities. There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors or collaborators, of those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of facilities, including those of our suppliers and manufacturers, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries as well as difficulties in manufacturing or continuing to develop our products, and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

Risks Related to Our Intellectual Property

We rely principally on trade secrets and other forms of non-patent intellectual property protection, which are difficult to protect.

Our API is a natural, non-synthetic compound that is not patentable, so we rely on trade secrets to protect our rights to LT-100, particularly the method and process of manufacturing LT-100. Trade secrets are difficult to protect, and we have limited control over the protection of trade secrets used by our collaborators and suppliers. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors and other advisors may unintentionally or willfully disclose our information to competitors. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. We would expect any trade secret dispute to be governed by federal law, and in particular the Defend Trade Secrets Act (“DTSA”) of 2016. However, in the event we are not able to utilize the DTSA, we would then be limited to resolving such dispute in state court. State trade secret laws in the United States vary, and state courts are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. If our confidential or proprietary information is divulged to or acquired by third parties, including our competitors, our competitive position in the marketplace will be harmed and our ability to successfully penetrate our target markets could be severely compromised.

Our ability to compete depends in part on our ability to secure and maintain proprietary rights to our products.

Apimeds Korea does not have any patent protection for Apitoxin. There could be several competitive products available in the marketplace possessing similar qualities.

Apimeds Korea’s patents related to Apitoxin expired in early 2023. If Apimeds does decide to apply for patent protection, there can be no assurance that any patent issued to Apimeds Korea, and licensed to us, will provide competitive advantages or will not be challenged by third parties. Furthermore, there can be no assurance that others will not independently develop similar products or design around Apimeds Korea’s previous patents. Any of the foregoing activities could have a material adverse effect on the Company. Moreover, enforcement of any patent or license rights may require substantial litigation costs.

Our success depends in part on not only our ability, but that of Apimeds Korea’s to protect the intellectual property, including our trade secrets, which can be difficult and costly and is not assured.

Our success depends in part on our ability, and that of Apimeds Korea, to obtain and maintain trade secret and trademark protection of our rights to LT-100, as well as successfully defending the intellectual property against third-party challenges. Our ability to stop unauthorized third parties from misusing our trade secrets by making or using LT-100 is dependent upon the extent to which we have rights under trade secrets that cover these activities.

We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of these parties to use or disclose our confidential information, including our trade secrets. The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. The intellectual property positions of biopharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. We cannot accurately predict future changes in the interpretation of intellectual property laws or changes to intellectual property laws which might be enacted into law. Those changes may materially affect our ability to protect our trade secrets.

Despite our efforts to protect our trade secrets, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Moreover, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our confidential information or proprietary technology and processes. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, scientific advisors, employees, contractors and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. Moreover, if confidential information that is licensed or disclosed to us by our partners, collaborators or others is inadvertently disclosed or subject to a breach or violation, we may be exposed to liability to the owner of that confidential information. Failure to protect our trade secrets, for any reason (or third-party claims against our trade secrets or proprietary rights, or our involvement in disputes over our trade secrets or proprietary rights, including involvement in litigation), could have a substantial negative effect on our results of operations and financial condition.

We do not own the Apitox trademark but may use the trademark pursuant to the terms of the Business Agreement with Apimeds Korea.

We do not own the trademark that we use in our business and may be unable to protect this intellectual property against infringement from third parties. We are party to the Business Agreement with Apimeds Korea pursuant to which Apimeds Korea granted us an exclusive, sublicensable, royalty-bearing license to utilize all prior clinical development data associated with Apitoxin, Apitox, and all related names, advance clinical research, develop, manufacture and commercialize and sell Apitox in the United States. The Business Agreement can be terminated by mutual written agreement by the parties and will automatically terminate upon the bankruptcy or dissolution of the Company. We market the product candidate under the designation LT-100, and the Business Agreement licenses the “Apitox” name and related names on which that program is based. In the event that the Business Agreement is terminated, we will be required to, among other things, change the name of our product candidate.

Any of these events could disrupt our recognition in the marketplace, damage any goodwill we may have generated, and otherwise have a material adverse effect on us. Furthermore, since we license the use of the name “Apitox” from Apimeds Korea, we are dependent on Apimeds Korea to defend against trademark infringement claims. Apimeds Korea’s efforts to enforce or protect our rights related to the trademark “Apitox” may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

If our future trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We do not own any trademarks or tradenames, as we license the use of the name “Apitox” from Apimeds Korea pursuant to the Business Agreement; however, if in the future we register any trademarks or tradenames, any registered trademarks or trade names may be challenged, circumvented, or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

We may become involved in lawsuits to protect our intellectual property rights, which could be expensive, time consuming and unsuccessful.

Competitors may infringe or otherwise violate our intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming. An adverse result in any litigation or defense proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly. The initiation of a claim against a third party may also cause the third party to bring counter claims against us such as claims asserting that our intellectual property rights are invalid or unenforceable. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States. Our business could be harmed if in litigation the prevailing party does not offer us a license on commercially reasonable terms. Any litigation or other proceedings to enforce our intellectual property rights may fail, and even if successful, may result in substantial costs and distract our management and other employees.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the trading price of our parent company’s common stock.

Any trademarks we may obtain may be infringed or successfully challenged, resulting in harm to our business.

We expect to rely on trademarks as one means to distinguish our products from those approved for marketing from the products of our competitors. We market our product candidate under the designation LT-100, while the mark licensed to us under the Business Agreement remains “Apitox.” We have not yet applied to register any trademarks for our current product candidate or any future products, and we intend to file a United States trademark application for “LT-100.” Once we select trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks, and we may not have adequate resources to enforce our trademarks. In addition, any proprietary name we propose to use with our current or any other product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

Furthermore, pursuant to the Business Agreement, Apimeds Korea granted to the Company a sublicensable, royalty-bearing license to utilize all prior clinical development data associated with Apitoxin, Apitox, and all related names, and to advance clinical research, develop, manufacture and commercialize and sell Apitox in the United States. The Company does not own international rights to the name “Apitox,” and the Company has an exclusive license to use the name in the United States pursuant to the Business Agreement. The name “Apitox” may be used in different countries with respect to products that are not ours. We are aware of a Spanish company called PrismaNatural, offering an over-the-counter topical ointment product called “Apitox” that can be purchased in the United States. This may create confusion with respect to our product candidate and our business may be adversely affected, however that risk may be minimized with the rebranding of Apitox to LT-100.

As mentioned above, we are dependent on Apimeds Korea to defend against trademark infringement claims because we license the use of the name “Apitox” pursuant to the Business Agreement. Notwithstanding Apimeds Korea’s efforts, there can be no assurance that its efforts to protect its trademarks will be successful, even if Apimeds Korea intends to maintain and keep current all of its trademark registrations and to pay all applicable renewal fees as they become due. The right of a trademark owner to use its trademarks is based on a number of factors, including their first use in commerce, and trademark owners can lose trademark rights despite trademark registration and payment of renewal fees. We therefore believe that these proprietary rights, licensed to us, have been and will continue to be important in enabling us to compete and if for any reason Apimeds Korea is unable to maintain its trademark that it licenses to us, our business could be materially and negatively affected. Nor can there be any assurance that third-parties will not assert claims against us for infringement of their intellectual proprietary rights. If an infringement claim is asserted, we may be required to obtain a license of such rights, pay royalties on a retrospective or prospective basis, or terminate our development, manufacturing and marketing of our infringing products. Litigation with respect to such matters could result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial condition, or operating results.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we expect to rely on third parties to manufacture LT-100 and any future candidates, and we expect to collaborate with third parties on the development of our current and future therapeutics, we must, at times, share trade secrets with them. We also may conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations. Further, disputes may arise under these agreements regarding inventorship or ownership of proprietary information generated during research and development.

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of our agreements with third parties, independent development or publication of information by any of our third-party collaborators. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of their former employers or other third parties.

We employ individuals who were previously employed at other biotechnology or pharmaceutical companies. Although we seek to protect our ownership of intellectual property rights by ensuring that our agreements with our employees, collaborators and other third parties with whom we do business include provisions requiring such parties to assign rights in inventions to us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the quarter ended June 30, 2026, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
2.1†	Agreement and Plan of Merger, dated July 14, 2026, by and among Glucotrack, Inc., Glucotrack Merger Sub, Inc., Lokahi Therapeutics, Inc., Glucotrack Technologies Inc., and Paul V. Goode (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on July 15, 2026)
3.1	Certificate of Incorporation of Integrity Applications, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 22, 2011)
3.2	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 22, 2011)
3.3	Bylaws of Integrity Applications, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 22, 2011)
3.4	Certificate of Amendment to Certificate of Incorporation of Integrity Applications, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2020)
3.5	Amendments to The Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022)
3.6	First Amendment to Bylaws dated June 14, 2024 (incorporated by reference to Exhibit 3.01 to the Current Report on Form 8-K filed by Glucotrack, Inc. on June 20, 2024)
3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 17, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on May 20, 2024)
3.8	Certificate of Amendment of Certificate of Incorporation of Glucotrack, Inc., dated January 3, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on January 7, 2025)
3.9	Certificate of Amendment to Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on February 3, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on February 4, 2025)
3.10	Certificate of Amendment to Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on June 13, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on June 16, 2025)
3.11	Certificate of Designation of Series A Convertible Preferred Stock, as filed with the Delaware Secretary of State on July 9, 2026 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on July 15, 2026)
3.12	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock, as filed with the Delaware Secretary of State on July 14, 2026 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Glucotrack, Inc. on July 15, 2026)
10.1	Form of Exchange Agreement, dated April 13, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on April 14, 2026)
10.2	Form of Exchange Agreement, dated April 29, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Glucotrack, Inc. on April 30, 2026)
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed or furnished herewith.
†	The schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally to the SEC a copy of all omitted exhibits and schedules upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2026

GLUCOTRACK, INC.

By:	/s/ Erik Emerson
Name:	Erik Emerson
Title	Chief Executive Officer
(Principal Financial Officer)

